Form 10-K
period 1993-12-31
WESTERN GAS RESOURCES INC
filed 1994-03-17
CIK 856716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993 or

[   ]     Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________

                       Commission file number 1-10389
                                              -------

                         WESTERN GAS RESOURCES, INC.
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   84-1127613
   --------------------------------             -------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)

   12200 N. Pecos Street, Denver, Colorado              80234-3439
   ----------------------------------------     -------------------------
   (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code   (303)452-5603
                                                     -------------------

   Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of exchange on which registered
   -----------------------------    ---------------------------------------

   Common Stock, $0.10 par value     New York Stock Exchange

   $2.28 Cumulative Preferred        New York Stock Exchange
     Stock, $0.10 par value

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---
   The aggregate market value of voting common stock held by non-affiliates of the registrant on March 1, 1994, was $370,727,222.

   On March 1, 1994, there were 25,703,829 shares of the Registrant's Common Stock Outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report (Items 10, 11, 12 and
   13) is incorporated by reference from the Registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders to be held on May 11, 1994.

   Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Reference is made to listing beginning on page 67 of all exhibits filed as a part of this report.

                         Western Gas Resources, Inc.
                                  Form 10-K
                              Table of Contents


Part    Item(s)                                                             Page
                                                                            ----
I.      1 and 2.  Business and Properties..................................    3
                    General Development of the Business....................    3
                    Growth, Acquisitions and Dispositions..................    4
                    Description of Operations..............................    6
                    Gas Gathering and Processing...........................    6
                    Principal Facilities...................................    9
                    Marketing..............................................   11
                    Producing Properties...................................   13
                    Competition............................................   13
                    Environmental Matters..................................   14
                    Regulation.............................................   15
                    Employees..............................................   17
        3.        Legal Proceedings........................................   18
        4.        Submission of Matters to a Vote of Security
                    Holders................................................   21
II.     5.        Market for Registrant's Common Stock and
                    Related Stockholder Matters............................   22
        6.        Selected Consolidated Financial and
                    Operating Data.........................................   23
        7.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........   24
        8.        Consolidated Financial Statements and
                    Supplementary Data.....................................   34
        9.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.................   66
III.    10.       Directors and Executive Officers of the
                    Registrant.............................................   66
        11.       Executive Compensation...................................   66
        12.       Security Ownership of Certain Beneficial
                    Owners and Management..................................   66
        13.       Certain Relationships and Related Transactions...........   66
IV.     14.       Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K....................................   67


                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General Development of the Business

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer and processor with operations located in major oil and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. The Company owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs"). The Company provides necessary services to the producers of natural gas and NGLs by connecting producers' wells to the Company's gathering system for delivery to its processing plants, processing the gas to remove NGLs and by-products and marketing the gas and NGLs throughout the United States. Most of the natural gas processed by the Company is associated gas from oil wells. The Company also owns certain producing properties primarily in Louisiana and Texas.

The Company, a Delaware corporation, was formed in October 1989 to serve as general partner of Western Gas Processors, Ltd. (the "Partnership"). The Company's initial public offering occurred in December 1989 when the Company sold 3,527,500 shares of common stock and used the net proceeds along with other assets to acquire a 52% interest in the Partnership. Substantially all business activities were conducted through the Partnership. In order to create a more efficient operating structure and a more liquid publicly-held security, the Company and the Partnership were merged in May 1991 (the "Restructuring"). In the Restructuring, the Company acquired all the limited partner units it did not already own in exchange for 10.2 million shares of newly issued Common Stock of the Company, all of the Partnership's assets were transferred to the Company's direct ownership by operation of law and the Partnership ceased to exist. The Restructuring was a reorganization of entities under common control and has been accounted for at historical cost in a manner similar to a pooling of interests. The Company has restated all historical financial information to reflect the Restructuring.

In October 1991, the Company issued 400,000 shares of 7.25% cumulative perpetual convertible preferred stock ("7.25% Convertible Preferred Stock") with a liquidation preference of $100 per share to an institutional investor.

In November 1991, the Company issued 4,115,000 shares of common stock at a public offering price of $18.375 per share.

In November 1992, the Company issued 1,400,000 shares of $2.28 cumulative preferred stock ("$2.28 Cumulative Preferred Stock"), with a liquidation preference of $25 per share, at a public offering price of $25 per share.

On November 12, 1993, the Company's registration statement filed with the Securities and Exchange Commission (the "Registration") on

Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. On February 28, 1994, the Company sold, pursuant to the Registration, 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock ("$2.625 Convertible Preferred Stock") for net proceeds of $133.5 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility to acquire Mountain Gas Resources, Inc. ("Mountain Gas") and the Black Lake gas processing plant and related reserves ("Black Lake").

The Company's principal offices are located at 12200 N. Pecos Street, Denver, Colorado 80234-3439, and its telephone number is (303) 452-5603.

Growth, Acquisitions and Dispositions

Since the Company's formation in 1977, its strategy has been to expand through acquisitions and internal project development. During 1993, the Company continued this expansion by completing a series of acquisitions, forming a joint venture and completing the development of the Katy Gas Storage Facility. These activities have strengthened the Company's position in several major producing basins and expanded its access to multiple natural gas markets, including East Coast markets which the Company had not previously serviced. The table below describes the Company's growth from December 31, 1992 to December 31, 1993:


                                                                       Average for the Year Ended
                                                                       December 31, 1993 and 1992
                                             Gas        Gas      ----------------------------------------
                                          Gathering  Throughput     Gas           Gas            NGL
                                           Systems    Capacity   Throughput    Production     Production
                               Plants      (Miles)    (MMcf/D)    (MMcf/D)      (MMcf/D)       (MGal/D)
                               ------      ------     -------     -------       -------        --------
December 31, 1992............    30         9,788      1,117        625            331          1,874
December 31, 1993............    32        10,295      1,526        895 (1)        575 (1)      2,239 (1)

% change.....................     7             5         37         43             74             19




(1) Pro Forma to give effect only to the Mountain Gas and Black Lake acquisitions described below as if such acquisitions had been completed on January 1, 1993.


The Company's major projects, acquisitions and dispositions since January 1, 1991 are:

  Mountain Gas

On July 29, 1993, effective January 1, 1993, the Company acquired the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt of Mountain Gas.

  Mountain Gas owns the Red Desert and Granger facilities, both located near the Company's Lincoln Road gas processing plant and gathering system. The 22% interest in the Granger facility previously not owned by Mountain Gas was purchased by the Company in two separate transactions in November and December 1993 for an aggregate of $27.7 million. At the date of acquisition, the Red Desert facility consisted of a cryogenic plant and the Granger plant consisted of a refrigeration unit and a cryogenic unit. In December 1993, the Company completed construction of an additional cryogenic processing plant at Granger, at a total cost of $15.2 million.

  In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Gas throughput at the facility has since reached levels experienced before the fire, and the Company expects it to be fully operational in May 1994 when the construction of a new tank farm and repairs to the cryogenic units are expected to be completed. The Company believes that insurance will cover, subject to certain deductibles, substantially all of the costs related to rebuilding the NGL tank farm and the other affected facilities, the interruption of business and third-party claims, if any.

    Black Lake

  On September 27, 1993, effective January 1, 1993, the Company purchased Black Lake from Nerco Oil & Gas, Inc. for approximately $136.2 million. The acquisition includes a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant. The purchase also included 50% of the stock of Black Lake Pipeline Company, which owns a 240 mile liquids pipeline extending from Cotton Valley, Louisiana to Mont Belvieu, Texas and transports NGLs for Black Lake and three unaffiliated gas processing plants.

    Westana Joint Venture

  Effective August 1, 1993, the Company formed Westana Gathering Company ("Westana"), a general partnership, with Panhandle Eastern Pipe Line Corporation ("PEPL"). Westana provides gas gathering and processing services in the Anadarko Basin in Oklahoma and markets natural gas and NGLs for producers connected to its system. The Company is the principal operator with each partner holding a 50% ownership interest.

  The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. Westana also operates PEPL's 400 mile gathering system, which will be contributed to Westana, after abandonment approval by the FERC. The Company is committed to provide an additional partnership contribution of $8.3 million, of which $4.8 million was contributed through December 31, 1993, for necessary modifications to the gathering system. This contribution will be recouped by the Company through preferential partnership distributions.

    Katy Gas Storage Facility

  The Company has completed the construction of the Katy Gas Storage Facility located approximately 20 miles from Houston, Texas. Lease acquisition and construction costs incurred through December 31, 1993, including pad gas, approximate $90 million and excludes capitalized pre-operating costs. The Katy Gas Storage Facility commenced operations in January 1994. The complex consists of a partially depleted natural gas reservoir with over 17 Bcf of working gas and the capability to deliver up to 400 MMcf/D of natural gas as well as a pipeline header system currently connecting seven pipelines with the capability to connect six additional pipelines.

    UTP System

  On November 1, 1991, the Company purchased the gas processing division of Union Texas Products Corporation, a subsidiary of Union Texas Petroleum Holdings, Inc. (collectively referred to as the "UTP system"). The total consideration was $142.7 million. The acquisition included 12 plants in Texas, Oklahoma and Louisiana.

     Midkiff/Benedum System

  Effective October 1, 1992, the Company sold a 20% undivided interest (which interest may increase based upon future expansion of the plants to accommodate increased gas volumes) in the Midkiff and Benedum gas processing plants to the major producer in the area of the plant for $22 million.

  Description of Operations

  Historically, the Company has derived over 90% of its revenues from the sale of natural gas and NGLs. Set forth below are the Company's revenues by type of operation ($000s):



                                                Year Ended December 31,
                                  ----------------------------------------------------
                                    1993      %       1992      %       1991      %
                                  --------  ------  --------  ------  --------  ------

 Sale of residue gas............  $563,068   60.4   $278,928   46.5   $179,659   50.2
 Sale of natural gas
   liquids......................   333,880   35.8    290,230   48.3    150,224   41.9
 Processing and transportation
   revenues.....................    25,622    2.7     22,124    3.7     25,538    7.1
 Other, net.....................     9,768    1.1      8,834    1.5      2,821    0.8
                                  --------  -----   --------  -----   --------  -----
                                  $932,338  100.0   $600,116  100.0   $358,242  100.0
                                  ========  =====   ========  =====   ========  =====


  Gas Gathering and Processing

  The Company contracts with producers to gather raw natural gas from individual wells located near its plants. Once a contract has been executed, the Company connects wells to gathering lines through which the natural gas is delivered to a processing plant. At the plant, the natural gas is compressed, unfractionated NGLs are extracted, and the remaining dry residue gas is treated to meet pipeline quality specifications. Ten of the Company's processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, butane and natural gasoline to obtain higher value for the NGLs. In addition, the Reno Junction Isomerization facility converts normal butane into iso-butane. Seven of the Company's plants are able to process and treat natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation.

  The Company continually acquires additional natural gas supplies to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties or by connecting additional wells. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near the Company's gathering systems. The Company believes it has expanded into areas which present significant potential for new drilling or purchases of existing systems. Historically, the Company has connected additional reserves which more than offset production from reserves dedicated to existing facilities. However, certain individual plants have experienced declines in dedicated reserves. In 1993, excluding reserves acquired in the Mountain Gas and Black Lake acquisitions and including reserves associated with Westana, the Company connected new reserves to its gathering systems replacing 118% of 1993 production. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties, totaled approximately 1.95 Tcf at December 31, 1993.

  Substantially all natural gas flowing through Company facilities is supplied under long-term contracts providing for the dedication for purchase or processing of such natural gas for periods ranging from 5 to 20 years. Under the typical natural gas purchase contract, the Company is responsible for arranging the transportation and marketing of the natural gas and NGLs after processing. However, some contracts are structured as natural gas processing arrangements in which gathering and processing services are performed for a fee and the producer retains marketing responsibility for the natural gas.

  In most of its gathering areas, the Company's policy is to structure natural gas purchase contracts on a percentage-of-proceeds basis under which it is entitled to a specified percentage of the net proceeds received from the resale of residue gas and NGLs along with ancillary fees for treating, compression and marketing services. Percentage-of-proceeds contracts provide for the Company and producers to share proportionally in price changes. The Company's existing contracts typically entitle it to retain the same percentage, typically between 20% to 40%, of the net proceeds from the resale of residue gas and NGLs. For the year ended December 31, 1993, percentage-of-proceeds contracts accounted for approximately 85% of natural gas throughput (exclusive of straddle plants).

  Under its gas processing contracts, the Company collects fees based on the volume of natural gas processed or receives a predetermined percentage, ranging from 40% to 85%, of the NGLs produced. For the year ended December 31, 1993, natural gas processing contracts accounted for 13% of natural gas throughput and other fee-based contracts accounted for 2% of natural gas throughput (exclusive of straddle plants).

  Approximately 70% of the natural gas processed at the recently acquired Mountain Gas facilities is subject to contracts that combine gathering and compression fees with "keep whole" arrangements. Typically, the producer is charged a gathering and compression fee of $.10 to $.33 per Mcf of natural gas gathered and delivered to the processing facility. In addition, the Company retains the NGLs recovered at the processing facility and keeps the producer whole by returning to the producer at the tailgate of the plant an amount of residue gas equal on a Btu basis to the raw natural gas received at the plant inlet. The fixed nature of the gathering and compression fees reduces the Company's exposure to the margin volatility of residue gas and NGLs typically experienced in pure "keep-whole" arrangements. The remaining 30% of contracts at the Mountain Gas facilities consists of either percentage-of-proceeds or fee-based contracts.

Principal Facilities

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                             Average for Year Ended
                                                                                                December 31, 1993
                                                                                  ----------------------------------------------
                                                       Gas            Gas
                                                     Gathering      Throughput         Gas             Gas             NGL
                                       Year Placed    Systems        Capacity       Throughput      Production      Production
    Facility(1)                        In Service     Miles(2)     (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)     (MGal/D)(4)
- ------------------                     -----------  ------------  --------------  --------------  --------------  --------------
Southern Region:
 Texas
   Midkiff and Benedum.............         1955      1,914            135           114.4            70.9           725.2
   Giddings Gathering System.......         1979        615             80            70.4            60.4           105.7
   Edgewood(5).....................         1964         85             65            36.4            17.2            75.0
   Perkins and Noel................         1975      2,530             55            23.6            12.9           158.8
   Walnut Bend.....................         1978        402              8             3.9             1.7            24.5
   East Sour Lake(6)(7)............         1983          -              -              .3               -              .8
   Katy(8).........................         1994          -              -               -               -               -
Mid-Continent Region:
 Louisiana
   Black Lake(9)(10)...............         1966         55            180           108.3            88.1           167.1
   Toca(6)(11).....................         1958          -            160            81.7               -            55.8
   Sligo(6)(11)(12)................         1961          8             70            33.6               -            27.2
   Pointe a la Hache(6)(19)........         1962          -             20             8.8               -             2.9
   Cox Bay(6)(19)..................         1962          -             20             7.3               -             4.1
 Oklahoma
   Chaney Dell.....................         1966      1,206            130            63.4            45.0           226.0
   Lamont..........................         1981        777             28            30.2            21.1            99.0
   Chester.........................         1986        223             37            22.3            15.1            40.5
Rocky Mountain Region:
 Wyoming
   Granger(11)(13)(10)(14).........         1987        200            230           123.2           117.4           111.4
   Red Desert(13)(10)..............         1979        100             40            30.1            27.0            48.7
   Lincoln Road....................         1988        143             45            29.4            27.9            29.8
   Hilight Complex(11)(15).........         1969        589             80            35.8            15.5           110.7
   Amos Draw.......................         1983         79             30             7.1             5.8            22.9
   Kitty(11).......................         1969        225             17             7.1             4.7            41.2
   Newcastle(11)...................         1981        141              5             2.4             1.6            18.1
   Reno Junction(16)...............         1991          -              -               -               -            49.0
 New Mexico
   San Juan River(5)...............         1955        122             60            26.7            22.8               -
 North Dakota
   Williston(5)(11)(17)............         1981        381              -            12.2             8.8            36.8
   Temple(5).......................         1984         65              7             3.1             2.4            10.5
   Teddy Roosevelt(5)(11)(17)......         1979        236              -             2.6             1.3            11.2
   Alexander Gathering System(17)..         1984         96              -             1.8             1.2             5.7
 Utah
   Four Corners....................         1988         95             15             5.2             4.4            11.4
 Montana
   Fairview(5)(11)(18).............         1970          -              6             1.8              .9             6.8
   Baker(5)(11)....................         1981          8              3             1.6             1.0            12.6
                                                     ------          -----           -----           -----         -------

     Total.........................                  10,295          1,526           894.7           575.1         2,239.4
                                                     ======          =====           =====           =====         =======

- -------------
 Footnotes on following page

  (1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (80%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Chester (50%); Newcastle (50%) and Walnut Bend (67%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
  (2) Gas gathering systems miles and gas throughput capacity are as of December 31, 1993.
  (3)  Aggregate wellhead natural gas volumes collected by a gathering system.
  (4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
  (5) Sour gas facility (capable of processing gas containing hydrogen sulfide).
  (6)  Straddle plant.
  (7) Facility was shut-in during February 1993. Gas throughput, gas production and NGL production represent operations on an annual basis prior to shut-in.
  (8)  Operations commenced in January 1994.
  (9)  Acquired in the Black Lake acquisition.
  (10) Throughput and production volume averages are for the year ended December 31, 1993 and include volumes prior to the Company's acquisition of these facilities.
  (11) Fractionation facility (capable of fractionating raw NGLs).
  (12) The Company is currently negotiating with a potential purchaser.
  (13) Acquired in the Mountain Gas acquisition.
  (14) The Company's initial interest in the Granger facility was 78%. The remaining 22% was purchased by the Company in two separate transactions in November and December 1993.
  (15) Includes production volumes from the Hartzog and Spearhead Ranch facilities.
  (16) NGL production represents conversion of third-party feedstock to iso-butane.
  (17) Processing facility was shut-in during August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement. Gas throughput, gas production and NGL production represent operations prior to shut-in and operations by the third-party.
  (18) Gathering system was exchanged during July 1993. Gas throughput, gas production and NGL production represent operations prior to the sale on an annual basis.
  (19) Temporarily shut-in during 1993.

  The Company does not anticipate any additional significant capital expenditures for improvements to its existing processing and gathering facilities in the near future, although capital expenditures to connect new reserves, acquire consolidating assets and to maintain existing facilities are anticipated to be approximately $25 million to $30 million per year.

  Marketing

    Natural Gas

  The Company markets residue gas produced at its plants and purchased from third parties to end-users, local distribution companies ("LDCs"), pipelines and other marketing companies throughout the United States. The Company's success in obtaining markets for residue gas has been an important factor in maintaining production levels for its producers and throughput levels for its gas plants. No production behind the Company's facilities has been shut-in or curtailed as a result of the Company's failure to perform under its marketing agreements.

  In recent years, the Company has significantly increased its marketing capabilities. Increased third party sales and sales attributable to new plants have primarily accounted for the increase in average daily gas sales from 442 MMcf/D for the year ended December 31, 1992 to 755 MMcf/D for the year ended December 31, 1993. While continuing to increase sales to end-users and to achieve greater market penetration close to its facilities, the Company has expanded into new markets throughout the United States.

  Most of the Company's current sales contracts are short-term, ranging from a few days to one year. At December 31, 1993, the Company's commitment under long-term contracts, several of which have an annual redetermination of prices and several of which are rebid prior to expiration, was approximately 170 MMcf/D.

  The Company intends to maintain its residue gas marketing and third party sales to ensure a market for its products. Third party sales and residue gas storage, combined with the stable supply from Company facilities, enable the Company to respond quickly to changing market conditions and to take greater advantage of seasonal price variations and peak demand periods. This creates an opportunity for the Company to obtain a higher price on average for its delivered residue gas than the price obtained by other marketers or brokers. The Company customarily stores residue gas in underground storage facilities to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At December 31, 1993, the Company held approximately 7.9 Bcf of residue gas inventory in underground storage at an average cost of $1.97 per Mcf ($1.81 per MMbtu). From time to time, the Company hedges a portion of its residue gas volumes and requirements under residue gas sales contracts on the futures market.

  In order to meet the peaking demand for residue gas in certain markets, the Company designed and constructed the Katy Gas Storage Facility. The ability to withdraw gas from the Katy Gas Storage Facility on short notice positions the Company to market residue gas to LDCs and other customers that need a reliable yet variable supply of residue gas. The Katy Gas Storage Facility will also allow the Company to bypass transportation bottlenecks and enhance flexibility in its marketing operations. The complex consists of a partially depleted natural gas reservoir with over 17 Bcf of working gas and the capability to deliver up to 400 MMcf/D of residue gas as well as a pipeline header system currently connecting seven pipelines with the capability to connect six additional pipelines. The pipeline header system, together with the Black Lake acquisition, provides access to markets in the Midwest and on the East Coast not previously serviced by the Company.

  In December 1993, the Company entered into a three-year winter-peaking gas purchase and sales agreement with a major utility in East Texas which designates the Katy Gas Storage Facility as the primary delivery point. Under the agreement, the utility has the right to purchase, during each year of the contract, up to approximately 30,000 MMBtu of gas per day in November and March and 70,000 MMBtu of gas per day in December, January and February, determined daily, at the Houston Ship Channel Index Price plus a demand charge. The agreement calls for minimum delivery of three million MMBtu of natural gas per year.

  As part of its strategy to penetrate East Coast markets and to utilize Black Lake and the Katy Gas Storage Facility more effectively, in July 1993 the Company acquired the assets of Citizens National Gas Company which was headquartered in Boston, Massachusetts. This acquisition provides the company with an established East Coast marketing operation which sold an average of approximately 350 MMcf/D of natural gas during the first six months of 1993.

  During the year ended December 31, 1992, the Company sold residue gas to approximately 150 end-user, pipeline, LDC and other customers. As a result of the Citizens acquisition, the number of residue gas customers increased to approximately 315 for the year ended December 31, 1993, further reducing the Company's reliance on any single customer. No single customer accounted for more than 10% of consolidated revenues for the year ended December 31, 1993.

    NGL Marketing

  The Company markets NGLs (ethane, propane, iso-butane, normal butane, natural gasoline, and condensate) produced at its plants and purchased from third parties to the Rocky Mountain, Mid-Continent and Gulf Coast regions. A majority of the Company's production of NGLs now moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, the Company ensures that production from the plants moves on a reliable basis and avoids curtailment of production.

  The volatility of NGL prices over the past years has caused the Company to move to short-term contracts, with no prices set on a firm basis for more than a 30-day period. Although some contracts do commit the Company for periods as long as a year, prices are redetermined on a market-related basis. Storage space is leased at the major trading locations, near Houston and in central Kansas, in order to store products so that they can be sold at higher prices on a seasonal basis. At December 31, 1993, approximately 17.3 million gallons of NGLs were in storage at an average cost of $.30 per gallon. The Company generally intends that stored liquids turn over on an annual basis.

  For the year ended December 31, 1993, NGL sales averaged 2,941 MGal per day, an increase from 2,400 MGal per day in 1992. Sales were made to approximately 170 different customers and no single customer accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1993. Revenues are also derived from marketing fees charged to some producers for NGL marketing services. At December 31, 1993, such fees were less than 1% of the Company's consolidated revenues.

  Producing Properties

  Revenues derived from the Company's producing properties comprised approximately 3.4% of revenues for the year ended December 31, 1993. The producing properties are primarily working interests in a unit operated by the Company in the Black Lake field in Louisiana which provides production to the Black Lake plant and 20 gas units/wells producing from the Smackover formation of the East Texas Basin which provide production to the Edgewood plant. Eight of these units/wells are operated by the Company. The Company also has working interests in six units in the Powder River Basin in northeast Wyoming and three gas wells in the San Juan Basin in southwest Colorado.

  Competition

  The Company competes with other companies in the gathering, processing, marketing and transmission business both for supplies of residue gas and for customers to which to sell its residue gas and NGLs. Competition for residue gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producers' residue gas. Competition for customers is primarily based upon reliability and/or price of deliverable residue gas and NGLs. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes based primarily on price against companies capable of providing such alternative fuels.

  Environmental Matters

  The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of residue gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management procedures. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not and will not have a material effect on the Company's results of operation.

  In 1990, the Congress enacted the Clean Air Act Amendments of 1990 (the "Clean Air Act") which impose more stringent standards on emissions of certain pollutants and require the permitting of certain existing air emissions sources. Many of the regulations have not been promulgated and until their promulgation, the Company cannot make a final assessment of the impact of the Clean Air Act. However, based upon its preliminary review of the proposed regulations, the Company does not anticipate that compliance with the Clean Air Act will require any material capital expenditures, although it will increase permitting costs in 1994 and 1995 and may increase certain operating costs on an on-going basis. The Company does not believe that such cost increases will have a material effect on the Company's results of operations.

  The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's results of operations, but cannot rule out that possibility.

  The Company is in the process of cleaning up certain releases of non-hazardous substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting cleanups at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.4 million for the year ended December 31, 1993. For the year ended December 31, 1993, the Company paid an aggregate of approximately $565,000 in air emissions fees to the states in which it operated. Although the Company anticipates that such air emissions fees will increase over time, the Company does not believe that such increases will have a material effect on the Company's results of operations.

  The Company employs six environmental engineers to monitor environmental compliance and potential liabilities at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an on-going basis, the environmental engineers perform informal environmental assessments of the Company's existing facilities. To date, the Company has not found any material environmental noncompliance or cleanup liabilities, the costs of which would reasonably be expected to have, in the aggregate, a material effect on the Company's results of operations.

  Regulation

  The purchase and sale of natural gas and the fees received for gathering and processing by the Company have generally not been subject to regulation, and therefore, except as constrained by competitive factors, it has considerable pricing flexibility. Many aspects of the gathering, processing, marketing and transportation of natural gas and NGLs by the Company, however, are subject to federal, state and local laws and regulations which can have a significant impact upon the Company's overall operations.

  As a processor and marketer of natural gas, the Company is dependent on the transportation and storage services offered by various interstate pipeline companies to enable the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines, and the rates charged for such services, are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). The availability of interstate transportation and storage service necessary to enable the Company to make deliveries and/or sales of residue gas can at times be pre-empted by other system users in accordance with FERC-approved methods for allocating the system capacity of "open access" pipelines. Moreover, the rates charged by pipelines for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder the Company's processing and marketing operations and/or affect its sales margins.

  During the past ten years the FERC has implemented a nondiscriminatory blanket transportation program which initially authorized, and ultimately mandated, interstate natural gas pipelines to perform "open access," self-implementing (i.e., not
  -----
  generally requiring case-specific certificate authorization) transportation services. Order Nos. 636, et seq., which constitute the FERC's most recent
                             -------
  issuances in this program, promulgated regulations that substantially restructure the services provided by interstate pipelines by "unbundling" (i.e. separating) and separately pricing pipeline gathering, transportation,
  -----
  storage and sales activities in an effort to enable non-pipeline merchants to compete with pipelines for gas purchasers on an equal basis. These regulations have largely been implemented by all interstate transporters utilized by the Company (as well as by the Company's own non-major interstate pipeline located in Wyoming) in numerous individual pipeline restructuring and rate proceedings. The conversion of pipelines from natural gas merchants to primarily transporters of gas through implementation of the FERC's open access transportation and restructuring programs has caused the pipelines to incur significant producer take-or-pay costs and other transition costs resulting from their abandonment of gas purchasing and sales activities. The FERC has allowed, and indicated in Order Nos. 636, et seq. that it will continue to
                                            ------
  allow, the recovery of some or all of these and related costs from current shippers of gas. Pipeline flow-through of many of these costs is subject to the outcome of administrative and appellate proceedings in individual pipeline rate and restructuring cases, and Order No. 636, et seq. themselves are
                                                   ------
  currently the subject of numerous petitions for appellate review presently pending in the United States Court of Appeals for the District of Columbia Circuit. The outcome of these proceedings could affect the Company's operations and the costs of transporting and selling gas.

  FERC Order Nos. 490, et seq. issued in 1988, provide for the abandonment of
                       ------
  certain sales and purchases of natural gas previously dedicated to interstate commerce under the NGA without receiving case-specific abandonment authority, under certain circumstances where such is contractually permissible. Although the Company has utilized the regulations promulgated by these orders to terminate and/or modify certain of its gas purchases and sales contracts, judicial review of such orders has been sought in proceedings pending before the U.S. Court of Appeals for the Sixth Circuit. Vacation of these orders could result in a finding that certain of the Company's contracts had been improperly terminated; however, subsequent legislative and administrative decontrol of wellhead prices of natural gas would have the effect of limiting any potential adverse impact upon the Company which might ultimately result from such an appellate holding.

  Pursuant to the Section 1(b) of the NGA, production and gathering activities are exempt from the FERC's jurisdiction; however, judicial precedent has held that where gathering is performed largely in connection with the delivery of gas in interstate commerce, such gathering can be considered merely an extension of the jurisdictional transportation of such gas and thus subject to NGA rate regulation itself. Recently, primarily as a result of the aforementioned unbundling of interstate pipeline gathering services required by Order No. 636, et seq., the FERC has undertaken an administrative inquiry
                    ------
  into the questions of whether and to what degree the gathering activities of providers of these services (particularly those with interstate pipeline affiliates) can and should be regulated under the NGA. The Company engages extensively in natural gas gathering activities in conjunction with its operations of gas processing facilities and elsewhere, and it could be affected by the FERC's final determination of the questions being examined.
  At this initial stage, however, the probable outcome and impact of these FERC inquiries is too speculative to predict.

  Employees

  At December 31, 1993, the Company employed 825 full-time employees, none of whom was a union member. The Company considers relations with employees to be excellent.

  ITEM 3.  LEGAL PROCEEDINGS

    Toca

  On March 4, 1993, the Company filed a complaint against Warren Petroleum Company, Arco Oil & Gas Co., Conoco Inc., Trident NGL, Inc. and other owners of the Yscloskey Gas Plant located in Louisiana (the "Owners") in the United States District Court for the Eastern District of Louisiana, alleging various violations by the defendants of the federal anti-trust laws in connection with a Hydrocarbon Fractionation Agreement at its Toca plant between the Company and the Owners of the Yscloskey plant. The Company also filed a companion state-court action involving the same parties in Civil District Court for the Parish of Orleans, State of Louisiana, which the defendants removed to United States District Court for the Eastern District of Louisiana. The Company and Warren Petroleum Company (in its capacity as the designated Operator for the Yscloskey Plant) have recently negotiated a new Hydrocarbon Fractionation Agreement, which has been executed by substantially all of the Owners of the Yscloskey Plant. The new 15-year agreement provides for a reduced fractionation fee of 9.25% and eliminates the uncertainty regarding uneconomic performance of the Yscloskey plant. The Company anticipates dismissing the various complaints with prejudice.

    Edgewood

  On January 16, 1991, problems at the Company's Edgewood Plant relating to both equipment that removes hydrogen sulfide from unprocessed natural gas and the monitoring equipment owned by the purchaser of the residue gas, Enserch Corporation, doing business as Lone Star Gas Company ("Lone Star"), allowed residue gas containing hydrogen sulfide to enter Lone Star's transmission line supplying residue gas to Emory, Texas.

  The Company has been named as a co-defendant, along with Lone Star, in the following complaints relating to the incident: Gary Prather, et al. v. Enserch
                                                 -------------------------------
  Corporation, et al., filed March 15, 1993, Barbara Rogers, et al., v. Enserch
  -------------------                        ----------------------------------
  Corporation, et al. filed March 16, 1993, Judy Silvey, et al. v. Enserch, et
  -------------------                       ----------------------------------
  al., filed May 13, 1993, Floyd Rogers, et al. v. Enserch, et al., filed May
  ---                      ---------------------------------------
  14, 1993, Blair Schamlain, et al. v. Enserch, et al., filed May 25, 1993,
            ------------------------------------------
  Betty Adair v. Enserch, et al., filed on July 14, 1993, Doris Hass v. Enserch
  ------------------------------                          ---------------------
  Corporation, et al., filed on December 17, 1993, Allie Ruth Harris v. Enserch
  -------------------                              ----------------------------
  Corporation, et al., filed on December 17, 1993, Sandra Parker, et al. v
  -------------------                              -----------------------
  Enserch Corporation, et al., filed on January 13, 1994, and Carma Brumit v.
  ---------------------------                                 ---------------
  Enserch, et al., filed on January 18, 1994.
  ---------------

  All the cases have been filed in the District Court, Rains County, Texas, 354th Judicial District, and make similar claims, asserting, among other things, that the defendants breached an implied warranty of merchantability, falsely represented that the residue gas was safe, were negligent and are liable under a strict liability theory. The plaintiffs have alleged a variety of respiratory and neurological illnesses and are seeking treble damages, exemplary damages and attorneys' fees. Prior to the filing of the complaints, the Company received demand letters from the plaintiffs that sought, in the aggregate, approximately $36 million. Damages claimed in the lawsuits are in excess of $13.5 million.

  The Company believes that it has meritorious defenses to the claims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery. The underwriters of the Company's general liability insurance policy have indicated preliminarily that such policy appears to cover the types of claims that have been asserted, subject to their right to deny coverage based upon, among other things, final determination of causation and the exact nature of the damages.

    Granger

  On December 6, 1993, Green River Gathering Company ("Green River") and Mountain Gas filed a complaint against Washington Energy Exploration, Inc. ("Washington Energy") in District Court in Arapahoe County, Colorado seeking the payment of certain outstanding receivables from Washington Energy and a declaratory judgment that the gathering agreement between Washington Energy and Green River is in full force and effect. Mountain Gas is a wholly-owned subsidiary of the Company and Green River is a partnership owned by the Company and Mountain Gas. Washington Energy is the operator of wells producing approximately 33% of the natural gas transported through the Green River Gathering system to Mountain Gas' Granger facility.

  On December 27, 1993, Washington Energy filed an answer, counterclaim, crossclaim and request for trial by jury, denying the substance of the allegations and asserting certain affirmative defenses. Washington Energy has also made certain counterclaims seeking monetary damages relating to Green River's performance under the gathering agreement and under a processing agreement between the parties, along with a declaratory judgment that both agreements have been terminated. In addition, Washington Energy has made a crossclaim against two unaffiliated entities, each of which owned a portion of Green River during a portion of the period in question.

  The Company believes that Green River is in compliance with the gathering agreement and the processing agreement and that both are in full force and effect. The Company believes that it has meritorious defenses to the counterclaims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery.

     Katy

  Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility. The County Court appointed panels of Special Commissioners that have awarded compensation to the owners whose rights were condemned. Certain of the land and mineral owners are seeking in County Court a declaration that Storage does not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. The Company believes that the outcome of such proceedings will not materially affect operation of the Katy Gas Storage Facility. The likelihood of any particular result, however, cannot be determined because the condemnation law under which the proceedings are being brought has never been interpreted by the courts.

    Woods/Moncrief

  In February 1994, the United States Appeals Court for the Tenth Circuit affirmed a district court judgment against the Company in the amount of $2.9 million, including interest, in Western Gas Processors Ltd. v. Woods Petroleum
                                  ----------------------------------------------
  Corporation and W.A. Moncrief, Jr., d/b/a Moncrief Oil Company, which related
  --------------------------------------------------------------
  to claims by certain producers that they had been underpaid. The Company has taken a charge to litigation reserves in the year ended December 31, 1993, in the amount of $2.4 million, as a result of the appellate court decision. The Company will not take any further action.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

  As of March 1, 1994, there were 25,703,829 shares of Common Stock outstanding held by 490 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR". The following table sets forth quarterly high and low closing sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

                            HIGH     LOW
                           ------- -------
         1992
         First Quarter...  $21 3/8 $15
         Second Quarter..   20 5/8  15 1/2
         Third Quarter...   30 1/4  19 3/8
         Fourth Quarter..   29 3/8  23 3/8

         1993
         First Quarter...   34 3/4  24 1/2
         Second Quarter..   36      29 5/8
         Third Quarter...   45      34 1/8
         Fourth Quarter..   44 7/8  28 3/8

  The Company paid annual dividends on the Common Stock aggregating $.20 per share during the years ended December 31, 1993 and 1992. The Company has declared a dividend of $.05 per share of common stock for the quarter ending March 31, 1994 to holders of record as of such date. Declarations of dividends are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and financial condition of the Company. In addition, the Company's ability to pay dividends is restricted by certain covenants in its credit facilities including a prohibition on declaring or paying dividends that exceed, in the aggregate, the sum of $25 million plus 50% of the Company's consolidated net income earned after March 31, 1993 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1993. At December 31, 1993, this threshold amounted to $39 million, or $106 million subsequent to the issuance of 2,760,000 shares of $2.625 Convertible Preferred Stock in February 1994.

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1993. The data for the three years ended December 31, 1993 should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial data for the two years ended December 31, 1990 is derived from the Company's historical Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." ($000s, except per share amounts and operating data):

                                            Year Ended December 31,
                               -------------------------------------------------
                                 1993       1992      1991      1990      1989
                               ---------  --------  --------  --------  --------
 Statement of Operations:

 Revenues....................   $932,338  $600,116  $358,242  $255,652  $181,521
 Gross profit................     96,175    92,287    60,510    45,677    35,781
 Income before taxes.........     55,631    58,445    32,783    27,856    20,507
 Provision for income taxes..     17,529    18,757    11,933    10,362     7,793
 Net income..................     38,102    39,688    20,850    17,494    12,714
 Earnings per share of
  common stock...............       1.25      1.43       .94       .83       .73

 Cash Flow Data:

 Net cash provided by
  operating activities.......    102,568    94,684    36,197    23,772    22,525
 Capital expenditures........    491,414    68,428   234,093   115,064    20,822

 Balance Sheet Data
   (at period end):

 Total assets................  1,114,748   582,188   552,321   291,025   178,919
 Long-term debt..............    547,000   157,000   216,050   120,300    31,715
 Stockholders' equity........    312,869   285,611   220,355    97,640    85,258
 Dividends declared per
   share of common stock.....        .20       .20       .15        --        --

 Operating Data:

 Average gas sales (MMcf/D)..      755.1     441.8     309.6     220.3     186.8
 Average NGL sales (MGal/D)..    2,940.9   2,399.5    1096.6     630.2     434.3
 Average gas volumes
  gathered (MMcf/D)..........      894.7     625.4     323.0     216.8     194.5
 Plant capacity (MMcf/D)         1,526.0   1,117.0   1,123.5     480.5     425.7
 Average gas prices ($/Mcf)     $   2.02  $   1.72  $   1.59  $   1.78  $   1.75
 Average NGL prices ($/Gal)     $    .31  $    .32  $    .36  $    .40  $    .26

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1993. Certain prior year amounts have been reclassified to conform to the presentation used in 1993. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Consolidated Financial and Operating Data included elsewhere in this document.

  Results of Operations

  Year ended December 31, 1993 compared to year ended December 31, 1992.



                                 Year Ended
                                December 31,
                             ------------------    Percent
                                1993      1992     Change
                             --------   -------    -------

 Financial results
   ($000s, except per
    share amounts):
 Revenues..................  $932,338  $600,116      55.4
 Gross profit..............    96,175    92,287       4.2
 Net income................    38,102    39,688      (4.0)
 Earnings per share of
  common stock.............      1.25      1.43     (12.6)
 Net cash provided by
  operating
   activities..............   102,568    94,684       8.3

 Operating data:
 Average gas sales (MMcf/D)     755.1     441.8      70.9
 Average NGL sales (MGal/D)   2,940.9   2,399.5      22.6
 Average gas prices ($/Mcf)  $   2.02  $   1.72      17.4
 Average NGL prices ($/Gal)  $    .31  $    .32      (3.1)

  Net income decreased $1.6 million and net cash provided by operating activities increased $7.9 million for the year ended December 31, 1993 compared to the same period in 1992.

  Revenues from the sale of residue gas increased $284.1 million for the year ended December 31, 1993 compared to the same period in 1992 due to an increase in residue gas prices of $.30 per Mcf and an increase in sales volumes of 315 MMcf per day. Of this volume increase, 246 MMcf per day is attributable to an increase in the sale of residue gas purchased from third parties, in part due
  to the acquisition of Citizens.   The remaining volume increase is the result
  of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions as well as new well hookups at the Midkiff/Benedum and Giddings facilities.

  Revenues from the sale of NGLs increased $43.7 million for the year ended December 31, 1993 compared to the same period in 1992 due to an increase in NGL sales volumes of 545 MGal per day which was somewhat offset by a $.01 per gallon decrease in the price of NGLs. Of the volume increase, 377 MGal per day is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions as well as new well hookups at the Midkiff/Benedum and Giddings facilities.

  Other revenues increased approximately $1 million for the year ended December 31, 1993 compared to the same period in 1992 due to the termination of certain hedging transactions and interest rate swap agreements in 1993 which resulted in an increase of approximately $5.5 million compared to the same period in 1992. This increase was offset by the sale in 1992 of a 20% undivided interest in the Midkiff/Benedum gas processing plants to the major producer in the area of the plant for a pre-tax gain of approximately $4.5 million.

  Historically, product purchases as a percentage of residue gas and NGL sales
  from the Company's plant production approximated 70%.   Product purchases as a
  percentage of residue gas and NGL sales from third-party purchases is substantially higher than the historical percentage and approximates 95%. The increase in the Company's combined percentage is primarily due to a significantly larger increase in the sales volume of products purchased from third parties compared to the sales volume sold from the Company's facilities. As a result, total product purchases as a percentage of residue gas and NGL sales increased approximately 6.3% to 81.5% for the year ended December 31, 1993 compared to the same period in 1992.

  Plant operating expense increased $7.3 million for the year ended December 31, 1993 compared to the same period in 1992 primarily due to the Mountain Gas and Black Lake acquisitions and an increase in repair and maintenance charges incurred at facilities acquired from UTP.

  Selling and administrative expense increased $4.2 million as a result of higher payroll and benefit charges and professional fees resulting from the Company's growing operations and its preparation for the Katy Gas Storage Facility, a litigation reserve established for the Woods/Moncrief lawsuit and franchise taxes resulting from the Company's expansion into states which do not charge income taxes, somewhat offset by increased overhead capitalized to the Company's construction projects. In 1993, overhead capitalized to the Company's construction projects increased approximately $3.3 million when compared to the same period in 1992. Amounts capitalized to such projects in 1994 are expected to decline due to the completion of several major projects and fewer projects currently under construction by the Company.

  Depreciation, depletion and amortization expense increased $17.5 million for the year ended December 31, 1993 compared to the same period in 1992 is primarily due to the Mountain Gas and Black Lake acquisitions. In January 1994, the Katy Gas Storage Facility commenced operations and, as a result, depreciation, depletion and amortization expense associated with the Katy Gas Storage Facility will be approximately $3.0 million per year.

  Interest expense increased $2.5 million for the year ended December 31, 1993 compared to the same period in 1992 due to higher average long-term debt outstanding. In 1993, interest incurred and capitalized during the construction period of new projects increased approximately $2.8 million when compared to the same period in 1992. Amounts capitalized to such projects in 1994 are expected to decline due to the completion of several major projects and fewer projects currently under construction by the Company. This increase will be more than offset by a reduction in interest expense related to the application of the net proceeds of $133.5 million from the sale of 2,760,000 shares of $2.625 Convertible Preferred Stock in February 1994 against the Company's Revolving Credit Facility.

  In 1993, the corporate income tax rate was increased from 34% to 35%. This rate increase resulted in an increase in deferred income taxes of approximately $2.1 million for the year ended December 31, 1993.


Year ended December 31, 1992 compared to year ended December 31, 1991.


                                   Year Ended
                                  December 31,
                                -------------------   Percent
                                  1992       1991      Change
                                ---------  --------  --------
 Financial results
   ($000s, except per
    share amounts):
 Revenues.....................   $600,116  $358,242     67.5
 Gross profit.................     92,287    60,510     52.5
 Net income...................     39,688    20,850     90.4
 Earnings per share of
  common stock................       1.43       .94     52.1
 Net cash provided by
  operating
   activities.................     94,684    36,197    161.6

 Operating data:
 Average gas sales (MMcf/D)...      441.8     309.6     42.7
 Average NGL sales (MGal/D)...    2,399.5   1,096.6    118.8
 Average gas prices ($/Mcf)...   $   1.72  $   1.59      8.2
 Average NGL prices ($/Gal)...   $    .32  $    .36    (11.1)

  Net income and net cash provided by operating activities increased $18.8 million and $58.5 million, respectively, for the year ended December 31, 1992 compared to the same period in 1991.

  Average gas prices increased $.13 per Mcf and average NGL prices decreased $.04 per gallon for the year ended December 31, 1992 compared to the same period in 1991, while average gas sales increased 132 MMcf per day and average NGL sales increased 1,303 MGal per day. Revenues from the sale of residue gas and NGLs increased $99.3 million and $140.0 million, respectively, for the year ended December 31, 1992 compared to the same period in 1991. These increases were primarily the result of increased production from Company facilities due to the acquisition of 12 plants from UTP in November 1991 and an increase in the sale of products purchased from third parties. Other revenues increased $6.0 million, primarily as a result of a $4.5 million gain on the sale of a 20% interest in the Midkiff and Benedum facilities in the fourth quarter of 1992.

  Product purchases as a percentage of residue gas and NGL sales increased 1.3% to 75.2% in 1992 compared to 1991. Product purchases as a percentage of residue gas and NGL sales of production from the Company's facilities is approximately 70%. Increasing the historical percentage are purchases of third party products which typically have a lower profit margin. The increase in plant operating expense for the year ended December 31, 1992 compared to the same period in 1991 was primarily due to the acquisition of the UTP facilities. Selling and administrative expense increased $8.7 million for the year ended December 31, 1992 compared to the same period in 1991 primarily due to higher salary and benefit costs, insurance and other administrative expenses related to the Company's acquisition of the UTP facilities. In addition, selling and administrative expenses increased as a result of additional franchise taxes due to increased operations in Texas and increased costs related to the Company's ongoing evaluation of potential acquisitions.

  The increase in depreciation expense for the year ended December 31, 1992 compared to the same period in 1991 was primarily due to the acquisition of the UTP facilities. Effective January 1, 1992, the Company reviewed the economic useful lives of its plant assets. As a result of this review, the lives of certain of these assets were changed to reflect more closely their remaining economic useful lives. The effect of this change was not material to the results of operations for the year ended December 31, 1992. The decrease in interest expense for the year ended December 31, 1992 compared to the same period in 1991 was due to lower bank rates on variable rate borrowings and lower average long-term debt outstanding.

  The decrease in the provision for income taxes as a percentage of income before taxes resulted from a reduction in the deferred income tax rate as prescribed by SFAS No. 109.

  Liquidity and Capital Resources

  The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by operating activities has been primarily affected by product prices, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities and the margin on third party residue gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

  In the three years ended December 31, 1993, the Company's total sources of funds aggregated $823.9 million and was comprised of net cash provided by operating activities of $233.4 million, net borrowings under its credit agreement of $426.7 million, net proceeds received from the exercise of common stock options of $1.3 million, net proceeds from the issuance of the $2.28 Cumulative Preferred Stock of $33.4 million, net proceeds from the issuance of the 7.25% Convertible Preferred Stock of $38.2 million, net proceeds from the issuance of Common Stock of $71.3 million and net proceeds received from the
  disposition of property and equipment of $19.6 million.   During the same
  period, the Company's use of such funds aggregated $819.5 million which were used primarily to make capital investments of $793.9 million, to pay dividends to holders of Common Stock of $12.3 million, to pay dividends to holders of 7.25% Convertible Preferred Stock and $2.28 Cumulative Preferred Stock of $9.1 million and to make distributions to minority interest holders in predecessor company of $4.2 million.

  On November 12, 1993, the Registration on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. On February 28, 1994, the Company sold, pursuant to the Registration, 2,760,000 shares of $2.625 Convertible Preferred Stock for net proceeds of $133.5 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility in the Mountain Gas and Black Lake acquisitions.

  The Company has been successful overall in replacing production with new reserves. However, volumes of natural gas dedicated to some of the Company's plants have declined during recent years because additions to dedicated plant reserves have not fully offset production. In 1993, excluding reserves acquired in the Mountain Gas and Black Lake acquisitions and including reserves associated with Westana, the Company connected new reserves to its gathering systems replacing 118% of 1993 production. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties, totaled approximately 1.95 Tcf at December 31, 1993.

  An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At December 31, 1993, the Company held in storage approximately 17.3 million gallons of NGLs at an average cost of $.30 per gallon and 7.9 Bcf of residue gas at an average cost of $1.97 per Mcf ($1.81 per MMbtu).

  From time to time, the Company contracts on the futures market for the purchase and/or sale of stored residue gas and NGL products as a hedge against price changes. At December 31, 1993, 296 net contracts (10,000 MMbtus per contract) for the sale of residue gas in February 1994 through March 1995 at prices ranging from $1.87 per Mcf to $2.56 per Mcf were outstanding. At December 31, 1993, no such contracts for NGLs were outstanding.

     Capital Investment Program

  Between January 1, 1991 and December 31, 1993, the Company expended approximately $793.9 million on new projects and currently has authorized an additional $94.0 million for 1994. For the year ended December 31, 1993, the Company expended $491.4 million on the Mountain Gas and Black Lake acquisitions, the construction of the Katy Gas Storage Facility, connection of new reserves, acquire consolidating assets for existing systems and upgrades to existing and newly acquired facilities. For the year ended December 31, 1992, the Company expended a total of $68.4 million on the Katy Gas Storage Facility, the acquisition of gathering systems connecting new reserves to existing systems and upgrades to newly acquired facilities. For the year ended December 31, 1991, the Company expended a total of $234.1 million for the acquisition, construction and development of various facilities, including the UTP, Edgewood and Midkiff systems and the Reno Junction Isomerization facility, and the acquisition of producing gas wells. The Company financed the UTP acquisition by the private placement of $40 million of Convertible Preferred Stock with an institutional investor and with $100 million of long-term debt from its existing bank group. This long-term debt was subsequently reduced with the net proceeds of $71.3 million received from a common stock offering in November 1991.

  The Company has completed the construction of the Katy Gas Storage Facility. Lease acquisition and construction costs incurred through December 31, 1993, including pad gas, approximate $90 million and excludes capitalized pre-operating costs. The Katy Gas Storage Facility commenced operations in January 1994. The complex consists of a partially depleted natural gas reservoir with over 17 Bcf of working gas and the capability to deliver up to 400 MMcf/D of natural gas as well as a pipeline header system currently connecting seven pipelines with the capability to connect six additional pipelines.

  In order to maintain the volumes of natural gas dedicated to or processed by the Company's existing facilities, future capital expenditures for gathering systems needed to connect new reserves, acquire consolidating assets and to maintain existing facilities are anticipated to be approximately $25 million to $30 million per year. The availability of new reserves at existing facilities is somewhat affected by the price of crude oil or natural gas (depending on whether the natural gas is associated gas or gas well gas) which in turn stimulates new drilling at higher price levels. The Company anticipates spending an additional $64 million to $69 million on other capital projects.

  Depending on the timing of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from the banks, seek waivers from the banks to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders or issue additional equity securities. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing.

     Financing Facilities

  Revolving Credit Facility. In August 1993, the Company renegotiated a Revolving Credit Facility with its agent bank, and in September 1993 the agent bank completed the syndication of the facility with seven additional banks.

  The Company's variable rate Revolving Credit Facility provides for a maximum borrowing of $400 million, of which $345 million was outstanding at December 31, 1993, and, if not renewed, on August 31, 1996 any outstanding balance thereunder converts to a four-year term during which such balance will be repaid in equal quarterly installments. At the Company's option, the Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate or at the agent bank's prime rate. The interest rate spreads were adjusted based on the Company's earnings ratio (earnings before interest and taxes divided by interest expense). At December 31, 1993, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 4.13% at December 31, 1993.

  The Company will pay a commitment fee on the unused commitment of .25% if the earnings ratio is greater than or equal to 4.5 to 1.0 or .375% if the ratio is less than 4.5 to 1.0. For the year ended December 31, 1993, the Company's earnings ratio was approximately 4.4 to 1.0.

  Term Loan Facility. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively.

  The Company's Revolving Credit and Term Loan Facilities are subject to certain mandatory prepayment terms. If funded debt under these facilities exceeds four times the sum of the Company's last four quarters' cash flow (as defined in the agreement), the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.75 to 1.00 at December 31, 1994 and 3.50 to
  1.00 at December 31, 1995.

  The Term Loan Facility and Revolving Credit Facility are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0, a tangible net worth of at least $247 million, a debt to capitalization ratio of no more than 65% through March 31, 1994, 60% from April 1, 1994 through October 31, 1995 and 55% thereafter and an earnings ratio of not less than 2.0 to 1.0. The Company is prohibited from declaring or paying dividends that exceed the sum of $25 million plus 50% of consolidated net income earned after March 31, 1993 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1993. At December 31, 1993, this threshold amounted to $39 million, or $106 million subsequent to the issuance of the 2,760,000 shares of $2.625 Convertible Preferred Stock in February 1994. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice.

  Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Senior Notes"). Any such Senior Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Senior
  Notes due 2000 and $25 million of 7.99% Senior Notes due 2003.   Principal
  payments on the $50 million of Senior Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Senior Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23%

  Senior Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Revolving Credit Facility. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995.

  Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies led by Connecticut General Life Insurance Company. Principal payments on the $50 million of Senior Notes of $7.1 million will be due on April 30th of each year from 1997 through 2002 with any remaining principal and interest outstanding due on April 30, 2003. The Senior Notes contain certain financial covenants which conform with those contained in the Revolving Credit Facility.

  Covenant Compliance. At December 31, 1993, the Company was in compliance with or has obtained necessary waivers related to all of its debt covenants.

  Interest Rate Swap Agreements. From time to time, the Company enters into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. In 1993, the Company terminated certain interest rate swap agreements, totaling $175 million of notional principal amount, resulting in a pre-tax gain of approximately $3.6 million.

  The Company believes that the amounts available to be borrowed under the Revolving Credit Facility and the Master Shelf together with cash provided from operations, will provide it with sufficient financing to connect new reserves, maintain its existing facilities and complete its current capital improvement projects. The Company also believes that cash provided from operations will be sufficient to meet its debt service and preferred stock dividend requirements.

     Miscellaneous

  The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of residue gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management procedures. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not and will not have a material effect on the Company's results of operation.

  In 1990, the Congress enacted the Clean Air Act Amendments of 1990 (the "Clean Air Act") which impose more stringent standards on emissions of certain pollutants and require the permitting of certain existing air emissions sources. Many of the regulations have not been promulgated and until their promulgation, the Company cannot make a final assessment of the impact of the Clean Air Act. However, based upon its preliminary review of the proposed regulations, the Company does not anticipate that compliance with the Clean Air Act will require any material capital expenditures, although it will increase permitting costs in 1994 and 1995 and may increase certain operating costs on an on-going basis. The Company does not believe that such cost increases will have a material effect on the Company's results of operations, but cannot rule out that possibility.

  The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's results of operations.

  The Company is in the process of cleaning up certain releases of non-hazardous substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting cleanups at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.4 million for the year ended December 31, 1993. For the year ended December 31, 1993, the Company paid an aggregate of approximately $565,000 in air emissions fees to the states in which it operated. Although the Company anticipates that such air emissions fees will increase over time, the Company does not believe that such increases will have a material effect on the Company's results of operations.

  The Company employs six environmental engineers to monitor environmental compliance and potential liabilities at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an on-going basis, the environmental engineers perform informal environmental assessments of the Company's existing facilities. To date, the Company has not found any material environmental noncompliance or cleanup liabilities, the costs of which would reasonably be expected to have, in the aggregate, a material effect on the Company's results of operations.

  ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

  Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 1993 and 1992 and for the three years ended December 31, 1993:

                                                              Page
  Report of Management ......................................  35
  Report of Independent Accountants .........................  36
  Consolidated Balance Sheet ................................  37
  Consolidated Statement of Cash Flows ......................  39
  Consolidated Statement of Operations ......................  41
  Consolidated Statement of Changes in Stockholders' Equity..  42
  Notes to Consolidated Financial Statements ................  43


                              REPORT OF MANAGEMENT

  The financial statements and other financial information included in this Annual Report on Form 10-K are the responsibility of management. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's informed judgments and estimates.

  Management relies on the Company's system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the cost of such systems should not exceed the benefits to be derived. The internal accounting controls in place during the periods presented are considered adequate to provide such assurance.

  The Company's financial statements are audited by Price Waterhouse, independent accountants. Their report states that they have conducted their audit in accordance with generally accepted auditing standards. These standards include an evaluation of the system of internal accounting controls for the purpose of establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

  The Audit Committee of the Board of Directors, composed solely of directors who are not employees of the Company, reviews the Company's financial reporting and accounting practices. The Audit Committee meets periodically with the independent accountants and management to review the work of each and to ensure that each is properly discharging its responsibilities.


  Signature                      Title
  ---------                      -----


  /s/ BILL M. SANDERSON
  -------------------------
  Bill M. Sanderson           President, Chief Operating Officer and
                              Director


  /s/ WILLIAM J. KRYSIAK
  -------------------------
  William J. Krysiak          Vice President - Controller
                              (Principal Financial and
                              Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



  To the Board of Directors and
  Stockholders of Western Gas Resources, Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  PRICE WATERHOUSE

  Denver, Colorado
  February 25, 1994

                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                    ($000s)


                                                 December 31,
                                            ---------------------
          ASSETS                               1993         1992
          ------                            ----------   --------

 Current assets:
   Cash...................................  $    4,666   $ 13,160
   Trade accounts receivable, net.........     142,336     90,920
   Product inventory......................      20,850     17,696
   Parts inventory........................       2,161      1,671
   Other..................................       1,544      1,558
                                            ----------   --------

    Total current assets..................     171,557    125,005
                                            ----------   --------

 Property and equipment, at cost:
   Gas gathering, processing
    and transmission......................     684,964    441,760
   Oil and gas properties and
    equipment.............................     134,638     36,294
   Construction in progress...............     148,918     32,184
                                            ----------   --------
                                               968,520    510,238
   Less:  Accumulated depreciation,
    depletion and amortization............    (123,351)   (89,118)
                                            ----------   --------

     Total property and equipment, net....     845,169    421,120
                                            ----------   --------

 Other assets:
   Gas purchase contracts (net of
     accumulated amortization of $10,756
     and $10,133, respectively)...........      37,556     15,401
   Other..................................      60,466     20,662
                                            ----------   --------

     Total other assets...................      98,022     36,063
                                            ----------   --------

 Total assets.............................  $1,114,748   $582,188
                                            ==========   ========




                        - Continued on following page -

                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                         ($000s, except share amounts)

                        - Continued from previous page -

                                                December 31,
                                             ----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY           1993        1992
 ------------------------------------        -----------  ---------

 Current liabilities:
   Accounts payable........................  $  160,956   $ 86,656
   Accrued expenses........................      17,667     14,477
   Dividends payable.......................       2,080      1,648
                                             ----------   --------

   Total current liabilities...............     180,703    102,781

 Long-term debt............................     547,000    157,000
 Deferred income taxes payable.............      66,481     34,430
 Other long-term liabilities...............       7,695      2,366
                                             ----------   --------

   Total liabilities.......................     801,879    296,577
                                             ----------   --------

 Commitments and contingent liabilities
   (Note 5)

 Stockholders' equity:
   Preferred Stock; 10,000,000 shares
    authorized:
    $2.28 cumulative preferred stock,
      par value $.10; 1,400,000 shares
      issued and outstanding ($35,000
      aggregate liquidation preference)             140        140
    7.25% cumulative senior perpetual
      convertible preferred stock, par
      value $.10; 400,000 shares issued
      and outstanding ($40,000 aggregate
      liquidation preference)..............          40         40
   Common stock, par value $.10;
     100,000,000 shares authorized;
     25,651,722 and 25,522,575 shares
     issued and outstanding, respectively         2,565      2,552
   Additional paid-in capital..............     204,176    203,310
   Notes receivable from key employees
     secured by common stock...............      (1,985)    (1,478)
   Retained earnings.......................     107,933     81,047
                                             ----------   --------

   Total stockholders' equity..............     312,869    285,611
                                             ----------   --------

 Total liabilities and stockholders'
   equity..................................  $1,114,748   $582,188
                                             ==========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ($000s)


                                                  Year Ended December 31,
                                             --------------------------------
                                                1993        1992       1991
                                             ----------   --------  ---------

Reconciliation of net income to net cash
- ----------------------------------------
  provided by operating activities
  --------------------------------
Net income...........................          $ 38,102    $39,688   $ 20,850
Add income items that do not affect
working capital:
 Depreciation, depletion and
  amortization.......................            43,980     26,491     18,515
 Deferred income taxes...............             7,439      8,361      4,723
 Other non-cash items................                77      1,436        742
                                               --------    -------   --------

                                                 89,598     75,976     44,830
                                               --------    -------   --------
Adjustments to working capital
to arrive at net cash provided
by operating activities:
 Increase in trade accounts
  receivable.........................           (38,078)    (2,227)   (18,318)
 (Increase) decrease in product
  inventory..........................            (2,540)     8,280     (5,644)
 (Increase) decrease in parts
  inventory..........................              (490)       359        134
 (Increase) decrease in other
  current assets.....................                56       (278)      (517)
 Increase in other assets............            (7,370)    (3,376)      (798)
 Increase in accounts payable........            68,813     14,939     12,414
 Increase (decrease) in accrued
  expenses...........................            (7,398)     1,011      4,096
                                               --------    -------   --------

Total adjustments....................            12,993     18,708     (8,633)
                                               --------    -------   --------

 Net cash provided by operating
  activities.........................          $102,591    $94,684   $ 36,197
                                               ========    =======   ========




                        - Continued on following page -

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    ($000s)

                        - Continued from previous page -

                                             Year Ended December 31,
                                         --------------------------------
                                            1993       1992       1991
                                         ----------  ---------  ---------
Net cash provided by operating
activities.............................  $ 102,591  $  94,684  $  36,197
                                         ---------  ---------  ---------

Cash flows from investing activities:
Payments for business acquisitions        (302,988)   (11,299)  (190,344)
Payments for additions to property
 and equipment.........................   (150,216)   (54,681)   (42,374)
Dispositions of property and
 equipment.............................        741     18,547        302
Contributions to investments
 for capital expenditures..............    (11,647)    (1,041)    (1,321)
Gas purchase contracts acquired........    (27,477)        --        (85)
Increase (decrease) in other
 long-term liabilities.................        914     (1,407)        31
                                         ---------  ---------  ---------
  Net cash used in investing
   activities..........................   (490,673)   (49,881)  (233,791)
                                         ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of common
 stock.................................         --         --     71,345
Proceeds from issuance of
 preferred stock.......................         --     33,400     38,246
  Proceeds from exercise of common
    stock options......................        879      1,114        565
  Notes receivable from key employees
    secured by common stock............       (507)      (580)      (150)
Proceeds from issuance of long-
 term debt.............................    100,000     50,000         --
Net borrowings (payments) under
 revolving credit facility.............    290,000   (109,050)    95,750
Net distributions to minority
 interest holders in predecessor
 company...............................         --         --     (4,202)
Dividends paid to holders of common
 stock.................................     (5,118)    (5,085)    (2,117)
  Dividends paid to holders of
 preferred stock.......................     (5,666)    (2,900)      (556)
                                         ---------  ---------  ---------
    Net cash provided by (used in)
         financing activities..........    379,588    (33,101)   198,881
                                         ---------  ---------  ---------

Net increase (decrease) in cash........     (8,494)    11,702      1,287

Cash at beginning of period............     13,160      1,458        171
                                         ---------  ---------  ---------

Cash at end of period..................  $   4,666  $  13,160  $   1,458
                                         =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  ($000s, except share and per share amounts)

                                           Year Ended December 31,
                                      ----------------------------------
                                         1993        1992        1991
                                      ----------  ----------  ----------

Revenues:
Sale of residue gas................. $   563,068 $   278,928 $   179,659
Sale of natural gas liquids.........     333,880     290,230     150,224
Processing and transportation
 revenues...........................      25,622      22,124      25,538
Other, net..........................       9,768       8,834       2,821
                                     ----------- ----------- -----------

 Total revenues.....................     932,338     600,116     358,242
                                     ----------- ----------- -----------

Costs and expenses:
Product purchases...................     730,676     427,906     243,756
Plant operating expense.............      58,224      50,904      32,141
Oil and gas exploration and
 production costs...................       3,283       2,528       3,320
Selling and administrative
 expense............................      27,572      23,393      14,705
Depreciation, depletion and
 amortization.......................      43,980      26,491      18,515
Interest expense....................      12,972      10,449      13,022
                                     ----------- ----------- -----------

 Total costs and expenses...........     876,707     541,671     325,459
                                     ----------- ----------- -----------

Income before taxes.................      55,631      58,445      32,783

Provision for income taxes:
Current.............................      10,090      10,396       7,210
Deferred............................       7,439       8,361       4,723
                                     ----------- ----------- -----------

                                          17,529      18,757      11,933
                                     ----------- ----------- -----------

Net income.......................... $    38,102 $    39,688 $    20,850
                                     =========== =========== ===========

Weighted average shares of common
stock outstanding...................  25,608,503  25,453,029  21,669,688
                                     =========== =========== ===========

Earnings per share of common stock.. $      1.25 $      1.43 $       .94
                                     =========== =========== ===========




The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         ($000s, except share amounts)

                                         Shares of     Shares of
                                           7.25%         $2.28                 7.25%       $2.28                   Notes
                                Shares  Convertible    Cumulative           Convertible   Cumulative  Additional  Receivable
                              of Common  Preferred      Preferred   Common   Preferred    Preferred     Paid-In    from Key
                                Stock      Stock          Stock     Stock      Stock        Stock       Capital   Employees
                             ----------  -----------   ----------  ------  -----------   ----------    --------  ----------
Balance at December 31,
 1990......................  21,131,074           --           --  $2,113  $        --   $       --    $ 59,259  $     (748)
Net income, 1991...........          --           --           --      --           --           --          --          --
Distributions to minority
  interest holders in
  predecessor company, 1991          --           --           --      --           --           --          --          --
Stock options exercised....     104,456           --           --      11           --           --         554        (150)
Proceeds from issuance of
 7.25% Convertible
   Preferred Stock.........          --      400,000           --      --           40           --      38,206          --
Proceeds from issuance of
  common stock.............   4,115,000           --           --     411           --           --      70,934          --
Dividends declared on
 common stock..............          --           --           --      --           --           --          --          --
Dividends declared on 7.25%
  convertible Preferred
   Stock...................          --           --           --      --           --           --          --          --
                             ----------  -----------   ----------  ------  -----------   ----------    --------  ----------
Balance at December 31,
 1991......................  25,350,530      400,000           --   2,535           40           --     168,953        (898)
Net income, 1992...........          --           --           --      --           --           --          --          --
Stock options exercised....     172,045           --           --      17           --           --       1,097        (580)
Proceeds from issuance of
 $2.28 Cumulative Preferred
   Stock...................          --           --    1,400,000      --           --          140      33,260          --
Dividends declared on
 common stock..............          --           --           --      --           --           --          --          --
Dividends declared on 7.25%
  Convertible Preferred
   Stock...................          --           --           --      --           --           --          --          --
Dividends declared on $2.28
  Cumulative Preferred
   Stock...................          --           --           --      --           --           --          --          --
                             ----------  -----------   ----------  ------  -----------   ----------    --------  ----------
Balance at December 31,
 1992......................  25,522,575      400,000    1,400,000   2,552           40          140     203,310      (1,478)
Net income, 1993...........          --           --           --      --           --           --          --          --
Stock options exercised....     129,147           --           --      13           --           --         866        (507)
Dividends declared on
 common stock..............          --           --           --      --           --           --          --          --
Dividends declared on 7.25%
  Convertible Preferred
   Stock...................          --           --           --      --           --           --          --          --
Dividends declared on $2.28
  Cumulative Preferred
   Stock...................          --           --           --      --           --           --          --          --
                             ----------  -----------   ----------  ------  -----------   ----------    --------  ----------
Balance at December 31,
 1993......................  25,651,722      400,000    1,400,000  $2,565  $        40   $      140    $204,176  $  (1,985)
                             ==========  ===========   ==========  ======  ===========   ==========    ========  ==========


                                          Total
                                          Stock-
                              Retained   holders'
                              Earnings    Equity
                              --------   --------
Balance at December 31,
 1990......................   $ 37,016   $ 97,640
Net income, 1991...........     20,850     20,850
Distributions to minority
  interest holders in
  predecessor company, 1991     (4,202)    (4,202)
Stock options exercised....          -        415
Proceeds from issuance of
 7.25% Convertible
   Preferred Stock.........          -     38,246
Proceeds from issuance of
  common stock.............          -     71,345
Dividends declared on
  common stock.............     (3,383)    (3,383)
Dividends declared on 7.25%
  convertible Preferred
   Stock...................       (556)      (556)
                              --------   --------
Balance at December 31,
 1991......................     49,725    220,355
Net income, 1992...........     39,688     39,688
Stock options exercised....          -        534
Proceeds from issuance of
 $2.28 Cumulative
   Preferred Stock.........          -     33,400
Dividends declared on
 common stock..............     (5,094)    (5,094)
Dividends declared on 7.25%
  Convertible Preferred
   Stock...................     (2,900)    (2,900)
Dividends declared on $2.28
  Cumulative Preferred
   Stock...................       (372)      (372)
                              --------   --------
Balance at December 31,
 1992......................     81,047    285,611
Net income, 1993...........     38,102     38,102
Stock options exercised....          -        372
Dividends declared on
 common stock..............     (5,124)    (5,124
Dividends declared on 7.25%
  Convertible Preferred
   Stock...................     (2,900)    (2,900
Dividends declared on $2.28
  Cumulative Preferred
   Stock...................     (3,192)    (3,192
                              --------   --------
Balance at December 31,
 1993......................   $107,933   $312,869
                              ========   ========






The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 1 - ORGANIZATION, ACCOUNTING POLICIES AND OTHER MATTERS
  -------------------------------------------------------------

  Western Gas Resources, Inc., a Delaware corporation, is an independent gas gatherer and processor with operations in major oil and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. Western Gas Resources, Inc. owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs").

  Western Gas Resources, Inc. was formed in October 1989 to acquire a majority interest in Western Gas Processors, Ltd. (the "Partnership") and to assume the duties of WGP Company, the general partner of the Partnership. The Partnership had been a Colorado limited partnership formed in 1977 to engage in the gathering and processing of natural gas. The reorganization was accomplished in December 1989 through an exchange for common stock of partnership units held by the former general partners of WGP Company (the "Principal Stockholders") and an initial public offering of Western Gas Resources, Inc. common stock. At December 31, 1990, Western Gas Resources, Inc. held a 51.8% partnership interest in the Partnership and the Principal Stockholders owned 65.7% of Western Gas Resources, Inc.'s common stock and a 40.2% direct interest in the Partnership. The remaining 8.0% of the interest in the Partnership was owned by public holders of the Partnership's $1.80 cumulative participating preference units ("PPUs") (including 7.8% of the PPUs held by the Principal Stockholders).

  On May 1, 1991, a further restructuring of the Partnership and Western Gas Resources, Inc. (together with its predecessor, WGP Company, collectively, the "Company") was approved by a vote of the security holders. As a result of the affirmative vote on the restructuring, the Partnership prepaid the remaining preference distributions to the PPU holders in the second quarter of 1991 and the Company acquired all of the remaining limited partner units in exchange for 10.2 million shares of newly issued common stock of the Company, all of the Partnership's assets were transferred to the Company by operation of law as a result of the merger, the Company directly owned all assets and was subject to all obligations of the Partnership, and the Partnership ceased to exist.

  The combinations described above were reorganizations of entities under common control and have been accounted for at historical cost in a manner similar to poolings of interests. The Company has restated all historical financial information to reflect the restructuring.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  In October 1991, the Company issued 400,000 shares of 7.25% cumulative perpetual convertible preferred stock ("7.25% Convertible Preferred Stock") with a liquidation preference of $100 per share to an institutional investor.

  In November 1991, the Company issued 4,115,000 shares of common stock at a public offering price of $18.375 per share.

  In November 1992, the Company issued 1,400,000 shares of $2.28 cumulative preferred stock ("$2.28 Cumulative Preferred Stock"), with a liquidation preference of $25 per share, at a public offering price of $25 per share.

  On November 12, 1993, the Company's registration statement filed with the Securities and Exchange Commission (the "Registration") on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. On February 17, 1994, the Company filed a Prospectus Supplement under the Registration for the sale of 2,760,000 shares of $2.625 cumulative convertible preferred stock ("$2.625 Convertible Preferred Stock"). On February 25, 1994 the Company closed the offering providing for net proceeds of $133.5 million.

  Significant Business Acquisitions and Dispositions

    Mountain Gas

  On July 29, 1993, effective January 1, 1993, the Company acquired the stock of Mountain Gas Resources, Inc. ("Mountain Gas") from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt of Mountain Gas.

  Mountain Gas owns the Red Desert and Granger facilities, both located near the Company's Lincoln Road gas processing plant and gathering system. The 22% interest in the Granger facility previously not owned by Mountain Gas was purchased by the Company in two separate transactions in November and December 1993 for an aggregate of $27.7 million. At the date of acquisition, the Red Desert facility consisted of a cryogenic plant and the Granger plant consisted of a refrigeration unit and a cryogenic unit. In December 1993, the Company completed construction of an additional cryogenic processing plant at Granger, at a total cost of $15.2 million.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Gas throughput at the facility has since reached levels experienced before the fire, and the Company expects it to be fully operational in May 1994 when the construction of a new tank farm and repairs to the cryogenic units are expected to be completed. The Company believes that insurance will cover, subject to certain deductibles, substantially all of the costs related to rebuilding the NGL tank farm and the other affected facilities, the interruption of business and third-party claims, if any.

    Black Lake

  On September 27, 1993, effective January 1, 1993, the Company purchased Black Lake gas processing plant and related reserves ("Black Lake") from Nerco Oil & Gas, Inc. ("Nerco") for approximately $136.2 million. The acquisition includes a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant. The purchase also includes 50% of the stock of Black Lake Pipeline Company, which owns a 240 mile liquids pipeline extending from Cotton Valley, Louisiana to Mont Belvieu, Texas and transports NGLs for Black Lake and three unaffiliated gas processing plants.

  Pro forma condensed results of operations for the years ended December 31, 1993 and 1992 give effect to the acquisition and financing of Mountain Gas and Black Lake and the issuance and sale by the Company of 2,760,000 shares of $2.625 Convertible Preferred Stock assuming that each transaction occurred on January 1 for each year presented below. The pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations which actually would have resulted had the acquisitions occurred on the dates indicated, or which may result in the future (in $000s).

                                             (Unaudited)
                                       Year Ended December 31,
                                       ------------------------
                                           1993         1992
                                       -------------  ---------

 Revenues............................    $1,013,934    $741,775
 Net income..........................        48,509      46,543
 Earnings per share of common stock..          1.37        1.42



                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     Westana Joint Venture

  Effective August 1, 1993, the Company formed Westana Gathering Company ("Westana"), a general partnership, with Panhandle Eastern Pipe Line Corporation ("PEPL"). Westana provides gas gathering and processing services in the Anadarko Basin in Oklahoma and markets residue gas and NGLs for producers connected to its system. The Company is the principal operator with each partner holding a 50% ownership interest.

  The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. Westana also operates PEPL's 400 mile gathering system, which will be contributed to Westana, after abandonment approval by the FERC. The Company is committed to provide an additional partnership contribution of $8.3 million, of which $4.8 million was contributed through December 31, 1993, for necessary modifications to the gathering system. This contribution will be recouped by the Company through preferential partnership distributions.

    UTP System

  On November 1, 1991, the Company purchased the gas processing division of Union Texas Products Corporation, a subsidiary of Union Texas Petroleum Holdings, Inc. (collectively referred to as the "UTP system"). The total consideration was $142.7 million. The acquisition included 12 plants in Texas, Oklahoma and Louisiana.

    Edgewood System

  Effective January 1, 1991, the Company purchased the Edgewood Gas Processing Plant and a majority interest in the related production (collectively called the "Edgewood system") from Amoco Production Company for $36 million. The Edgewood system includes a gas processing plant and a sulfur recovery unit. Effective July 1, 1991, the Company also acquired an approximate 80% working interest in three producing gas wells in the Fruitvale field behind the Edgewood plant.

    Midkiff/Benedum System

  Effective October 1, 1992, the Company sold a 20% undivided interest (which interest may increase based upon future expansion of the plants to accommodate increased gas volumes) in the Midkiff and Benedum gas processing plants to the major producer in the area of the plant for $22 million, or an increase to net income of $2.9 million, or $.11 per share of common stock.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Accounting Policies

  The significant accounting policies followed by the Company and the Company's wholly-owned subsidiaries are presented here to assist the reader in evaluating the financial information contained herein. The Company's accounting policies are in accordance with generally accepted accounting principles.

   Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's interest in certain investments is accounted for by the equity method.

   Revenue Recognition

  Revenue for sales or services is recognized at the time the gas or NGLs are sold or at the time the service is performed.

   Reclassification

  Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1993.

   Earnings Per Share of Common Stock

  Earnings per share of common stock is computed by dividing the net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared on the 7.25% Convertible Preferred Stock and $2.28 Cumulative Preferred Stock. The computation of fully diluted earnings per share of common stock for the years ended December 31, 1993 and 1992 was antidilutive, therefore, only primary earnings per share of common stock is presented.

   Inventories

  Product inventory includes $15.5 million and $11.6 million of residue gas and $5.2 million and $5.4 million of NGLs at December 31, 1993 and 1992, respectively.

  Prior to 1992, the cost of residue gas and NGL inventories was determined by the weighted average cost and the first-in, first-out

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  (FIFO) methods, respectively, on a location by location basis. Effective January 1, 1992, the Company changed its method of accounting for NGL inventories to the last-in, first-out (LIFO) method. The effect of this change was not material to the Company's results of operations for the year ended December 31, 1992.

  Inventories are valued at the lower of cost or net realizable value. At December 31, 1991, NGL inventories were written down to reflect market value, resulting in a $1.4 million reduction in inventory value and a related charge to earnings.

  Property and Equipment

  Depreciation is provided using the straight-line method based on the estimated useful life of each facility which ranges from three to 45 years. Useful lives are determined based on the shorter of the life of the equipment or the reserves serviced by the equipment. The cost of certain gas purchase contracts is amortized using the units-of-production method. Effective January 1, 1992, the Company reviewed the economic useful lives of its plant assets. As a result of this review, the lives of certain of these assets were changed to reflect more closely their remaining economic useful lives. The effect of this change was not material to the results of operations for the year ended December 31, 1992.

  The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rentals and geological and geophysical costs are charged to expense as incurred. If the undiscounted future net revenue of all proved developed properties does not exceed the net book value of such properties, a charge for impairment would be made against income of the period affected. Upon surrender of undeveloped properties, the original cost is charged against income. Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved developed reserves of oil and gas.

  Interest incurred during the construction period of new projects is capitalized and amortized over the life of the associated assets. Such capitalized interest was $4.9 million, $2.1 million and $1.3 million, respectively, for the three years ended December 31, 1993.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Income Taxes

  In the fourth quarter of 1992, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", retroactive to January 1, 1992. SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Adoption of SFAS No. 109 did not have a material effect on the Company's results of operations for the year ended December 31, 1992. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

  Deferred income taxes for 1993 and 1992 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

  A pro forma provision for income taxes has been provided in the financial statements of the Company for the year ended December 31, 1991 for comparability to its taxable status after the restructuring. Prior to the restructuring, the Predecessor Company was not subject to Federal income tax since the tax effects of its activities accrued to its partners.

   Futures Contracts

  The Company, from time to time, enters into futures contracts to hedge against a portion of the price risk associated with residue gas and NGLs. Changes in the market value of futures contracts are accounted for as additions to or reductions in inventory. Gains and losses resulting from changes in the market value of futures contracts are recognized when the related inventory is sold. At December 31, 1993, 296 such contracts (net) (10,000 MMbtus per contract) for the sale of residue gas in February 1994 through March 1995 at prices ranging from $1.87 per Mcf to $2.56 per Mcf were outstanding. At December 31, 1993, no such contracts for NGLs were outstanding.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   Interest Rate Swap Agreements

  The Company has entered into various interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 31, 1993 and 1992, the total notional principal amount of outstanding interest rate swap agreements was $50 million. In addition to the financial risk that will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements.

   Cash and Cash Equivalents

  Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less.

   Supplementary Cash Flow Information

  Interest paid was $16.4 million, $12.5 million and $12.9 million, respectively, for the three years ended December 31, 1993.

  Income taxes paid were $10.2 million, $12.5 million and $6.6 million, respectively, for the three years ended December 31, 1993.

  Payments for business acquisitions during the year ended December 31, 1993 include the following payments for working capital and other liabilities assumed (in $000s):

     Trade accounts receivable, net.. $ 13,338
     Product inventory...............      614
     Other current assets............       42
     Other assets....................    1,817
     Accounts payable................   (5,487)
     Accrued expenses................  (10,588)
                                      --------

       Total......................... $   (264)
                                      ========


 NOTE 2-RELATED PARTIES

  The Company purchases a significant portion of the Williston Gas Company ("Williston") and Westana production for resale to unrelated third parties. Such purchases from Williston included in the Consolidated Statement of Operations were $8.6 million, $4.0 million and $7.4 million, respectively, for the three years ended

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  December 31, 1993. Purchases from Westana totaled $5.3 million for the year ended December 31, 1993.

  The Company performs various operational and administrative functions for Williston and Westana and allocates the actual expenses incurred in performing the services to each Company. Such charges for Williston totaled $2.4 million, $3.2 million, and $4.0 million, respectively, for the three years ended December 31, 1993. Charges to Westana totaled $933,000 for the year ended December 31, 1993.

  During the year ended December 31, 1990, an officer and director of the Company borrowed $748,000 from the Company for the purpose of exercising options to purchase 294,524 shares of common stock in the Company. Interest is accrued at a rate equal to the interest rate paid by the Company on its Revolving Credit Facility and is payable annually on December 31 during the term of the note with all unpaid principal and accrued interest due and payable on January 1, 1996. The note is secured by the common stock and is accounted for as a reduction of stockholders' equity.

  The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan and the Employee Option Plan. The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for periods specified under the agreements. As of December 31, 1993 and 1992 loans totaling $1.2 million and $730,000, respectively, were outstanding to key employees under these programs. The loans are secured by the common stock and are accounted for as a reduction of stockholders' equity.

  NOTE 3-LONG-TERM DEBT

  The following summarizes the consolidated long-term debt at the dates indicated (in $000s):

                                        December 31,
                                     ------------------
                                       1993      1992
                                     --------  --------
   Variable Rate Revolving Credit
      Facility.....................  $345,000  $ 41,000
   Senior Notes....................   150,000    50,000
   Bank Term Loan Facility.........    50,000    50,000
   Line-of-credit..................     2,000        --
   Inventory Line-of-Credit........        --    16,000
                                     --------  --------

      Total........................  $547,000  $157,000
                                     ========  ========


                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Financing Facilities

  Revolving Credit Facility. In August 1993, the Company renegotiated a Revolving Credit Facility with its agent bank, and in September 1993 the agent bank completed the syndication of the facility with seven additional banks.

  The Company's variable rate Revolving Credit Facility provides for a maximum borrowing of $400 million, of which $345 million was outstanding at December 31, 1993, and, if not renewed, on August 31, 1996 any outstanding balance thereunder converts to a four-year term during which such balance will be repaid in equal quarterly installments. At the Company's option, the Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate or at the agent bank's prime rate. The interest rate spreads were adjusted based on the Company's earnings ratio (earnings before interest and taxes divided by interest expense). At December 31, 1993, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 4.13% at December 31, 1993.

  Term Loan Facility. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively.

  The Company will pay a commitment fee on the unused commitment of .25% if the earnings ratio is greater than or equal to 4.5 to 1.0 or .375% if the ratio is less than 4.5 to 1.0. For the year ended December 31, 1993, the Company's earnings ratio was approximately 4.4 to 1.0.

  The Company's Revolving Credit and Term Loan Facilities are subject to certain mandatory prepayment terms. If funded debt under these facilities exceeds four times the sum of the Company's last four quarters' cash flow (as defined in the agreement), the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.75 to 1.00 at December 31, 1994 and 3.50 to
  1.00 at December 31, 1995.

  The Term Loan Facility and Revolving Credit Facility are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0, a tangible net worth of at least $247 million, a debt to capitalization ratio of no more than 65% through March 31, 1994, 60% from April 1, 1994 through October 31, 1995 and 55% thereafter and an earnings ratio of not less than 2.0 to 1.0. The Company is prohibited from declaring or paying dividends that exceed the sum

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  of $25 million plus 50% of consolidated net income earned after March 31, 1993 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1993. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice.

  Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Senior Notes"). Any such Senior Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Senior Notes due 2000 and $25 million of 7.99% Senior Notes due 2003. Principal payments on the $50 million of Senior Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Senior Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Senior Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Revolving Credit Facility. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995.

  Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies led by Connecticut General Life Insurance Company. Principal payments on the $50 million of Senior Notes of $7.1 million will be due on April 30th of each year from 1997 through 2002 with any remaining principal and interest outstanding due on April 30, 2003. The Senior Notes contain certain financial covenants which conform with those contained in the Revolving Credit Facility.

  Covenant Compliance. At December 31, 1993, the Company was in compliance with or has obtained necessary waivers related to all of its debt covenants.

  Interest Rate Swap Agreements. From time to time, the Company enters into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts.

  Approximate future maturities of long-term debt are as follows (in $000s):

                        December 31,
                            1993
                         -----------

     1994.............   $     2,000
     1995.............        25,000
     1996.............        98,750
     1997.............       105,893
     1998.............       101,726
     Thereafter.......       213,631
                         -----------
                         $   547,000
                         ===========



 NOTE 4-INCOME TAXES

  The provisions for income taxes for the years ended December 31, 1993 and 1992 and the pro forma provision for income taxes for the year ended December 31, 1991 are comprised of (in $000s):

                              Year Ended December 31,
                            --------------------------
                             1993      1992      1991
                            -------  -------   -------
 Current:
   Federal................  $10,090  $10,397   $ 7,290
   State..................       --       (1)      (80)
                            -------  -------   -------

     Total Current........   10,090   10,396     7,210
                            -------  -------   -------
 Deferred:
   Federal................    6,411    7,305     3,833
   State..................    1,028    1,056       890
                            -------  -------   -------

     Total Deferred.......    7,439    8,361     4,723
                            -------  -------   -------

     Total tax provision..  $17,529  $18,757   $11,933
                            =======  =======   =======

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Temporary differences and carryforwards which give rise to the deferred tax liability at December 31, 1993 and 1992 are as follows (in $000s):

                                                   1993      1992
                                                 -------   -------

 Depreciation, depletion and amortization...... $ 70,131  $ 49,614
 Deferred taxes attributable to difference
   between the book and tax basis of acquired
   assets......................................   23,637        --
 AMT benefit carryforward......................  (23,642)  (14,884)
 NOL carryforwards.............................   (3,779)       --
 Other.........................................      134      (300)
                                                --------  --------

   Total deferred income taxes................. $ 66,481  $ 34,430
                                                ========  ========

  During the year ended December 31, 1991, deferred income taxes principally were provided for significant timing differences in the recognition of revenue and expenses for tax and financial statement purposes. These items principally consisted of the excess of tax depreciation, depletion and amortization over that deducted for financial reporting purposes.

  The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes are summarized as follows (in $000s):

                                               Year Ended December 31,
                                   -----------------------------------------------
                                     1993      %      1992      %     1991      %
                                   --------  -----  -------   ----   -------  ----

 Income tax at statutory
   rate..........................  $19,471   35.0   $19,872   34.0   $11,146  34.0
 Loss from subsidiaries taxed
   separately....................       --     --        --     --       169   0.5
 State income taxes, net of
   federal benefit...............      656    1.2       696    1.2       535   1.6
 Increase in deferred income
   taxes to reflect the change
   in the federal tax rate.......    2,100    3.8        --     --        --    --
 Reduction of deferred income
   taxes to reflect NOL and
   AMT benefit carryforwards.....   (3,779)  (6.8)   (1,932)  (3.3)       --    --
 Other...........................     (919)  (1.7)      121    0.2        83   0.3
                                   -------   ----   -------   ----   -------  ----
                                   $17,529   31.5   $18,757   32.1   $11,933  36.4
                                   =======   ====   =======   ====   =======  ====

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



  NOTE 5-COMMITMENTS AND CONTINGENT LIABILITIES

    Toca

  On March 4, 1993, the Company filed a complaint against Warren Petroleum Company, Arco Oil & Gas Co., Conoco Inc., Trident NGL, Inc. and other owners of the Yscloskey Gas Plant located in Louisiana (the "Owners") in the United States District Court for the Eastern District of Louisiana, alleging various violations by the defendants of the federal anti-trust laws in connection with a Hydrocarbon Fractionation Agreement at its Toca plant between the Company and the Owners of the Yscloskey plant. The Company also filed a companion state-court action involving the same parties in Civil District Court for the Parish of Orleans, State of Louisiana, which the defendants removed to United States District Court for the Eastern District of Louisiana. The Company and Warren Petroleum Company (in its capacity as the designated Operator for the Yscloskey Plant) have recently negotiated a new Hydrocarbon Fractionation Agreement, which has been executed by substantially all of the Owners of the Yscloskey Plant. The new 15-year agreement provides for a reduced fractionation fee of 9.25% and eliminates the uncertainty regarding uneconomic performance of the Yscloskey plant. The Company anticipates dismissing the various complaints with prejudice.

    Edgewood

  On January 16, 1991, problems at the Company's Edgewood Plant relating to both equipment that removes hydrogen sulfide from unprocessed natural gas and the monitoring equipment owned by the purchaser of the residue gas, Enserch Corporation, doing business as Lone Star Gas Company ("Lone Star"), allowed residue gas containing hydrogen sulfide to enter Lone Star's transmission line supplying residue gas to Emory, Texas.

  The Company has been named as a co-defendant, along with Lone Star, in the following complaints relating to the incident: Gary Prather, et al. v. Enserch
                                                 -------------------------------
  Corporation, et al., filed March 15, 1993, Barbara Rogers, et al., v. Enserch
  -------------------                        ----------------------------------
  Corporation, et al. filed March 16, 1993, Judy Silvey, et al. v. Enserch, et
  -------------------                       ----------------------------------
  al., filed May 13, 1993, Floyd Rogers, et al. v. Enserch, et al., filed May
  ---                      ---------------------------------------
  14, 1993, Blair Schamlain, et al. v. Enserch, et al., filed May 25, 1993,
            ------------------------------------------
  Betty Adair v. Enserch, et al., filed on July 14, 1993, Doris Hass v. Enserch
  ------------------------------                          ---------------------
  Corporation, et al., filed on December 17, 1993, Allie Ruth Harris v. Enserch
  -------------------                              ----------------------------
  Corporation, et al., filed on December 17, 1993, Sandra Parker, et al. v
  -------------------                              -----------------------
  Enserch Corporation, et al., filed on
  ---------------------------

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  January 13, 1994, and Carma Brumit v. Enserch, et al., filed on January 18,
                        -------------------------------
  1994.

  All the cases have been filed in the District Court, Rains County, Texas, 354th Judicial District, and make similar claims, asserting, among other things, that the defendants breached an implied warranty of merchantability, falsely represented that the residue gas was safe, were negligent and are liable under a strict liability theory. The plaintiffs have alleged a variety of respiratory and neurological illnesses and are seeking treble damages, exemplary damages and attorneys' fees. Prior to the filing of the complaints, the Company received demand letters from the plaintiffs that sought, in the aggregate, approximately $36 million. Damages claimed in the lawsuits are in excess of $13.5 million.

  The Company believes that it has meritorious defenses to the claims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery. The underwriters of the Company's general liability insurance policy have indicated preliminarily that such policy appears to cover the types of claims that have been asserted, subject to their right to deny coverage based upon, among other things, final determination of causation and the exact nature of the damages.

    Granger

  On December 6, 1993, Green River Gathering Company ("Green River") and Mountain Gas filed a complaint against Washington Energy Exploration, Inc. ("Washington Energy") in District Court in Arapahoe County, Colorado seeking the payment of certain outstanding receivables from Washington Energy and a declaratory judgment that the gathering agreement between Washington Energy and Green River is in full force and effect. Mountain Gas is a wholly-owned subsidiary of the Company and Green River is a partnership owned by the Company and Mountain Gas. Washington Energy is the operator of wells producing approximately 33% of the natural gas transported through the Green River Gathering system to Mountain Gas' Granger facility.

  On December 27, 1993, Washington Energy filed an answer, counterclaim, crossclaim and request for trial by jury, denying the substance of the allegations and asserting certain affirmative defenses. Washington Energy has also made certain counterclaims seeking monetary damages relating to Green River's performance under the gathering agreement and under a processing agreement between the parties, along with a declaratory judgment that both

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  agreements have been terminated. In addition, Washington Energy has made a crossclaim against two unaffiliated entities, each of which owned a portion of Green River during a portion of the period in question.

  The Company believes that Green River is in compliance with the gathering agreement and the processing agreement and that both are in full force and effect. The Company believes that it has meritorious defenses to the counterclaims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery.

    Katy

  Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility. The County Court appointed panels of Special Commissioners that have awarded compensation to the owners whose rights were condemned. Certain of the land and mineral owners are seeking in County Court a declaration that Storage does not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. The Company believes that the outcome of such proceedings will not materially affect operation of the Katy Gas Storage Facility. The likelihood of any particular result, however, cannot be determined because the condemnation law under which the proceedings are being brought has never been interpreted by the courts.

    Woods/Moncrief

  In February 1994, the United States Appeals Court for the Tenth Circuit affirmed a district court judgment against the Company in the amount of $2.9 million, including interest, in Western Gas Processors Ltd. v. Woods Petroleum
                                  ----------------------------------------------
  Corporation and W.A. Moncrief, Jr., d/b/a Moncrief Oil Company, which related
  --------------------------------------------------------------
  to claims by certain producers that they had been underpaid. The Company has taken a charge to litigation reserves in the year ended December 31, 1993, in the amount of $2.4 million, as a result of the appellate court decision. The Company will not take any further action.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  NOTE 6-EMPLOYEE BENEFIT PLANS

  A discretionary profit sharing plan exists for all Company employees meeting certain service requirements. The Company makes annual contributions to the plan as determined by the Board of Directors. Contributions are made to bank trust funds administered by an independent investment manager. Contributions were $2.2 million, $2.0 million and $1.4 million, respectively, in the three years ended December 31, 1993.

  The Board of Directors of the Company has adopted a Key Employees' Incentive Stock Option Plan and a Non-Employee Director Stock Option Plan that authorize the granting of options to purchase 250,000 and 20,000 common shares of the Company, respectively. The Board of Directors has granted options to purchase 240,000 common shares to certain officers and 15,000 common shares to three non-employee directors of the Company, at exercise prices ranging from $10.71 to $34.00. Each of these options became exercisable as to 25% of the shares covered by it on the later of January 1, 1992, or one year from the date of grant, subject to the continuation of the optionee's relationship with the Company, and became exercisable as to an additional 25% of the covered shares on each subsequent January 1 through 1995 or on the later of each subsequent date of grant anniversary, subject to the same condition. The Company has entered into agreements committing the Company to loan certain key employees an amount sufficient to exercise their options as each portion of their options vests. The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for four years after the date of the loan.

  In April 1987, the Partnership adopted an employee option plan that authorizes granting options to employees to purchase 430,000 common units in the Partnership. Pursuant to the Restructuring, the Company assumed the Partnership's obligation under the Employee option plan. The plan was amended upon the Restructuring to allow each holder of existing options to exercise such options and acquire one share of common stock for each common unit they were originally entitled to purchase. The exercise price and all other terms and conditions for the exercise of such options issued under the amended plan were the same as under the plan, except that the Restructuring accelerated the time after which certain options may be exercised. Through December 31, 1993 and 1992, the Board of Directors has granted options under the plan to purchase shares of common stock at $5.40 per share to approximately 355 and 350 employees, respectively. As of December 31, 1993 and 1992, approximately 415,000 and 390,000 options were vested and

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  approximately 325,000 and 240,000 options for common shares had been exercised, respectively. In February 1994, the Board of Directors retroactively approved, adopted and ratified approximately 53,000 options which were granted to employees in excess of the 430,000 options originally authorized. No more options may be granted under this plan. Options may be exercised only at the rate of 20% of the common shares subject to such option for each year of continuous service by the optionee commencing from the later of July 2, 1987 or the optionee's employment commencement date. The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in any one year. The Company will forgive any loan and accrued interest on July 2, 1997, if the employee is then employed by the Company. As of December 31, 1993 and 1992, loans related to 162,998 and 98,297 options, totaling $1.2 million and $730,000, were extended under these terms.

  The 1993 Stock Option Plan (the "1993 Plan") became effective on May 24, 1993 after approval by the Company's stockholders. The 1993 Plan is intended to be an incentive stock option plan in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The Company has reserved 1,000,000 shares of Common Stock for issuance upon exercise of options under the 1993 Plan. The 1993 Plan will terminate on the earlier of March 28, 2003 or the date on which all options granted under the 1993 Plan have been exercised in full.

  The Board of Directors of the Company will determine and designate from time to time those employees of the Company to whom options are to be granted. If any option terminates or expires prior to being exercised, the shares relating to such option shall be released and may be subject to reissuance pursuant to a new option. The Board of Directors has the right to, among other things, fix the price, terms and conditions for the grant or exercise of any option. The purchase price of the stock under each option shall be the fair market value of the stock at the time such option is granted.

  Options granted will vest 20% a year after the date of grant. The employee must exercise the option within five years of the date each portion vests.
  If an employee's employment with the Company terminates, the employee may, within the 60 day period immediately following such termination of employment, but in no event later than the expiration date specified in the Option Agreement, exercise any options that have vested as of the date of such

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  termination. If employment terminates by reason of death or disability, the employee (in the event of disability) or the person or persons to whom rights under the option shall pass by will or by the applicable laws of decent and distribution (in the event of death), shall be entitled to exercise 100% of the options granted regardless of the employee's years of service; provided however, that no such option may be exercised after 180 days from the date of death or termination of employment with the Company as a result of disability. Through December 31, 1993, the Board of Directors has granted approximately 384,000 options at exercise prices ranging from $28.25 to $35.50 per share of common stock to approximately 455 employees. No options granted under the 1993 Plan have vested.

  NOTE 7 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING
           ACTIVITIES (UNAUDITED):

    Costs

  The following tables set forth capitalized costs at December 31, 1993 and costs incurred for oil and gas producing activities for the year ended December 31, 1993 (in $000s):

                                          1993
                                        --------
 Capitalized costs:
   Proved properties...........         $130,783
   Unproved properties.........            3,855
                                        --------

 Total.........................          134,638
   Less accumulated depletion..          (17,877)
                                        --------

 Net capitalized costs.........         $116,761
                                        ========

                                          1993
                                        --------
 Costs incurred:
   Acquisition of properties
     Proved....................         $ 95,518
     Unproved..................            2,428
   Development costs...........            1,106
   Exploration costs...........              320
                                        --------

 Total costs incurred..........         $ 99,372
                                        ========


                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


    Results of Operations

  The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the year ended December 31, 1993 are as follows (in $000s):

                                        1993
                                      --------
 Revenues from sale of oil and gas
   Sales............................ $ 13,566
   Transfers........................   18,113
                                     --------

     Total..........................   31,679
 Production costs...................   (2,963)
 Exploration costs..................     (320)
 Depreciation, depletion and
   amortization.....................  (10,857)
 Income tax expense.................   (3,182)
                                     --------

 Results of operations.............. $ 14,357
                                     ========


   Reserve Quantity Information

  Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgement. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Reserve estimates, by their nature, are generally less precise than other financial statement disclosures.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The following table sets forth information for the year ended December 31, 1993 with respect to changes in the Company's proved reserves, all of which are in the United States. The Company has no significant undeveloped reserves.

                                                              Natural    Crude
                                                                Gas       Oil
                                                               (MMcf)   (MBbls)
                                                              --------  -------
 Proved reserves:
   December 31, 1992........................................   39,475      381
   Revisions of previous estimates..........................   11,084      (42)
   Purchases of reserves in place*..........................  100,886      261
   Production...............................................  (15,854)    (107)
                                                              -------     ----

   December 31, 1993........................................  135,591      493
                                                              =======     ====



  (*) Primarily represents acquisition of Black Lake oil and gas properties on September 27, 1993, from Nerco.

    Standardized Measures of Discounted Future Net Cash Flows

  Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

  Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proven reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

  The assumptions used to compute estimated future net revenues do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place additional economic considerations could also affect the amount of cash eventually realized.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

  Future income tax expenses are computed by applying the appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

  An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

  Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the year ended December 31, 1993 is as follows (in $000s):

                                                              1993
                                                           ----------

 Future cash inflows.....................................   $261,497
 Future production costs.................................    (36,978)
 Future development costs................................    (12,623)
 Future income tax expense...............................    (17,957)
                                                            --------
 Future net cash flows...................................    193,939
 10% annual discount for estimated timing of cash flows..    (62,489)
                                                            --------
 Standardized measure of discounted future net cash
   flows relating to proved oil and gas reserves.........   $131,450
                                                            ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Principal changes in the Company's estimated discounted future net cash flows for the year ended December 31, 1993 are as follows (in $000s):

                                                              1993
                                                            --------
 January 1..............................................    $40,604
   Sales and transfers of oil and
    gas produced,
     net of production costs............................    (28,716)
   Net changes in prices and
    production costs
     related to future production.......................      2,318
   Development costs incurred during the period               1,106
   Changes in estimated future development costs            (12,623)
   Revisions of previous quantity estimates                  17,819
   Purchases of reserves in place.......................    118,894
   Accretion of discount................................      4,060
   Net change in income taxes...........................    (11,119)
   Other................................................       (893)
                                                            -------

 December 31............................................   $131,450
                                                           ========

 NOTE 8 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following summarizes certain quarterly results of operations (in $000s, except per share amounts):

                                                                      Earnings
                                                                     Per Share
                                     Operating    Gross      Net     of Common
                                      Revenues   Profit*    Income      Stock
                                      --------   -------    -------   --------
 1993 quarter ended:
   March 31.........................  $193,478   $24,022    $10,116   $    .34
   June 30..........................   173,846    20,971      8,464        .27
   September 30.....................   273,359    24,984      9,734        .32
   December 31......................   291,655    26,198      9,788        .32
                                      --------   -------    -------   --------
                                      $932,338   $96,175    $38,102   $   1.25
                                      ========   =======    =======   ========
 1992 quarter ended:
   March 31.........................  $125,081   $19,827    $ 8,291   $    .30
   June 30..........................   126,330    18,052      6,519        .23
   September 30.....................   148,535    25,935     11,696        .43
   December 31......................   200,170    28,473     13,182        .47
                                      --------   -------    -------   --------
                                      $600,116   $92,287    $39,688   $   1.43
                                      ========   =======    =======   ========

  *Excludes selling and administrative, interest and income tax expenses.

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  ITEM 11.  EXECUTIVE COMPENSATION

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 11, 1994 and is hereby incorporated by reference.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON     FORM 8-K

  (a)  The following documents are filed as part of this report:

       (1)  Financial Statements:

            Reference is made to the listing on page 34 for a list of all financial statements filed as a part of this report.

       (2)  Financial Statement Schedules:

                                                          Page
         Report of Independent Accountants
           On Financial Statement Schedules..............  79
         Schedule II Amounts Receivable From
           Related Parties...............................  80
         Schedule V - Property and Equipment.............  82
         Schedule VI - Accumulated Depreciation
           and Depletion of Property and Equipment.......  84
         Schedule X - Supplementary Income Statement
           Information...................................  86

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable.

       (3)  Exhibits:

       2.1 Agreement for the Sale and Purchase of Assets dated as of May 1, 1990 between Parker Gas Companies, Inc. and its subsidiaries and Western Gas Processors, Ltd. (Filed as exhibit 2.1 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended March 31, 1990 and incorporated herein by reference).

       2.2 Agreement for Sale and Purchase of Assets concerning the Treating Business of Parker Gas Treating Company, dated May 24, 1990 (Filed as exhibit 2.6 to Western Gas Processors, Ltd.'s Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference).

       2.3 Addendum and Agreement concerning the Treating Agreement and Giddings Agreement (Filed as exhibit 2.6 to Western Gas Processors, Ltd.'s Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference).

       2.4 Agreement for the Sale and Purchase of Assets dated as of November 2, 1990 between Giddings, Ltd. and Western

            Gas Processors, Ltd. (Filed as exhibit 10.26 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       2.5 Letter of intent for the Sale and Purchase of Assets dated as of September 24, 1990 between Amoco Production Company and Western Gas Processors, Ltd. (Filed as exhibit 10.27 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       2.6 Purchase and sale agreement by and between Amoco Production Company and Western Gas Processors, Ltd. dated as of January 7, 1991 (Filed as exhibit 10.28 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       2.7 Amendment to purchase and sale agreement by and between Amoco Production Company and Western Gas Processors, Ltd. dated February 13, 1991 (Filed as exhibit 10.29 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       2.8 Second amendment to purchase and sale agreement by and between Amoco Production Company and Western Gas Processors, Ltd. dated February 11, 1991 (Filed as exhibit 10.30 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       3.1 Certificate of Incorporation of Western Gas Resources, Inc. (Filed as exhibit 3.1 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-31604 and incorporated herein by reference).

       3.2 Certificate of Amendment to the Certificate of Incorporation of Western Gas Resources, Inc. (Filed as exhibit 3.2 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-31604 and incorporated herein by reference).

       3.3 Bylaws of Western Gas Resources, Inc. (Filed as exhibit 3.3 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-31604 and incorporated herein by reference).

       3.4 Assistant Secretary's Certificate regarding amendment to bylaws of Western Gas Resources, Inc. (Filed as exhibit 3.4 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       3.5 Certificate of Designation of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock of the Company (Filed as exhibit 3.5 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

       3.6 Certificate of Designation of $2.28 Cumulative Preferred Stock of the Company. (Filed as exhibit 3.6 to Western Gas Resources, Inc.'s Registration Statement of Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

       3.7 Amendments of the By-Laws of Western Gas Resources, Inc. as adopted by the Board of Directors on December 13, 1993. (See page 89).

       4.1 Subscription Agreements between the respective Founders and Western Gas Resources, Inc. regarding such Founders' initial subscription for shares of common stock (Filed as exhibit 10.31 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       4.2 Commitment letter between DLJ Bridge Finance, L.P., and the Company dated September 16, 1991 (Filed as exhibit 4.1 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

       4.3 Amendment No. 1 to Registration Rights Agreement as of May 1, 1991 between Western Gas Resources, Inc., Bill Sanderson, WGP, Inc., Dean Phillips, Inc., Heetco, Inc. NV, Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 4.2 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

       10.1 Amended and Restated Agreement of Limited Partnership of the Partnership dated June 1, 1987 (Filed as exhibit 10.1 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 , dated March 27, 1991 and incorporated herein by reference).

       10.2 Transfer Restriction Agreement between Western Gas Resources, Inc. and Western Gas Processors, Ltd. (Filed as exhibit 10.4 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       10.3 Reinvestment Agreement among Western Gas Processors, Ltd., Western Gas Resources, Inc., WGP, Inc., Heetco, Inc. NV, Dean Phillips, Inc., Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 10.5 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       10.4 Fifth Restated Loan Agreement dated as of September 21, 1988 between Western Gas Processors, Ltd., and NCNB Texas National Bank (Filed as exhibit 4.8 to Western Gas Processors, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

       10.5 First Amendment to Fifth Restated Loan Agreement dated as of February 7, 1989 between Western Gas Processors, Ltd. and NCNB Texas National Bank (Filed as exhibit 4.9 to Western Gas Processors, Ltd.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

       10.6 Second Amendment to Fifth Restated Loan Agreement dated as of October 20, 1989 between Western Gas Processors, Ltd. and NCNB Texas National Bank (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-31604 and incorporated herein by reference).

       10.7 Restated Profit-Sharing Plan and Trust Agreement of Western Gas Resources, Inc. (Filed as exhibit 10.8 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       10.8 Employees Common Units Option Plan of Western Gas Processors, Ltd. (Filed as exhibit 10.9 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

       10.9 Amendment to Employees Common Units Option Plan of Western Gas Processors, Ltd. (Filed as exhibit 10.10 to Western Gas Resources, Inc.'s Registration Statement on

            Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.10 Western Gas Resources, Inc. Non-Employee Director Stock Option Plan (Filed as exhibit 10.12 Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.11 Western Gas Resources, Inc. Key Employees' Incentive Stock Option Plan (Filed as exhibit 10.13 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.12 Registration Rights Agreement among Western Gas Resources, Inc., WGP, Inc., Heetco, Inc., NV, Dean Phillips, Inc., Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 10.14 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.13 Agreement of Sale Concerning the Midkiff Plant and Spraberry Gathering System (without exhibits) dated as of May 12, 1989 between El Paso Natural Gas Company and Western Gas Processors, Ltd. (Filed as exhibit 10.13 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, filed December 8, 1989, Registration No. 33-31604 and incorporated herein by reference).

      10.14 Interim Operating Agreement for the Midkiff system (Filed as exhibit
            10.14 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, filed December 8, 1989, Registration No. 33-31604 and incorporated herein by reference).

      10.15 Amendment Number One to the Amended and Restated Agreement of Limited Partnership of Western Gas Processors, Ltd. dated as of December 4, 1989 (Filed as exhibit 10.2 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.16 Guaranty of Western Gas Resources, Inc. in favor of NCNB Texas National Bank (Filed as exhibit 10.17 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.17 Form of Agreement to be Bound of Western Gas Resources, Inc. (Filed as exhibit 10.18 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.18 Assumption Agreement of Western Gas Resources, Inc. (Filed as exhibit 10.19 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.19 Distribution Reinvestment Plan of Western Gas Processors, Ltd. (Filed as exhibit 10.19 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, filed December 8, 1989, Registration No. 33-31604 and incorporated herein by reference).

      10.20 Second Amendment to Amended and Restated Agreement of Limited Partnership of Western Gas Processors, Ltd. (Filed as exhibit 10.3 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.21 Sixth Restated Loan Agreement dated as September 26, 1990 between Western Gas Processors, Ltd. and NCNB Texas National Bank (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-4 dated March 27, 1991 and incorporated herein by reference).

      10.22 First Amendment to Sixth Restated Loan Agreement dated as of October 26, 1990 between Western Gas Processors, Ltd. and NCNB Texas National Bank (Filed as exhibit 10.7 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

      10.23 Loan Agreement dated as of May 1, 1991 between the Company and NCNB Texas National Bank as Agent and Certain Banks as Lenders (Filed as exhibit 10.1 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.24 First Amendment to Loan Agreement dated as of August 12, 1991 by and among the Company and NCNB Texas National Bank and Various Lenders (Filed as exhibit 10.2 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.25 Second Amendment and First Restatement of Western Gas Processors, Ltd. Employees' Common Units Option Plan (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.26 Agreement to provide loans to exercise key employees' common stock options (Filed as exhibit 10.26 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

      10.27 Agreement to provide loans to exercise employees' common stock options (Filed as exhibit 10.27 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

      10.28 Agreement and Plan of Restructuring among the Company, the Partnership and the Founders (Filed as exhibit 10.10 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.29 Asset Purchase Agreement among Union Texas Petroleum Holdings, Inc., Union Texas Products Corporation and the Company dated September 17, 1991 (without exhibits) (Filed as exhibit 10.11 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.30 Stock Purchase Agreement dated October 23, 1991 between the Company and The 1818 Fund, L.P. (Filed as exhibit 10.19 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.31 Registration Rights Agreement dated October 23, 1991 between the Company and The 1818 Fund, L.P. (Filed as exhibit 10.20 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.32 First Restated Loan Agreement dated as of October 31, 1991 by and among the Company and NCNB Texas National Bank as Agent and NCNB Texas National Bank and Bankers Trust Company as Co-Managers of the Acquisition Loan and Certain Banks as Lenders (Filed as exhibit
            10.21 to Western Gas Resources, Inc.'s Registration Statement on

            Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.33 First Restated Loan Agreement (Inventory) dated as of October 31, 1991 by and among the Company and NCNB Texas National Bank as Agent and Certain Banks as Lenders (Filed as exhibit 10.22 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

      10.34 First Amendment to First Restated Loan Agreement dated December 23, 1991 by and among the Company and NCNB Texas National Bank as Agent and NCNB Texas National Bank and Bankers Trust Company as Co-Managers (Filed as exhibit 10.34 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

      10.35 Loan Agreement dated as of May 1, 1991 between Western Gas Resources, Inc. and NCNB Texas National Bank (Filed as exhibit 10.27 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

      10.36 Letter Agreement dated June 10, 1992 amending the Stock Purchase Agreement dated October 23, 1991 between the Company and the 1818 Fund, L.P. (Filed as exhibit 10.36 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference).

      10.37 Second Restated Loan Agreement dated as of October 20, 1992 by and among the Company and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (Filed as exhibit 10.21 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

      10.38 Second Restated Loan Agreement (Inventory) dated as of October 20, 1992 by and among the Company and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (Filed as exhibit 10.22 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

      10.39 $100,000,000 Senior Notes Master Shelf Agreement dated as of December 19, 1991 by and between the Company and the Prudential Insurance Company of America (Filed as exhibit 10.23 to Western Gas Resources, Inc.'s Registration

            Statement on Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

      10.40 Letter Amendment No. 1 dated October 22, 1992 to $100,000,000 Senior Notes Master Shelf Agreement (Filed as exhibit 10.40 to Western Gas Resources, Inc's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

      10.41 Asset Purchase Agreement (without exhibits) dated October 21, 1992 between the Company and Parker & Parsley Gas Processing Co. (Filed as exhibit 10.25 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference)

      10.42 Consulting Agreement dated as of January 1, 1993 by and between the Company and Walter L. Stonehocker (Filed as exhibit 10.42 to Western Gas Resources Inc.'s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

      10.43 Consulting Agreement dated as of January 1, 1993 by and between the Company and Ward Sauvage (Filed as exhibit 10.43 to Western Gas Resources Inc.'s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

      10.44 Consulting Agreement dated as of January 1, 1993 by and between the Company and Dean Phillips (Filed as exhibit 10.44 to Western Gas Resources Inc.'s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

      10.45 Stock Purchase Agreement (without exhibits) dated March 30, 1993 by and between the Company and The Morgan Stanley Leveraged Equity Fund II, L.P. (Filed as exhibit 10.45 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.46 Amendment No. 1 (without exhibits) to Stock Purchase Agreement dated as of March 30, 1993 by and between the Company and The Morgan Stanley Leveraged Equity Fund II, L.P. (Filed as exhibit 10.46 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.47 $150,000,000 Amended and Restated Master Shelf Agreement (without exhibits) effective as of July 22, 1993 by and between the Company and Prudential Insurance Company of America (Filed as exhibit 10.47 to Western Gas Resources

            Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.48 Note Purchase Agreement (without exhibits) dated as of April 1, 1993 by and between the Company and the Purchasers for $50,000,000, 7.65% Senior Notes Due April 30, 2003 (Filed as exhibit 10.48 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.49 $15,000,000 Credit Agreement dated July 30, 1993 by and between the Company and NationsBank of Texas, N.A. (Filed as exhibit 10.49 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.50 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.50 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.51 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.51 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.52 Operating and Maintenance Agreement (without exhibits) dated August 10, 1993 by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as
            exhibit 10.52 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.53 Amendment to Operating and Maintenance Agreement dated August 10, 1993 by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as
            exhibit 10.53 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.54 Interim Agreement (without exhibits) dated August 10, 1993 by and between Westana Gathering Company and Panhandle Eastern Pipe Line Company (Filed as exhibit 10.54 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.55 Amendment to Interim Agreement dated August 10, 1993 by and between Westana Gathering Company and Panhandle Eastern Pipe Line Company (Filed as exhibit 10.55 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.56 Pipeline Operating Agreement (without exhibits) dated August 10, 1993 by and between Westana Gathering Company and Panhandle Eastern Pipe Line Company (Filed as exhibit 10.56 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

      10.57 $400,000,000 Loan Agreement (Revolver) (without exhibits) dated as of August 31, 1993 among the Company and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (Filed as exhibit 10.57 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

      10.58 Third Restated Loan Agreement (Term) (without exhibits) dated as of August 31, 1993 among the Company and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (Filed as exhibit 10.58 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

      10.59 Letter Amendment No. 1 to the Amended and Restated Master Shelf Agreement effective as of June 30, 1993 by and between the Company and Prudential Insurance Company of America (Filed as exhibit 10.59 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

      10.60 Asset Purchase Agreement (without exhibits) dated July 18, 1993 by and between the Company and Nerco Oil & Gas, Inc. (Filed as exhibit
            10.60 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

      10.61 Amendment No. 1 to Note Purchase Agreement dated as of August 31, 1993 by and among the Company and the Purchasers (Filed as exhibit
            10.61 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

      10.62 First Amendment to Stock Purchase Agreement, amending the Stock Purchase Agreement dated October 23, 1991 between Western Gas Resources, Inc. and the 1818 Fund, L.P. (See page 92).

      10.63 First Amendment to Loan Agreement (Revolver) as of December 31, 1993 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (See page 96).

      10.64 First Amendment to Third Restated Loan Agreement (Term) as of December 31, 1993 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (See page 107).

      11.1  Statement regarding computation of per share earnings (See page 116)

      21.1  List of Subsidiaries of Western Gas Resources, Inc. (See page 118).

      23.1  Consent of Price Waterhouse, independent accountants (See page 120).

  (b) Reports on Form 8-K:

      None.

  (c) Exhibits required by Item 601 of Regulation S-K.  See (a) (3) above.

  (d) Financial statement schedules required by Regulation S-X. See (a) (2) above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



  To the Board of Directors and
  Stockholders of Western Gas Resources, Inc.

  Our audits of the Consolidated Financial Statements referred to in our report dated February 25, 1994 appearing on page 36 also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.



  PRICE WATERHOUSE

  Denver, Colorado
  February 25, 1994

                                                                     SCHEDULE II
                          WESTERN GAS RESOURCES, INC.
                     NOTES RECEIVABLE FROM RELATED PARTIES
                                    ($000s)

                                                                                                         Balance at
                                                                                Deductions              End of Period
                                          Balance at                       ----------------------  ----------------------
                                           Beginning                        Amounts     Amounts                 Non-
Name of Debtor                             of Period            Additions  Collected  Written Off  Current     Current
- --------------                           -----------            ---------  ---------  -----------  -------  -------------
Year ended December 31, 1993:

  Bill M. Sanderson(1).........           $  754                 $   30      $   -      $      -    $ 784         $    -
  Lonnie R. Brock(2)...........              102                     78          -             -      180              -
  Dale Burford(2)..............              106                     94          -             -        -            200
  Gary W. Davis(2).............              101                     93          -             -        -            194
  John F. Neal(2)..............              114                    100          -             -        -            214
  Lanny F. Outlaw(2)...........              114                     79          -             -        -            193
  John C. Walter(2)............              103                     78          -             -        -            181
                                          ------                 ------      -----      --------    -----         ------
    Total......................           $1,394                 $  552      $   -      $      -    $ 964         $  982
                                          ======                 ======      =====      ========    =====         ======
Year ended December 31, 1992:

  Bill M. Sanderson(1).........           $  770                 $   29      $  45      $      -    $   -         $  754
  Lonnie R. Brock(2)...........               15                     87          -             -        -            102
  Dale Burford(2)..............               16                     90          -             -        -            106
  Gary W. Davis(2).............               14                     87          -             -        -            101
  John F. Neal(2)..............               20                     94          -             -        -            114
  Lanny F. Outlaw(2)...........               20                     94          -             -        -            114
  John C. Walter(2)............               15                     88          -             -        -            103
                                          ------                 ------      -----      --------    -----         ------
    Total......................           $  870                 $  569      $  45      $      -    $   -         $1,394
                                          ======                 ======      =====      ========    =====         ======

Year ended December 31, 1991:

  Bill M. Sanderson(1).........           $  748                 $   22      $   -      $      -    $   -         $  770
  Lonnie R. Brock(2)...........                -                     15          -             -        -             15
  Dale Burford(2)..............                -                     16          -             -        -             16
  Gary W. Davis(2).............                -                     14          -             -        -             14
  John F. Neal(2)..............                -                     20          -             -        -             20
  Lanny F. Outlaw(2)...........                -                     20          -             -        -             20
  John C. Walter(2)............                -                     15          -             -        -             15
                                          ------                 ------      -----      --------    -----         ------
    Total......................           $  748                 $  122      $   -      $      -    $   -         $  870
                                          ======                 ======      =====      ========    =====         ======



                        - Continued on following page -

                                                                     SCHEDULE II
                          WESTERN GAS RESOURCES, INC.
                     NOTES RECEIVABLE FROM RELATED PARTIES
                         ($000s, except share amounts)

                        - Continued from previous page -

(1) In July 1990, the Company loaned Mr. Sanderson $748 to purchase 294,524 shares of the Company's common stock. Interest is accrued at a rate equal to that paid by the Company on its Revolving Credit Facility, which was 4.1%, 4.4% and 5.9% at December 31, 1993, 1992, and 1991, respectively. Interest is payable annually on December 31 during the term of the note with all unpaid principal and accrued interest due and payable on January 1, 1996. The note is secured by the common stock and is accounted for as a reduction of stockholders' equity.

(2) In 1991, the Company entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in one year. The Company will forgive the loan and accrued interest on July 2, 1997,if the employee is then employed by the Company or four years after the date of the loan, depending on the option exercised. The interest on each loan is based on the Applicable Federal Rate on the date the loan is made.

                                                                     SCHEDULE  V
                          WESTERN GAS RESOURCES, INC.
                             PROPERTY AND EQUIPMENT
                                    ($000s)

                        Balance at                   Sales                     Balance
                         Beginning                    or                        at End
Classification           of Period  Additions     Retirements     Transfers    of Period
- --------------          ----------  ---------     -----------     ---------    ----------

Year ended
 December 31, 1993:
 Gas gathering,
   processing and
   transmission.......   $ 441,760   $ 230,491 (1) $(21,378)      $ 34,091     $ 684,964
 Construction in
   progress...........      32,184     150,825 (1)       --        (34,091)      148,918
 Oil and gas
   properties
   and equipment......      36,294      98,344 (1)       --             --       134,638
                         ---------   ---------     --------       --------     ---------
      Total.........     $ 510,238   $ 479,660     $(21,378)      $      -     $ 968,520
                         =========   =========     ========       ========     =========

Year ended
 December 31, 1992:
 Gas gathering,
   processing and
   transmission.......   $ 413,347   $  21,210 (2) $(23,654)(3)   $ 30,857     $ 441,760
 Construction in
   progress...........      13,327      49,715 (2)       (1)       (30,857)       32,184
 Oil and gas
   properties
   and equipment......      35,912         465 (2)      (83)            --        36,294
                         ---------   ---------     --------       --------     ---------
      Total.........     $ 462,586   $ 71,390      $(23,738)      $     --     $ 510,238
                         =========   =========     ========       ========     =========

Year ended
 December 31, 1991:
 Gas gathering,
   processing and
   transmission.......   $ 215,611   $ 171,235 (4) $   (355)      $ 26,856     $ 413,347
 Construction in
   progress...........      12,235      27,948 (4)       --        (26,856)       13,327
 Oil and gas
   properties
   and equipment......      10,363      25,560 (4)      (11)            --        35,912
                         ---------   ---------     --------       --------     ---------
      Total.........     $ 238,209   $ 224,743     $   (366)      $     --     $ 462,586
                         =========   =========     ========       ========     =========


                         -Continued on following page -

                                                                     SCHEDULE  V

                          WESTERN GAS RESOURCES, INC.
                             PROPERTY AND EQUIPMENT
                                    ($000s)

                        - Continued from previous page -



  (1) Additions for the year ended December 31, 1993 include Black Lake, Mountain Gas, Citizens, Sand Wash, Olympic Pipeline, Rocker B and other small acquisitions totaling $338,900. Additionally, construction projects at existing facilities totaled $140,800, including $74,400 for the Katy Gas Storage Facility, $15,700 for acquired construction in progress, $13,900 for improvements to the Midkiff/Benedum facility, $5,800 for improvements to the Chaney Dell/Lamont facility, $9,800 for improvements to the acquired Mountain Gas Plants, $12,200 for improvements to Giddings and $8,900 for miscellaneous projects.

  (2) Additions for the year ended December 31, 1992 include the Wakita, Manchester, Burro and other small acquisitions totaling $11,000. Additionally, construction projects at existing facilities totaled $60,000, including $24,000 on the Katy storage facility, $11,000 for improvements to plants acquired in the UTP acquisition, $10,000 for improvements to the Giddings Plant, $5,000 for improvements to the Midkiff Plant, $4,000 for improvements to the Hilight Plant and $6,000 for miscellaneous projects.

  (3) Sales or retirements for the year ended December 31, 1992 includes the sale of a 20% undivided interest in the Midkiff and Benedum gas processing plants for approximately $22,000.

  (4) Additions for the year ended December 31, 1991 include the UTP, Edgewood and Fruitvale acquisitions totalling $190,000. Additionally, construction projects at existing facilities totaled approximately $36,000, including $16,000 for the butane isomerization unit, $6,000 for improvements to the Midkiff plant, $2,000 for improvements to the Giddings plant, $3,000 for the acquisition of the Company's headquarters and $9,000 for miscellaneous projects.

                                                                     SCHEDULE VI

                          WESTERN GAS RESOURCES, INC.
                            ACCUMULATED DEPRECIATION
                                 AND DEPLETION
                           OF PROPERTY AND EQUIPMENT
                                    ($000s)

                        Balance at                             Balance
                        Beginning    Additions                 at End
Classification          of Period     (1) (2)    Retirements  of Period
- --------------          ---------    ---------   -----------  ---------

Year ended
 December 31, 1993:
 Gas gathering,
   processing and
   transmission......   $(82,098)    $(27,978)       $4,603   $(105,473)
 Oil and gas
   properties
   and equipment.....     (7,020)     (10,858)           --     (17,878)
                        --------     --------        ------   ---------

        Total........   $(89,118)    $(38,836)       $4,603   $(123,351)
                        ========     ========        ======   =========

Year Ended
 December 31, 1992:
 Gas gathering,
   processing and
   transmission......   $(64,811)    $(19,001)       $1,714   $ (82,098)
 Oil and gas
   properties
   and equipment.....     (4,362)      (2,658)           --      (7,020)
                        --------     --------        ------   ---------

        Total.........  $(69,173)    $(21,659)       $1,714   $ (89,118)
                        ========     ========        ======   =========

Year ended
 December 31, 1991:
 Gas gathering,
   processing and
   transmission.......  $(49,075)    $(15,828)       $   92   $ (64,811)
 Oil and gas
   properties
   and equipment......    (3,125)      (1,244)            7      (4,362)
                        --------     --------        ------   ---------

        Total.........  $(52,200)    $(17,072)       $   99   $ (69,173)
                        ========     ========        ======   =========




                        - Continued on following page -

                                                                   SCHEDULE VI

                          WESTERN GAS RESOURCES, INC.
                            ACCUMULATED DEPRECIATION
                                 AND DEPLETION
                           OF PROPERTY AND EQUIPMENT
                                    ($000s)

                        - Continued from previous page -


  (1) Depreciation is provided using the straight-line method based on estimated useful lives ranging from three to forty-five years.

  (2) Total depreciation and amortization expense for the three years ended December 31, 1993, 1992 and 1991, as presented on the Consolidated Statement of Operations, includes amortization expense of $5,787, $1,630 and $1,641, respectively.

                                                                      SCHEDULE X

                          WESTERN GAS RESOURCES, INC.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                    ($000s)



                                       Charged to costs and expenses
                                           Year Ended December 31,
                                         ---------------------------
                                           1993      1992     1991
                                         -------   --------  -------

 Item:

   Maintenance and
   repairs..............                  $13,600   $13,102  $10,232
   Amortization of gas
   purchase contracts...                    3,059     1,048    1,307

                       Consent of Independent Accountants



  We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No.33-66516) and in the Registration Statement on Form S-8 (No. 33-67834) of Western Gas Resources, Inc. of our report dated February 25, 1994 appearing on page 36 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 79 of this Form 10-K.



  PRICE WATERHOUSE

  Denver, Colorado
  March 17, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 14, 1994.

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
                                  (Registrant)


                          By: /s/ BRION G. WISE
                              -----------------------
                              Brion G. Wise
                              Chairman of the Board and
                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ BRION G. WISE             Chairman of the Board,          March 14, 1994
- ------------------------      Chief Executive Officer
Brion G. Wise                 and Director



/s/ BILL M. SANDERSON         President, Chief                March 14, 1994
- ------------------------      Operating Officer and
Bill M. Sanderson             Director


/s/ WALTER L. STONEHOCKER    Vice Chairman of the Board       March 14, 1994
- ------------------------      and Director
Walter L. Stonehocker


/s/ RICHARD B. ROBINSON       Director                        March 14, 1994
- ------------------------
Richard B. Robinson


                              Director                        March 14, 1994
- ------------------------
Dean Phillips

                              Director                        March 14, 1994
- ------------------------
Ward Sauvage

                              Director                        March 14, 1994
- ------------------------
James A. Senty

/s/ WALTER F. IMHOFF          Director                        March 14, 1994
- ------------------------
Walter F. Imhoff



                              Director                        March 14, 1994
- ------------------------
Walter W. Grist

/s/ WILLIAM J. KRYSIAK        Vice President - Controller     March 14, 1994
- ------------------------      (Principal Financial and
William J. Krysiak            Accounting Officer)