Form 10-Q
period 1994-03-31
WESTERN GAS RESOURCES INC
filed 1994-05-16
CIK 856716

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1994

                                     OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                       COMMISSION FILE NUMBER 1-10389
                                              -------

                         WESTERN GAS RESOURCES, INC.
   ----------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                    84-1127613
   -------------------------------               ------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    12200 N. Pecos Street, Denver, Colorado                   80234-3439
   ----------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                               (303) 452-5603
   ----------------------------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 No Changes
   ----------------------------------------------------------------------
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .
                                        -----      -----

As of May 2, 1994, there were 25,688,116 shares of the Registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 24 of all exhibits filed as a part of this report.

                                    1 of 25

                         WESTERN GAS RESOURCES, INC.

                             INDEX TO FORM 10-Q
                             ------------------

PART I - Financial Information                                       Page
- - ------------------------------                                       ----
  Item 1.   Financial Statements


            Consolidated Balance Sheet -
            March 31, 1994 and December 31, 1993.............           3

            Consolidated Statement of Cash Flows -
            Three months ended March 31, 1994 and 1993.......           5

            Consolidated Statement of Operations -
            Three months ended March 31, 1994 and 1993.......           7

            Consolidated Statement of Changes in
            Stockholders' Equity - Three months ended
            March 31, 1994...................................           8

            Notes to Consolidated Financial Statements.......           9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............          13

PART II - Other Information
- - -----------------------------

  Item 1.   Legal Proceedings................................          21

  Item 6.   Exhibits and Reports on Form 8-K.................          24

Signatures    ...............................................          25

                       PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------

                         WESTERN GAS RESOURCES, INC.

                         CONSOLIDATED BALANCE SHEET
                                   ($000s)

                                               March 31,  December 31,
     ASSETS                                      1994         1993
     ------                                   ----------   ----------
Current assets:
 Cash....................................       $  4,891     $  4,666
 Trade accounts receivable, net..........        122,982      142,336
 Product inventory.......................          9,335       20,850
 Parts inventory.........................          2,196        2,161
 Other...................................          3,517        1,544
                                              ----------   ----------

   Total current assets..................        142,921      171,557
                                              ----------   ----------

Property and equipment, at cost:
 Gas gathering, processing, storage
  and transmission.......................        799,072      684,964
 Oil and gas properties and
  equipment..............................        138,635      134,638
 Construction in progress................         57,629      148,918
                                              ----------   ----------
                                                 995,336      968,520
 Less:  Accumulated depreciation,
  depletion and amortization.............       (138,169)    (123,351)
                                              ----------   ----------

   Total property and equipment, net.....        857,167      845,169
                                              ----------   ----------

Other assets:
 Gas purchase contracts (net of
   accumulated amortization of $11,759
   and $10,756, respectively)............         36,553       37,556
 Other...................................         51,108       60,466
                                              ----------   ----------

   Total other assets....................         87,661       98,022
                                              ----------   ----------

Total assets.............................     $1,087,749   $1,114,748
                                              ==========   ==========

                       - Continued on following page -

                         WESTERN GAS RESOURCES, INC.

                         CONSOLIDATED BALANCE SHEET
                        ($000s, except share amounts)

                      - Continued from previous page -

                                                March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1994          1993
- - ------------------------------------           -----------  ------------
Current liabilities:
  Accounts payable...........................  $  136,282     $  160,956
  Accrued expenses...........................      17,627         17,667
  Dividends payable..........................       3,672          2,080
  Income taxes payable.......................         177             --
                                               ----------     ----------

    Total current liabilities................     157,758        180,703

Long-term debt...............................     412,700        547,000
Deferred income taxes payable................      66,853         66,481
Other long-term liabilities..................       7,723          7,695
                                               ----------     ----------

    Total liabilities........................     645,034        801,879
                                               ----------     ----------

Commitments and contingent liabilities

Stockholders' equity:
  Common stock, par value $.10;
    100,000,000 shares authorized;
    25,681,985 and 25,651,722 shares
    issued and outstanding, respectively.....       2,571          2,565
  Treasury stock, at cost, 25,016
    and no shares, respectively,.............        (788)            --
  Preferred Stock; 10,000,000 shares
    authorized:
    $2.625 cumulative convertible preferred
      stock, par value $.10; 2,760,000 and
      no shares issued and outstanding,
      respectively ($138,000 aggregate
      liquidation preference)................         276             --
    $2.28 cumulative preferred stock,
      par value $.10; 1,400,000 shares
      issued and outstanding ($35,000
      aggregate liquidation preference)......         140            140
    7.25% cumulative senior perpetual
      convertible preferred stock, par
      value $.10; 400,000 shares issued
      and outstanding ($40,000 aggregate
      liquidation preference)................          40             40
  Additional paid-in capital.................     337,410        204,176
  Notes receivable from key employees
    secured by common stock..................      (1,479)        (1,985)
  Retained earnings..........................     104,545        107,933
                                               ----------     ----------

    Total stockholders' equity...............     442,715        312,869
                                               ----------     ----------

Total liabilities and stockholders'
  equity.....................................  $1,087,749     $1,114,748
                                               ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         WESTERN GAS RESOURCES, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ($000s)

                                                   Three Months
                                                  Ended March 31,
                                                 -----------------
                                                   1994      1993
                                                 -------   -------

Reconciliation of net income to net cash
- - ----------------------------------------
  provided by operating activities
  --------------------------------

Net income................................       $ 1,011   $10,116
Add income items that do not affect
  working capital:
    Depreciation, depletion and
      amortization........................        16,626     7,329
    Deferred income taxes.................           372     1,839
    Other non-cash items..................          (123)      325
                                                 -------   -------
                                                  17,886    19,609
                                                 -------   -------
Adjustments to working capital
  to arrive at net cash provided
  by operating activities:
    Decrease in trade accounts
      receivable..........................        19,354    20,397
    Decrease in product inventory.........        11,515     8,473
    (Increase) decrease in parts
      inventory...........................           (35)       58
    Increase in other current assets......        (1,973)      (72)
    Increase in other assets..............           (91)   (2,074)
    Increase (decrease) in accounts
      payable.............................       (24,674)      422
    Decrease in accrued expense...........           (40)     (933)
    Increase in income taxes payable......           177     1,738
                                                 -------   -------

Total adjustments.........................         4,233    28,009
                                                 -------   -------

    Net cash provided by operating
      activities..........................       $22,119   $47,618
                                                 =======   =======

                       - Continued on following page -

                         WESTERN GAS RESOURCES, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ($000s)

                      - Continued from previous page -

                                                  Three Months
                                                 Ended March 31,
                                               -------------------
                                                  1994      1993
                                               ---------  --------
Net cash provided by operating
 activities............................        $  22,119  $ 47,618
                                               ---------  --------

Cash flows from investing activities:
  Payments for business acquisitions...              (59)       --
  Payments for additions to property
   and equipment.......................          (22,373)  (23,179)
  Dispositions of property and
   equipment...........................            1,389       112
  Distributions from (contributions to)
   equity investments..................            3,022       (87)
                                               ---------  --------
    Net cash used in investing
     activities........................          (18,021)  (23,154)
                                               ---------  --------

Cash flows from financing activities:
  Proceeds from issuance of
   preferred stock.....................          133,016        --
  Proceeds from exercise of common
   stock options.......................              498       570
  Notes receivable from key employees
   secured by common stock.............              506      (447)
  Acquisition of treasury stock........             (788)       --
  Net payments under revolving credit
   facility............................         (134,300)  (12,000)
  Dividends paid to holders of common
   stock...............................           (1,282)   (1,276)
  Dividends paid to holders of
   preferred stock.....................           (1,523)   (1,097)
                                               ---------  --------
    Net cash used in financing
     activities........................           (3,873)  (14,250)
                                               ---------  --------

Net increase in cash...................              225    10,214

Cash at beginning of period............            4,666    13,160
                                               ---------  --------

Cash at end of period..................        $   4,891  $ 23,374
                                               =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                         WESTERN GAS RESOURCES, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                 ($000s, except share and per share amounts)

                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                 1994         1993
                                             -----------  -----------
Revenues:
  Sale of residue gas..................      $   191,374  $    98,087
  Sale of natural gas liquids..........           72,837       87,662
  Processing and transportation
    revenues...........................            7,278        4,722
  Other, net...........................            4,215        3,007
                                             -----------  -----------

    Total revenues.....................          275,704      193,478
                                             -----------  -----------

Costs and expenses:
  Product purchases....................          223,680      148,422
  Plant operating expense..............           16,415       13,075
  Oil and gas exploration and
   production costs....................            1,272          630
  Selling and administrative
   expense.............................            8,257        7,131
  Depreciation, depletion and
   amortization........................           16,626        7,329
  Interest expense.....................            7,880        2,078
                                             -----------  -----------

    Total costs and expenses...........          274,130      178,665
                                             -----------  -----------

Income before taxes....................            1,574       14,813

Provision for income taxes:
  Current..............................              191        2,858
  Deferred.............................              372        1,839
                                             -----------  -----------

                                                     563        4,697
                                             -----------  -----------


Net income.............................      $     1,011  $    10,116
                                             ===========  ===========

Weighted average shares of common
  stock outstanding....................       25,687,707   25,567,150
                                             ===========  ===========

Earnings (loss) per share of
  common stock.........................      $      (.05) $       .34
                                             ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                         ($000s, except share amounts)

                                                            Shares
                                                              of
                                                            Common     7.25%         $2.28       $2.625
                                                Shares      Stock    Convertible   Cumulative  Convertible
                                              of Common       in      Preferred    Preferred    Preferred   Common  Treasury
                                                Stock      Treasury     Stock        Stock        Stock     Stock    Stock
                                              ----------   --------  -----------   ----------  -----------  ------  --------
Balance at December 31, 1993................  25,651,722         --      400,000    1,400,000           --  $2,565     $  --

Net income for the three months
 ended March 31, 1994.......................          --         --           --           --           --      --        --

Stock options exercised.....................      55,279         --           --           --           --       6        --

Treasury stock, at cost.....................     (25,016)    25,016           --           --           --      --      (788)

Proceeds from issuance of $2.625
 Convertible Preferred Stock................          --         --           --           --    2,760,000      --        --

Dividends declared on Common Stock..........          --         --           --           --           --      --        --

Dividends declared on 7.25%
 Convertible Preferred Stock................          --         --           --           --           --      --        --

Dividends declared on $2.28
 Cumulative Preferred Stock.................          --         --           --           --           --      --        --

Dividends declared on $2.625
 Convertible Preferred Stock...............           --         --           --           --           --      --        --
                                              ----------     ------      -------    ---------    ---------  ------    ------

Balance, at March 31, 1994.................   25,681,985     25,016      400,000    1,400,000    2,760,000  $2,571    $ (788)
                                              ==========     ======      =======    =========    =========  ======    ======

                                                 7.25%        $2.28       $2.625                   Notes                  Total
                                              Convertible   Cumulative  Convertible  Additional  Receivable               Stock-
                                               Preferred    Preferred    Preferred    Paid-In     from Key    Retained   holders'
                                                 Stock        Stock        Stock      Capital    Employees    Earnings    Equity
                                              -----------   ----------  -----------  ----------  ----------   --------   --------
Balance at December 31, 1993................        $  40        $ 140      $   --    $204,176     $(1,985)   $107,933   $312,869

Net income for the three months
 ended March 31, 1994.......................           --           --          --          --          --       1,011      1,011

Stock options exercised.....................           --           --          --         492        (282)         --        216

Treasury stock, at cost.....................           --           --          --          --         788          --         --

Proceeds from issuance of $2.625
 Convertible Preferred Stock................           --           --         276     132,742          --          --    133,018

Dividends declared on Common Stock..........           --           --          --          --          --      (1,284)    (1,284)

Dividends declared on 7.25%
 Convertible Preferred Stock................           --           --          --          --          --        (725)      (725)

Dividends declared on $2.28
 Cumulative Preferred Stock.................           --           --          --          --          --        (798)      (798)

Dividends declared on $2.625
 Convertible Preferred Stock...............            --           --          --          --          --      (1,592)    (1,592)
                                                    -----        -----      ------    --------     -------    --------   --------

Balance, at March 31, 1994.................         $  40        $ 140      $  276    $337,410     $(1,479)   $104,545   $442,715
                                                    =====        =====      ======    ========     =======    ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.
  The interim consolidated financial statements as of March 31, 1994 and for the quarters ended March 31, 1994 and 1993 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1994.

  Earnings Per Share of Common Stock
  -----------------------------------

  Earnings per share of common stock is computed by dividing the net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared and attributable to the corresponding period on the 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock. The computation of fully diluted earnings per share of common stock for the quarters ended March 31, 1994 and 1993 was antidilutive, therefore, only primary earnings per share of common stock is presented.

  Supplementary Cash Flow Information
  ------------------------------------

  Interest paid was $8.4 million and $3.0 million, respectively, for the quarters ended March 31, 1994 and 1993.

  Income taxes paid were approximately $15,000 during the quarter ended March 31, 1994. No income taxes were paid during the quarter ended March 31, 1993.

  Financing Activities
  --------------------

  On November 12, 1993, the Company's Registration Statement with the Securities and Exchange Commission (the "Registration") on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. On February 28, 1994, the Company closed the sale of, pursuant to the Registration, 2,760,000 shares of $2.625 Convertible Preferred Stock for net proceeds of $133.5 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility to acquire Mountain Gas Resources, Inc. ("Mountain Gas") and the Black Lake gas processing plant and related reserves ("Black Lake").

  Treasury Stock
  --------------

  During July 1990, the Company loaned Bill M. Sanderson, President, Chief Operating Officer and a Director $748,000 to purchase 294,524 shares of Common Stock in the Company. In February 1994, the loan and all accrued interest was repaid in full by Mr. Sanderson who surrendered 25,016 shares of the Company's Common Stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price.

  Legal Proceedings
  -----------------

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

  The Company believes that it has meritorious defenses to the claims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery. The underwriters of the Company's general liability insurance policy have indicated preliminarily that the Company's policy appears to cover the types of claims that have been asserted, subject to the underwriters' right to deny coverage based upon, among other things, final determination of causation and the exact nature of the damages.

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

    Katy

  Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility ("Katy"). The County Court appointed panels of Special Commissioners that have awarded compensation to the owners whose rights were condemned. Certain of the land and mineral owners are seeking in County Court a declaration that Storage does not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. The Company believes that the outcome of such proceedings will not materially affect operation of Katy. The likelihood of any particular result, however, cannot be determined because the condemnation law under which the proceedings are being brought has never been interpreted by the courts.

  The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

  ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

  General
  -------

  The Company owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and NGLs. Its gathering systems, processing and storage facilities are located in major gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States.

  The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the quarters ended March 31, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the presentation used in 1994. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

                                             Quarter Ended
                                               March 31,
                                          --------------------   Percent
                                             1994       1993     Change
                                          ----------  --------  --------
  FINANCIAL RESULTS
    ($000S, EXCEPT PER SHARE AMOUNTS):
  Revenues..............................   $275,704   $193,478     42.5
  Gross profit..........................     17,711     24,022    (26.3)
  Net income............................      1,011     10,116    (90.0)
  Earnings per share of common stock....       (.05)       .34       --
  Net cash provided by operating
    activities..........................     22,119     47,618    (53.5)

  OPERATING DATA:
  Average gas sales (MMcf/D)............    1,002.1      553.6     81.0
  Average NGL sales (MGal/D)............    3,052.7    2,781.2      9.8
  Average gas prices ($/Mcf)............   $   2.12   $   1.96      8.2
  Average NGL prices ($/Gal)............   $    .26   $    .35    (25.7)

  Quarter ended March 31, 1994 compared to quarter ended March 31, 1993.
  ----------------------------------------------------------------------

  Net income and net cash provided by operating activities decreased $9.1 million and $25.5 million, respectively, for the quarter ended March 31, 1994 compared to the same period in 1993.

  Revenues from the sale of residue gas increased $93.3 million for the quarter ended March 31, 1994 compared to the same period in 1993 due to an increase in residue gas prices of $.16 per Mcf and an increase in sales volumes of approximately 450 MMcf per day. The increase in average gas prices was primarily due to higher spot prices in the Midwest and East Coast markets.
  The Rocky Mountain
  and West Texas markets, in which many of the Company's facilities are located, did not experience the same level of price increases, and the Company's gas prices were also somewhat limited by the Company's natural gas hedge positions. Of the volume increase, approximately 350 MMcf per day is attributable to an increase in the sale of residue gas purchased from third parties, primarily due to the acquisition of the assets of Citizens National Gas Company. The remaining volume increase is the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions in 1993, new well connect activity and consolidations with smaller gathering systems.

  Revenues from the sale of NGLs decreased $14.8 million for the quarter ended March 31, 1994 compared to the same period in 1993 due to a $.09 per gallon decrease in the price of NGLs somewhat offset by an increase in NGL sales volumes of approximately 275 MGal per day. Of the volume increase, approximately 110 MGal per day is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is primarily attributable to the 1993 acquisitions of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems. This increased was somewhat offset by the unfavorable economics of ethane and propane extraction and by limited NGL volumes at the Granger facility resulting primarily from the December 1993 fire.

  Other revenue remained relatively constant for the quarter ended March 31, 1994 compared to the same period in 1993, as insurance proceeds of approximately $1.7 million from the December 1993 fire at the Granger facility partially offset a gain of approximately $2.6 million from the terminiation of certain interest rate swap agreements.

  Historically, product purchases as a percentage of residue gas and NGL sales
  from the Company's plant production approximated 70%.   Product purchases as a
  percentage of residue gas and NGL sales from third-party purchases is substantially higher and approximates 95%. The increase in the Company's combined percentage is primarily due to a significantly larger increase in the sales volume of products purchased from third parties compared to the sales volume sold from the Company's facilities. As a result, total product purchases as a percentage of residue gas and NGL sales increased approximately 5% to 85% for the quarter ended March 31, 1994 compared to the same period in 1993.

  Plant operating expense increased $3.3 million for the quarter ended March 31, 1994 compared to the same period in 1993 primarily due to the Mountain Gas and Black Lake acquisitions.

  Depreciation, depletion and amortization expense increased $9.3 million for the quarter ended March 31, 1994 compared to the same period in 1993 due primarily to the Mountain Gas and Black Lake acquisitions and Katy, which commenced operations in January 1994.

  Interest expense increased $5.8 million for the quarter ended March 31, 1994 compared to the same period in 1993 primarily due to additional borrowings related to the Mountain Gas and Black Lake acquisitions and the construction of Katy and the recognition of an approximate $320,000 loss on an interest rate swap agreement (an additional $684,000 loss related to this agreement is included in other revenues).

  Liquidity and Capital Resources

  The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by operating activities has been primarily affected by product prices, the Company's success in increasing the number and efficiency of its facilities, the volumes of natural gas processed by such facilities and the margin on third party residue gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

  For the quarter ended March 31, 1994, the Company's total sources of funds aggregated $156.7 million and was comprised of net proceeds from the issuance of the $2.625 Convertible Preferred Stock of $133.0 million, net cash provided by operating activities of $22.1 million, net proceeds received from the disposition of property and equipment of $1.4 million and net proceeds
  received from the exercise of common stock options of $210,000.   During the
  same period, the Company's use of such funds aggregated $156.5 million which were used primarily to make payments of $134.3 million under its revolving credit facility, to make capital investments of $19.4 million, to pay dividends to holders of 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock of $1.5 million and to pay dividends to holders of Common Stock of $1.3 million.

  On November 12, 1993, the Company's Registration on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. On February 28, 1994, the Company closed the sale of, pursuant to the Registration, 2,760,000 shares of $2.625 Convertible Preferred Stock for net proceeds of $133.5 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility in the Mountain Gas and Black Lake acquisitions.

  An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods of favorable prices. At March 31, 1994, the Company held in storage approximately 16.2 million gallons of NGLs at an average cost of $.30 per gallon and approximately 3.0 Bcf of residue gas at an average cost of $1.48 per Mcf ($1.36 per MMbtu).

  From time to time, the Company contracts on the futures market for the purchase and/or sale of stored residue gas and NGL products as a hedge against price changes. At March 31, 1994, 42 net contracts (10,000 MMbtus per contract) for the sale of residue gas in May 1994 through March 1995 at prices ranging from $1.885 per Mcf to $2.56 per Mcf were outstanding. At March 31, 1994, no such contracts for NGLs were outstanding.

     Capital Investment Program

  The Company has substantially completed the construction of Katy. Lease acquisition and construction costs incurred through March 31, 1994, including pad gas, approximated $90 million, excluding capitalized pre-operating costs. Katy commenced operations in January 1994 and the Company will inject working gas until the third quarter of 1994 after which time withdrawals are expected to begin for the 1994-1995 winter heating season. The complex consists of a partially depleted natural gas reservoir with over 17 Bcf of working gas and the capability to deliver up to 400 MMcf/D of natural gas as well as a pipeline header system currently connecting seven pipelines with plans to connect six additional pipelines.

     Financing Facilities

  REVOLVING CREDIT FACILITY. The Company's Variable Rate Revolving Credit Facility, with a syndicate of eight banks, provides for a maximum borrowing of $400 million, of which $212.7 million was outstanding at March 31, 1994. If the facility is not renewed, on August 31, 1996 any outstanding balance thereunder converts to a four-year term during which such balance will be repaid in equal quarterly installments. At the Company's option, the Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate or at the agent bank's prime rate. The interest rate spreads were adjusted based on the Company's earnings ratio (earnings before interest and taxes divided by interest expense). At March 31, 1994, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 4.35% at March 31, 1994.

  The Company pays a commitment fee on the unused commitment of .25% if the earnings ratio is greater than or equal to 4.5 to 1.0 or .375% if the ratio is less than 4.5 to 1.0. For the quarter ended

  March 31, 1994, the Company's earnings ratio was approximately 2.83 to 1.0.

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

  The Term Loan Facility and Revolving Credit Facility are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the agreement), a tangible net worth of at least $247 million, a debt to capitalization ratio of no more than 65% through March 31, 1994, 60% from April 1, 1994 through October 31, 1995 and 55% thereafter and an earnings ratio of not less than 2.0 to 1.0. The Company is prohibited from declaring or paying dividends that exceed the sum of $25 million plus 50% of consolidated net income earned after March 31, 1993 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1993. At March 31, 1994, this threshold amounted to $93.4 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice.

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

  COVENANT COMPLIANCE. At March 31, 1994, the Company was not in compliance with its current ratio covenant under its Revolving Credit and Term Loan Facilities. The Company has requested waivers from its banks and anticipates no difficulty in receiving such waivers. The Company is in compliance with all other debt covenants.

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


                                                                                       Average for Quarter Ended
                                                                                            March 31, 1994
                                                                              ------------------------------------------
                                                   Gas           Gas
                                                Gathering     Throughput         Gas             Gas             NGL
                                  Year Placed    Systems       Capacity       Throughput      Production      Production
        Facility(1)                In Service    Miles(2)     (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
- - ----------------------------      -----------   ---------     -----------     -----------     -----------    -----------
SOUTHERN REGION:
 Texas
   Midkiff and Benedum..........     1955          1,919            135           114.8            75.1          744.5
   Giddings Gathering System....     1979            622             80            75.8            65.5          127.0
   Edgewood(5)..................     1964             85             65            33.9            15.5           79.5
   Perkins and Noel.............     1975          2,530             55            22.7            12.6          147.7
   Walnut Bend..................     1978            402              8             3.2             1.1           18.9
   Katy(7)......................     1994             --             --              --              --             --
MID-CONTINENT REGION:
 Louisiana
   Black Lake(8)................     1966             55            180            80.2            62.4          117.7
   Toca(6)(9)...................     1958             --            160           108.3              --           63.8
   Sligo(6)(9)(10)..............     1961              8             70            36.6              --           28.5
   Pointe a la Hache(6)(15).....     1962             --             20              --              --             --
   Cox Bay(6)(15)...............     1962             --             20              --              --             --
 Oklahoma
   Chaney Dell/Lamont...........     1966          1,985            158            96.7            66.0          324.7
   Westana......................     1986            228             37            60.8            55.4           53.2
ROCKY MOUNTAIN REGION:
 Wyoming
   Granger(9)(11)...............     1987            206            230           142.6           137.9           69.6
   Red Desert(11)...............     1979            102             40            34.5            30.9           50.2
   Lincoln Road.................     1988            144             50            49.5            45.4           45.7
   Hilight Complex(9)(12).......     1969            589             80            27.8            20.8           40.4
   Amos Draw....................     1983             79             30             6.3             4.9           20.5
   Kitty(9).....................     1969            225             17             6.5             4.3           35.1
   Newcastle(9).................     1981            141              5             2.3             1.6           17.8
   Reno Junction(13)............     1991             --             --              --              --           25.1
 New Mexico
   San Juan River(5)............     1955            122             60            24.3            20.8             .5

 North Dakota
   Williston(5)(9)(14)..........     1981            381             --            12.0             9.1           31.6
   Temple(5)....................     1984             65              7             3.2             1.9           10.2
   Teddy Roosevelt(5)(9)(14)....     1979            236             --             2.0             1.1            8.4
   Alexander Gathering System(17)    1984             96             --             1.4             1.0            6.0
 Utah
   Four Corners.................     1988             95             15             4.8             4.0           11.1
 Montana
   Baker(5)(9)..................     1981              8              3             1.6             1.0           11.2
                                                  ------          -----           -----           -----        -------

     Total......................                  10,323          1,525           951.8           638.3        2,138.9
                                                  ======          =====           =====           =====        =======

- - -------------
 Footnotes on following page

  (1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (77%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%); Newcastle (50%) and Walnut Bend (67%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
  (2) Gas gathering systems miles and gas throughput capacity are as of March 31, 1994.
  (3)   Aggregate wellhead natural gas volumes collected by a gathering system.
  (4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
  (5) Sour gas facility (capable of processing gas containing hydrogen sulfide).
  (6)   Straddle plant.
  (7)   Operations commenced in January 1994.
  (8)   Acquired in the Black Lake acquisition.
  (9)   Fractionation facility (capable of fractionating raw NGLs).
  (10)  The Company expects to close the sale of this facility on May 31, 1994.
  (11)  Acquired in the Mountain Gas acquisition.
  (12) Includes production volumes from the Hartzog and Spearhead Ranch facilities.
  (13) NGL production represents conversion of third-party feedstock to iso-butane.
  (14) Processing facility was shut-in during August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.
  (15)  Temporarily shut-in during 1993.

                        PART II -- OTHER INFORMATION


  Item 1.  Legal Proceedings
           -----------------

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

  The Company believes that it has meritorious defenses to the claims and intends to defend vigorously against any such claims. The Company is currently conducting extensive pre-trial discovery. The underwriters of the Company's general liability insurance policy have indicated preliminarily that the Company's policy appears to cover the types of claims that have been asserted, subject to the underwriters' right to deny coverage based upon, among other things, final determination of causation and the exact nature of the damages.

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

    Katy

  Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility ("Katy"). The County Court appointed panels of Special Commissioners that have awarded compensation to the owners whose rights were condemned. Certain of the land and mineral owners are seeking in County Court a declaration that Storage does not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. The Company believes that the outcome of such proceedings will not materially affect operation of Katy. The likelihood of any particular result, however, cannot be determined because the condemnation law under which the proceedings are being brought has never been interpreted by the courts.

  The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

  (a)  Exhibits:

       None.


  (b)  Reports on Form 8-K:

       A report on Form 8-K was filed on January 31, 1994 to notify the Securities and Exchange Commission (the "Commission") and the Company's stockholders of a lawsuit filed by the Company against Washington Energy Exploration, Inc. seeking the payment of certain outstanding receivables and a declaratory judgment that a gathering agreement is in full force and effect.

       A report on Form 8-K was filed on February 10, 1994 to notify the Commission and the Company's stockholders of the Company's financial and operating results for the year and quarter ended December 31, 1993 as well as provide and update on certain outstanding litigation.

       A report on Form 8-K was filed on February 24, 1994 to provide the Commission and the Company's stockholders with the Certificate of Designation of the $2.65 Cumulative Convertible Preferred Stock of the Company.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WESTERN GAS RESOURCES, INC.
                                   ---------------------------
                                   Registrant


  Date:  May 13, 1994              By: /s/ BILL M. SANDERSON
                                       -------------------------
                                       Bill M. Sanderson
                                       President and Chief
                                       Operating Officer


  Date:  May 13, 1994              By: /s/ WILLIAM J. KRYSIAK
                                       -----------------------
                                       William J. Krysiak
                                       Vice President - Controller
                                       (Principal Financial and
                                       Accounting Officer)