Form 10-Q
period 1994-06-30
WESTERN GAS RESOURCES INC
filed 1994-08-15
CIK 856716

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1994

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                         Commission file number 1-10389
                                                -------

                          WESTERN GAS RESOURCES, INC.
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           84-1127613
- - -------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                           Identification No.)

12200 N. Pecos Street, Denver, Colorado                       80234-3439
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (303) 452-5603
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     No Changes
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

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

As of August 1, 1994, there were 25,697,352 shares of the Registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 25 of all exhibits filed as a part of this report.

                                    1 of 26

                          WESTERN GAS RESOURCES, INC.

                              INDEX TO FORM 10-Q
                              ------------------

PART I - Financial Information                                     Page
- - ------------------------------                                     ----
  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheet -
            June 30, 1994 and December 31, 1993............           3

            Consolidated Statement of Cash Flows -
            Six months ended June 30, 1994 and 1993........           5

            Consolidated Statement of Operations -
            Quarters and six months ended
            June 30, 1994 and 1993.........................           7

            Consolidated Statement of Changes in
            Stockholders' Equity - Six months ended
            June 30, 1994..................................           8

            Notes to Consolidated Financial Statements.....           9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............          13

PART II - Other Information
- - ---------------------------

  Item 1.   Legal Proceedings..............................          22

  Item 6.   Exhibits and Reports on Form 8-K...............          25

Signatures  ...............................................          26

                        PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET
                                    ($000s)

                                            June 30,    December 31,
                 ASSETS                       1994          1993
                 ------                    -----------  -------------
                                           (Unaudited)

Current assets:
  Cash...................................  $   18,693     $    4,666
  Trade accounts receivable, net.........     110,407        142,336
  Product inventory......................      42,170         20,850
  Parts inventory........................       2,531          2,161
  Other..................................       3,392          1,544
                                           ----------     ----------

    Total current assets.................     177,193        171,557
                                           ----------     ----------

Property and equipment, at cost:
  Gas gathering, processing, storage
    and transmission.....................     809,737        684,964
  Oil and gas properties and
    equipment............................     141,712        134,638
  Construction in progress...............      63,082        148,918
                                           ----------     ----------
                                            1,014,531        968,520
  Less:  Accumulated depreciation,
   depletion and amortization............    (151,837)      (123,351)
                                           ----------     ----------

    Total property and equipment, net....     862,694        845,169
                                           ----------     ----------

Other assets:
  Gas purchase contracts (net of
    accumulated amortization of $12,858
    and $10,756, respectively)...........      35,454         37,556
  Other..................................      45,826         60,466
                                           ----------     ----------

    Total other assets...................      81,280         98,022
                                           ----------     ----------

Total assets.............................  $1,121,167     $1,114,748
                                           ==========     ==========



                        - Continued on following page -

                          WESTERN GAS RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET
                         ($000s, except share amounts)

                        - Continued from previous page -

                                                 June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1994          1993
- - ------------------------------------           -----------  -------------
                                                (Unaudited)
Current liabilities:
  Accounts payable............................  $  138,871     $  160,956
  Accrued expenses............................      18,043         17,667
  Dividends payable...........................       3,894          2,080
  Income taxes payable........................         311              -
                                                ----------     ----------

    Total current liabilities.................     161,119        180,703

Long-term debt................................     448,000        547,000
Deferred income taxes payable.................      66,850         66,481
Other long-term liabilities...................       7,097          7,695
                                                ----------     ----------

    Total liabilities.........................     683,066        801,879
                                                ----------     ----------

Commitments and contingent liabilities

Stockholders' equity:
  Common stock, par value $.10;
    100,000,000 shares authorized;
    25,695,957 and 25,651,722 shares
    issued and outstanding, respectively......       2,572          2,565
  Treasury stock, at cost, 25,016
    and no shares in treasury, respectively,..        (788)             -
  Preferred Stock; 10,000,000 shares
    authorized:
    $2.625 cumulative convertible preferred
      stock, par value $.10; 2,760,000 and
      no shares issued and outstanding,
      respectively ($138,000 aggregate
      liquidation preference).................         276              -
    $2.28 cumulative preferred stock,
      par value $.10; 1,400,000 shares
      issued and outstanding ($35,000
      aggregate liquidation preference).......         140            140
    7.25% cumulative senior perpetual
      convertible preferred stock, par
      value $.10; 400,000 shares issued
      and outstanding ($40,000 aggregate
      liquidation preference).................          40             40
  Additional paid-in capital..................     337,233        204,176
  Notes receivable from key employees
    secured by common stock...................      (1,479)        (1,985)
  Retained earnings...........................     100,107        107,933
                                                ----------     ----------

    Total stockholders' equity................     438,101        312,869
                                                ----------     ----------

Total liabilities and stockholders'
  equity......................................  $1,121,167     $1,114,748
                                                ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    ($000s)

                                                 Six Months
                                               Ended June 30,
                                            --------------------
                                              1994       1993
                                            ---------  ---------

Reconciliation of net income to net cash
- - ----------------------------------------
  provided by operating activities
  --------------------------------

Net income................................  $  1,192    $18,580
Add income items that do not affect
   working capital:
      Depreciation, depletion and
         amortization.....................    32,584     14,999
      Deferred income taxes...............       368      3,282
      Other non-cash items................      (394)       638
                                            --------    -------

                                              33,750     37,499
                                            --------    -------
Adjustments to working capital
   to arrive at net cash provided
   by operating activities:
      Decrease in trade accounts
         receivable.......................    31,929     22,270
      (Increase) decrease in product
         inventory........................   (21,320)       380
      (Increase) decrease in parts
         inventory........................      (370)       193
      Increase in other current assets....    (1,848)    (1,424)
      Increase in other assets and
         liabilities, net.................      (262)    (3,106)
      Increase (decrease) in accounts
         payable..........................   (22,085)     6,943
      Increase in accrued expense.........       376      4,262
      Increase in income taxes payable....       311        487
                                            --------    -------

Total adjustments.........................   (13,269)    30,005
                                            --------    -------

      Net cash provided by operating
         activities.......................  $ 20,481    $67,504
                                            ========    =======



                        - Continued on following page -

                           WESTERN GAS RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    ($000s)

                        - Continued from previous page -

                                              Six Months
                                            Ended June 30,
                                         --------------------
                                           1994       1993
                                         ---------  ---------

Net cash provided by operating
   activities..........................  $ 20,481   $ 67,504
                                         --------   --------
Cash flows from investing activities:
   Payments for business acquisitions..      (163)    (1,729)
   Payments for additions to property
      and equipment....................   (42,806)   (60,137)
   Dispositions of property and
      equipment........................    10,458        224
   Contributions to equity investments.      (797)       (92)
                                         --------   --------

      Net cash used in investing
         activities....................   (33,308)   (61,734)
                                         --------   --------

Cash flows from financing activities:
   Proceeds from issuance of
      preferred stock..................   132,731          -
   Proceeds from exercise of common
      stock options....................       609        687
   Notes receivable from key employees
      secured by common stock, net.....       506       (461)
   Acquisition of treasury stock.......      (788)         -
   Net payments under revolving credit
      facility.........................   (99,000)    (5,000)
   Dividends paid to holders of common
      stock............................    (2,568)    (2,555)
   Dividends paid to holders of
      preferred stock..................    (4,636)    (2,620)
                                         --------   --------

      Net cash provided by (used in)
         financing activities..........    26,854     (9,949)
                                         --------   --------

Net increase (decrease) in cash........    14,027     (4,179)

Cash at beginning of period............     4,666     13,160
                                         --------   --------

Cash at end of period..................  $ 18,693   $  8,981
                                         ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  ($000s, except share and per share amounts)

                                      Three Months                Six Months
                                     Ended June 30,             Ended June 30,
                                -------------------------  -------------------------
                                    1994         1993          1994         1993
                                ------------  -----------  ------------  -----------

Revenues:
  Sale of residue gas..........  $   157,897   $    85,702  $   349,271   $   183,789
  Sale of natural gas liquids         75,702        80,892      148,539       168,554
  Processing and transportation
     revenues..................        8,342         4,929       15,620         9,651
  Other, net...................        2,529         2,323        6,744         5,330
                                 -----------   -----------  -----------   -----------

     Total revenues............      244,470       173,846      520,174       367,324
                                 -----------   -----------  -----------   -----------

Costs and expenses:
  Product purchases............      195,779       130,757      419,459       279,179
  Plant operating expense......       15,615        13,890       32,030        26,965
  Oil and gas exploration and
     production costs..........        1,148           558        2,420         1,188
  Selling and administrative
     expense...................        9,191         6,075       17,448        13,206
  Depreciation, depletion and
     amortization..............       15,958         7,670       32,584        14,999
  Interest expense.............        6,467         2,183       14,347         4,261
                                 -----------   -----------  -----------   -----------

     Total costs and expenses..      244,158       161,133      518,288       339,798
                                 -----------   -----------  -----------   -----------

Income before taxes............          312        12,713        1,886        27,526

Provision for income taxes:
  Current......................          135         2,806          326         5,664
  Deferred.....................           (4)        1,443          368         3,282
                                 -----------   -----------  -----------   -----------

                                         131         4,249          694         8,946
                                 -----------   -----------  -----------   -----------

Net income.....................  $       181   $     8,464  $     1,192   $    18,580
                                 ===========   ===========  ===========   ===========

Weighted average shares of
  common stock outstanding.....   25,690,658    25,603,045   25,689,183    25,585,097
                                 ===========   ===========  ===========   ===========

Earnings (loss) per share
  of common stock..............        $(.12)         $.27        $(.17)         $.61
                                 ===========   ===========  ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                  (Unaudited)
                         ($000s, except share amounts)

                                                      Shares of
                                                        7.25%
                                            Shares   Cumulative                 Shares of
                                              of       Senior      Shares of      $2.625
                                            Common    Perpetual      $2.28     Cumulative
                                Shares      Stock    Convertible   Cumulative  Convertible
                              of Common       in      Preferred    Preferred    Preferred    Common    Treasury
                                Stock      Treasury     Stock        Stock        Stock       Stock     Stock
                              ----------   --------  -----------   ----------  -----------  ---------  --------
Balance at December 31,
 1993......................   25,651,722          -      400,000    1,400,000            -     $2,565     $   -

Net income for the six
 months ended June 30,
 1994......................            -          -            -            -            -          -         -

Stock options exercised....       69,251          -            -            -            -          7         -

Treasury stock, at cost....      (25,016)    25,016            -            -            -          -      (788)

Issuance of $2.625
 Cumulative Convertible
 Preferred Stock...........            -          -            -            -    2,760,000          -         -

Dividends declared on
 Common Stock..............            -          -            -            -            -          -         -

Dividends declared on
 7.25% Cumulative Senior
 Perpetual Convertible
 Preferred Stock...........            -          -            -            -            -          -         -

Dividends declared on $2.28
  Cumulative Preferred
  Stock....................            -          -            -            -            -          -         -

Dividends declared on
 $2.625 Cumulative
 Convertible Preferred
 Stock.....................            -          -            -            -            -          -         -
                              ----------     ------      -------    ---------    ---------     ------     -----

Balance, at June 30, 1994..   25,695,957     25,016      400,000    1,400,000    2,760,000     $2,572     $(788)
                              ==========     ======      =======    =========    =========     ======     =====
                                7.25%
                             Cumulative
                               Senior                    $2.625
                              Perpetual      $2.28     Cumulative                 Notes                  Total
                             Convertible   Cumulative  Convertible  Additional  Receivable               Stock-
                              Preferred    Preferred    Preferred    Paid-In     from Key    Retained   holders'
                                Stock        Stock        Stock      Capital    Employees    Earnings    Equity
                             -----------   ----------  -----------  ----------  ----------   --------   --------
Balance at December 31,
 1993......................        $  40        $ 140       $    -    $204,176     $(1,985)  $107,933   $312,869

Net income for the six
 months ended June 30,
 1994......................            -            -            -           -           -      1,192      1,192

Stock options exercised....            -            -            -         602        (282)         -        327

Treasury stock, at cost....            -            -            -           -         788          -          -

Issuance of $2.625
 Cumulative Convertible
 Preferred Stock...........            -            -          276     132,455           -          -    132,731

Dividends declared on
 Common Stock..............            -            -            -           -           -     (2,569)    (2,569)

Dividends declared on
 7.25% Cumulative Senior
 Perpetual Convertible
 Preferred Stock...........            -            -            -           -           -     (1,450)    (1,450)

Dividends declared on $2.28
  Cumulative Preferred
  Stock....................            -            -            -           -           -     (1,596)    (1,596)

Dividends declared on
 $2.625 Cumulative
 Convertible Preferred
 Stock.....................            -            -            -           -           -     (3,403)    (3,403)
                                   -----        -----       ------    --------     -------   --------   --------

Balance, at June 30, 1994..        $  40        $ 140       $  276    $337,233     $(1,479)  $100,107   $438,101
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

                          WESTERN GAS RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1993. The interim consolidated financial statements as of June 30, 1994 and for the quarters and six months ended June 30, 1994 and 1993 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1994.

Earnings Per Share of Common Stock
- - -----------------------------------

Earnings per share of common stock is computed by dividing net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared and attributable to the corresponding periods on the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Cumulative Convertible Preferred Stock. The computation of fully diluted earnings per share of common stock for the quarters and six months ended June 30, 1994 and 1993 was antidilutive, therefore, only primary earnings per share of common stock is presented.

Supplementary Cash Flow Information
- - ------------------------------------

Interest paid for the six months ended June 30, 1994 and 1993 was approximately $14.8 million and $5.5 million, respectively.

Income taxes paid during the six months ended June 30, 1993 were approximately $4.1 million. No income taxes were paid during the six months ended June 30, 1994.

Financing Activities
- - --------------------

On November 12, 1993, the Company's Registration Statement with the Securities and Exchange Commission (the "Registration") on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. Pursuant to the Registration, on February 28, 1994, the Company sold 2,760,000 shares of $2.625 Convertible Preferred Stock for net proceeds of $132.7 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility to acquire Mountain Gas Resources, Inc. ("Mountain Gas") and the Black Lake gas processing plant and related reserves ("Black Lake").

Treasury Stock
- - --------------

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

Legal Proceedings
- - -----------------

  Edgewood

On January 16, 1991, problems at the Company's Edgewood Plant relating to both equipment that removes hydrogen sulfide from unprocessed natural gas and the monitoring equipment owned by the purchaser of the residue gas, Enserch Corporation, doing business as Lone Star Gas Company ("Lone Star"), allowed residue gas con-taining hydrogen sulfide to enter Lone Star's transmission line supplying residue gas to Emory, Texas.

The Company has been named as a co-defendant, along with Lone Star, in the following complaints relating to the incident: Gary Prather, et al. v. Enserch
- - -------------------------------
Corporation, et al., filed March 15, 1993, Barbara Rogers, et al., v. Enserch
- - -------------------                        ----------------------------------
Corporation, et al. filed March 16, 1993, Judy Silvey, et al. v. Enserch, et
- - -------------------                       ----------------------------------
al., filed May 13, 1993, Floyd Rogers, et al. v. Enserch, et al., filed May
- - ---                      ---------------------------------------
14, 1993, Blair Schamlain, et al. v. Enserch, et al., filed May 25, 1993,
- - ------------------------------------------
Betty Adair v. Enserch, et al., filed on July 14, 1993, Doris Hass v. Enserch
- - ------------------------------                          ---------------------
Corporation, et al., filed on December 17, 1993, Allie Ruth Harris v. Enserch
- - -------------------                              ----------------------------
Corporation, et al., filed on December 17, 1993, Sandra Parker, et al. v
- - -------------------                              -----------------------
Enserch Corporation, et al., filed on January 13, 1994, and Carma Brumit v.
- - ---------------------------                                 ---------------
Enserch, et al., filed on January 18, 1994.
- - ---------------

All the cases, which have subsequently been consolidated, were filed in the District Court, Rains County, Texas, 354th Judicial District, and make similar claims, asserting, among other things, that the defendants breached an implied warranty of merchantability, falsely represented that the residue gas was safe, were negligent and are liable under a strict liability theory. The plaintiffs have alleged a variety of respiratory and neurological illnesses and are seeking treble damages, exemplary damages and attorneys' fees. Prior to the filing of the complaints, the Company received demand letters from the plaintiffs that sought, in the aggregate, approximately $36 million. Damages claimed in the lawsuits are in excess of $13.5 million.

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

  Mountain Gas

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

On July 28, 1994, the Company and its wholly-owned subsidiary Mountain Gas filed a complaint in United States District Court, Denver, Colorado against Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Leveraged Equity Fund II, Inc., Morgan Stanley & Co., Incorporated and certain former directors and officers of Mountain Gas seeking money damages. The complaint alleges certain acts and omissions that violated federal and state securities laws by the defendants in connection with the Company's July 1993 purchase of the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. The acts and omissions set forth in the complaint relate primarily to defendants' failure to disclose adequately the nature and scope of the dispute between Mountain Gas and Washington Energy. In addition, the Company and Mountain Gas have raised fraud, misrepresentation and breach of contract claims against certain of the defendants.

  Katy

Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas, to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility and the related underground reservoir ("Katy"). The County Court appointed panels of Special Commissioners which awarded compensation to the owners whose rights were condemned. Condemnation awards are a capital cost of the Katy project.

A majority of the land and mineral owners involved in the condemnation proceedings appealed to County Court, seeking a declaration that Storage did not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special
Commissioners. In all but one of those appeals, the right to condemn issue has been resolved in favor of Storage although factual issues in individual cases remain open as to whether that right was exercised properly.

On August 10, 1994, in the only appeal in which the compensation issue has been determined, a jury awarded a landowner adjacent to the 82 acre site where the compression facilities are located a total of $214,000 for storage rights and damages to property not taken. The special commissioners has previously awarded this landowner a total of approximately $2,000. The Company does not believe that this jury verdict is representative of what will occur in subsequent trials, although there is no assurance of this. In addition, the Company believes that several reversible errors were committed at trial and it intends to appeal the award.

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

General
- - -------

The Company owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and NGLs. Its gathering systems, processing and storage facilities are located in major gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States.

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the quarters and six months ended June 30, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the presentation used in 1994. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

                                         Quarter Ended           Six Months Ended
                                            June 30,                      June 30,
                                  ----------------------------  ----------------------------
                                                          %                             %
                                    1994       1993    Change     1994       1993    Change
                                  ---------  --------  -------  ---------  --------  -------

Financial results ($000s
  except per share amounts):
Revenues........................  $244,470   $173,846    40.6   $520,174   $367,324    41.6
Gross profit....................    15,970     20,971   (23.8)    33,681     44,993   (25.1)
Net income......................       181      8,464   (97.9)     1,192     18,580   (93.6)
Earnings per share of common
   stock........................      (.12)       .27       -       (.17)       .61       -
Net cash provided by (used in)
  operating activities..........    (1,638)    19,886       -     20,481     67,504   (69.7)

Operating data:
Average gas sales (MMcf/D)......     956.4      456.2   109.6      979.1      504.6    94.0
Average NGL sales (MGal/D)......   2,988.1    2,669.4    11.9    2,999.0    2,725.0    10.1
Average gas prices ($/Mcf)......  $   1.81   $   2.02   (10.4)  $   1.97   $   1.97       -
Average NGL prices ($/Gal)......  $    .27   $    .33   (18.2)  $    .27   $    .34   (20.6)

Net income decreased $8.3 million and $17.4 million, respectively, and net cash provided by operating activities decreased $21.5 million and $47.0 million, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993. Overall, throughput and sales volumes at the Company's existing facilities have remained comparable to historical levels. The Company's decrease in net income and net cash provided by operating activities is primarily attributable to a decline in NGL and residue gas prices and higher interest and depreciation costs associated with Katy and the Company's 1993 acquisitions. In addition, no significant revenues from Katy are expected to offset the related interest, depreciation and operating costs until the upcoming winter heating season. The aforementioned items are discussed in further detail below.

Revenues from the sale of residue gas increased approximately $72.2 million for the quarter ended June 30, 1994 compared to the same period in 1993 due to an increase in sales volumes of approximately 500 MMcf per day. This volume increase was somewhat offset by a decrease in average residue gas sales prices of $.21 per Mcf. Of the volume increase, approximately 390 MMcf per day is attributable to an increase in the sale of residue gas purchased from third parties, primarily due to the acquisition of the assets of Citizens National Gas Company ("Citizens") in July 1993. The remaining volume increase is the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions, new well connect activity and consolidations with smaller gathering systems.

Revenues from the sale of residue gas increased approximately $165.5 million for the six months ended June 30, 1994 compared to the same period in 1993 due to an increase in sales volumes of approximately 475 MMcf per day. Average residue gas sales prices remained constant at $1.97 per Mcf for the six months ended June 30, 1994 when compared to the same period in 1993. Of the volume increase, approximately 370 MMcf per day is attributable to an increase in the sale of residue gas purchased from third parties, primarily due to the acquisition of the assets of Citizens. The remaining volume increase is the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions, new well connect activity and consolidations with smaller gathering systems.

Revenues from the sale of NGLs decreased approximately $5.2 million for the quarter ended June 30, 1994 compared to the same period in 1993 due to a $.06 per gallon decrease in the average NGL sales price. This price decrease offset an increase in NGL sales volumes of approximately 320 MGal per day. Of the volume increase, approximately 225 MGal per day is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is primarily attributable to the acquisition of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems.

Revenues from the sale of NGLs decreased approximately $20.0 million for the six months ended June 30, 1994 compared to the same period in 1993 due to a $.07 per gallon decrease in the average NGL sales price. This price decrease offset an increase in NGL sales volumes of approximately 275 MGal per day. Of the volume increase, approximately 170 MGal per day is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is primarily attributable to the acquisition of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems. This volume increase was somewhat offset by the unfavorable economics of ethane and propane extraction and by limited NGL volumes at the Granger facility resulting primarily from the December 1993 fire.

Processing and transportation revenues increased approximately $3.4 million and $6.0 million, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993 due to additional gathering revenue associated with the Company's

Granger gathering system acquired in the Mountain Gas acquisition in July
1993.

Historically, product purchases as a percentage of residue gas and NGL sales
from the Company's plant production approximates 70%.   Product purchases as a
percentage of residue gas and NGL sales from third-party purchases is substantially higher and approximates 95%. The increase in the Company's combined percentage is primarily due to a significantly larger increase in the sales volume of products purchased from third parties compared to the sales volume sold from the Company's facilities. As a result, total product purchases as a percentage of residue gas and NGL sales increased approximately 5% to 84% for the quarter and six months ended June 30, 1994 compared to the same periods in 1993.

Plant operating expense increased approximately $1.7 million and $5.1 million, respectively, for the quarter and six months ended June 30, 1994 compared to
the same periods in 1993.   This increase was primarily due to the additional
operating costs associated with three gas processing facilities acquired from Mountain Gas and Black Lake in July 1993, and Katy, which commenced operations in January 1994. This increase was somewhat offset by the Company's contribution of the Chester facility to the Westana joint venture in August 1993, the net operating results of which are reported in other revenue.

Selling and administrative expense increased approximately $3.1 million and $4.2 million, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993 primarily due to administrative expenses necessitated by the 1993 acquisitions and overall increased insurance expenditures.

Depreciation, depletion and amortization expense increased approximately $8.3 million and $17.6 million, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993. This increase is primarily due to the acquisition of Mountain Gas and Black Lake in July 1993 and Katy, which commenced operations in January 1994.

Interest expense increased approximately $4.3 million and $10.1 million, respectively, for the quarter and six months ended June 30, 1994 compared to the same periods in 1993, primarily due to additional borrowings related to the Mountain Gas and Black Lake acquisitions and completion of Katy, a related reduction in the amount of interest capitalized to the Katy project and an increase in the Company's variable borrowing rate.

Liquidity and Capital Resources
- - -------------------------------

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

For the six months ended June 30, 1994, the Company's total sources of funds aggregated $164.8 million and was comprised of net proceeds from the issuance of the $2.625 Convertible Preferred Stock of $132.7 million, net cash provided by operating activities of $20.5 million, net proceeds received from the disposition of property and equipment of $10.5 million (including an approximate $500,000 net loss on the sale of the Company's Sligo facility which closed in May 1994), net proceeds received from the exercise of common stock options of $609,000 and net repayment of notes receivable from key employees of $506,000. During the same period, the Company's use of such funds aggregated $150.8 million which were used primarily to make payments of $99.0 million under its revolving credit facility, to make capital investments of $43.8 million, to pay dividends to holders of 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock of $4.6 million, to pay dividends to holders of Common Stock of $2.6 million and to acquire treasury stock for $788,000.

On November 12, 1993, the Company's Registration Statement (the "Registration") on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provides for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock. Pursuant to the Registration, on February 28, 1994, the Company sold 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock for net proceeds of $132.7 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility in the Mountain Gas and Black Lake acquisitions. On July 26, 1994 the Company filed a Registration Statement on Form S-3 (Registration No. 33-54741) which provides for the sale of up to $138 million of debt securities and preferred stock. This Registration Statement has not been declared effective as of the date of this filing. The amount provided for in this filing, in addition to the unused portion of the previous filing, allows for the sale of up to a total of $200 million of debt securities and preferred stock and up to four million shares of common stock.

An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods of favorable prices. At June 30, 1994, the Company held in storage approximately
12.6 million gallons of NGLs at an average cost of $.27 per gallon and approximately 17.5 Bcf of residue gas (of which 14.2 Bcf is stored at Katy) at an average cost of $2.21 per Mcf ($1.96 per MMbtu).

From time to time, the Company contracts on the futures market for the purchase and/or sale of residue gas and NGL products as a hedge against price changes. At June 30, 1994, 1,057 net contracts (10,000 MMbtus per contract) for the sale of residue gas in August 1994 through July 1995 at prices ranging from $1.94 per Mcf to $2.56 per Mcf were outstanding. At June 30, 1994, no such contracts for NGLs were outstanding.

  Capital Investment Program

The Company anticipates spending approximately $90 million in 1994 for maintenance capital, new well connections, the completion of the Katy project and small consolidating acquisitions. Through June 30, 1994 approximately $43.8 million has been expended.

  Financing Facilities

Revolving Credit Facility. The Company's Variable Rate Revolving Credit Facility, with a syndicate of eight banks, provides for a maximum borrowing of $400 million, of which $248 million was outstanding at June 30, 1994. If the facility is not renewed, on August 31, 1996 any outstanding balance thereunder converts to a four-year term during which such balance will be repaid in equal quarterly installments. At the Company's option, the Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate or at the agent bank's prime rate. The interest rate spreads were adjusted based on the Company's earnings ratio (earnings before interest and taxes divided by interest expense). At June 30, 1994, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 6.0% at June 30, 1994.

The Company pays a commitment fee on the unused commitment of .25% if the earnings ratio is greater than or equal to 4.5 to 1.0 or .375% if the ratio is less than 4.5 to 1.0. For the six months ended June 30, 1994, the Company's earnings ratio was approximately 2.07 to 1.0.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively.

The Company's Revolving Credit and Term Loan Facilities are subject to certain mandatory prepayment terms. If funded debt of the Company exceeds four times the sum of the Company's last four quarters' cash flow (as defined in the agreement), the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.75 to 1.00 at December 31, 1994 and 3.50 to 1.00 at December 31, 1995. At June 30, 1994,
the Company's funded debt was $49.2 million (or, $30.5 million after the application of available cash) in excess of the limitations provided for in the loan agreement. The Company is negotiating an amendment to its Revolving Credit and Term Loan Facilities which is anticipated to be completed by August 31, 1994. Under the terms of the amended agreement, the Company will have additional availability under the mandatory prepayment limitation, and, repayment according to the foregoing schedule would not be required.

The Term Loan Facility and Revolving Credit Facility are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the agreement), a tangible net worth of at least $247 million, a debt to capitalization ratio of no more than 65% through March 31, 1994, 60% from April 1, 1994 through October 31, 1995 and 55% thereafter and an earnings ratio of not less than 2.0 to 1.0. The Company is prohibited from declaring or paying dividends that exceed the sum of $25 million plus 50% of consolidated net income earned after March 31, 1993 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1993. At June 30, 1994, this threshold amounted to $88.9 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice.

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

Covenant Compliance. At June 30, 1994, the Company was in compliance with all covenants.

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


                                                                                    Average for Six Months Ended
                                                                                           June 30, 1994
                                                                                  --------------------------------
                                                  Gas           Gas
                                               Gathering     Throughput         Gas             Gas             NGL
                                  Year Placed   Systems       Capacity       Throughput      Production      Production
     Facility(1)                  In Service   Miles(2)      (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)     (MGal/D)(4)
- - -------------------------         -----------  ---------     ----------      ----------      ----------      ----------
Southern Region:
 Texas
   Midkiff and Benedum............       1955      1,919            135           118.4            75.9           764.7
   Giddings Gathering System......       1979        628             80            75.6            65.8           118.8
   Edgewood(5)....................       1964         85             65            33.7            15.5            77.3
   Perkins and Noel...............       1975      2,534             55            22.8            12.2           148.3
   Walnut Bend....................       1978        402              8             3.6             1.6            20.5
   Katy(7)........................       1994          -              -               -               -               -
Mid-Continent Region:
 Louisiana
   Black Lake(8)..................       1966         55            180            77.7            57.7           131.4
   Toca(6)(9).....................       1958          -            160            97.1               -            62.8
   Pointe a la Hache(6)(14).......       1962          -             20               -               -               -
   Cox Bay(6)(14).................       1962          -             20               -               -               -
 Oklahoma
   Chaney Dell/Lamont.............       1966      1,994            158            96.7            70.8           317.2
   Westana........................       1986        239             37            63.3            57.5            54.2
Rocky Mountain Region:
 Wyoming
   Granger(9)(10).................       1987        216            230           146.1           139.5           115.4
   Red Desert(10).................       1979        102             40            33.2            30.0            47.1
   Lincoln Road...................       1988        144             50            49.4            45.8            44.4
   Hilight Complex(9)(11).........       1969        589             80            19.6            12.8            97.1
   Amos Draw......................       1983         79             30             6.1             4.9            19.9
   Kitty(9).......................       1969        225             17             7.0             4.6            37.0
   Newcastle(9)...................       1981        141              5             2.6             1.7            18.8
   Reno Junction(12)..............       1991          -              -               -               -            31.9
 New Mexico
   San Juan River(5)..............       1955        122             60            24.3            20.9              .4
 North Dakota
   Williston(5)(9)(13)............       1981        381              -            12.3             9.3            32.2
   Temple(5)......................       1984         65              7             3.1             2.0            10.1
   Teddy Roosevelt(5)(9)(13)......       1979        236              -             2.3             1.1             9.7
   Alexander Gathering System(13).       1984         96              -             1.2             1.0             5.6
 Utah
   Four Corners...................       1988         95             15             4.9             4.0            10.8
 Montana
   Baker(5)(9)....................       1981          8              3             1.5             1.0            11.2
                                                  ------          -----           -----           -----         -------

     Total........................                10,355          1,455           902.5           635.6         2,186.8
                                                  ======          =====           =====           =====         =======

- - -------------
Footnotes on following page

  (1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (76%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%); Newcastle (50%) and Walnut Bend (67%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
  (2) Gas gathering systems miles and gas throughput capacity are as of June 30, 1994.
  (3)  Aggregate wellhead natural gas volumes collected by a gathering system.
  (4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
  (5) Sour gas facility (capable of processing gas containing hydrogen sulfide).
  (6)  Straddle plant.
  (7)  Operations commenced in January 1994.
  (8)  Acquired in the Black Lake acquisition.
  (9)  Fractionation facility (capable of fractionating raw NGLs).
  (10) Acquired in the Mountain Gas acquisition.
  (11) Includes production volumes from the Hartzog and Spearhead Ranch facilities.
  (12) NGL production represents conversion of third-party feedstock to iso-butane.
  (13) Processing facility was shut-in during August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.
  (14) Temporarily shut-in during 1993.

                          PART II - OTHER INFORMATION


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

The Company has been named as a co-defendant, along with Lone Star, in the following complaints relating to the incident: Gary Prather, et al. v. Enserch
- - -------------------------------
Corporation, et al., filed March 15, 1993, Barbara Rogers, et al., v. Enserch
- - -------------------                        ----------------------------------
Corporation, et al. filed March 16, 1993, Judy Silvey, et al. v. Enserch, et
- - -------------------                       ----------------------------------
al., filed May 13, 1993, Floyd Rogers, et al. v. Enserch, et al., filed May
- - ---                      ---------------------------------------
14, 1993, Blair Schamlain, et al. v. Enserch, et al., filed May 25, 1993,
- - ------------------------------------------
Betty Adair v. Enserch, et al., filed on July 14, 1993, Doris Hass v. Enserch
- - ------------------------------                          ---------------------
Corporation, et al., filed on December 17, 1993, Allie Ruth Harris v. Enserch
- - -------------------                              ----------------------------
Corporation, et al., filed on December 17, 1993, Sandra Parker, et al. v
- - -------------------                              -----------------------
Enserch Corporation, et al., filed on January 13, 1994, and Carma Brumit v.
- - ---------------------------                                 ---------------
Enserch, et al., filed on January 18, 1994.
- - ---------------

All the cases, which have subsequently been consolidated, were filed in the District Court, Rains County, Texas, 354th Judicial District, and make similar claims, asserting, among other things, that the defendants breached an implied warranty of merchantability, falsely represented that the residue gas was safe, were negligent and are liable under a strict liability theory. The plaintiffs have alleged a variety of respiratory and neurological illnesses and are seeking treble damages, exemplary damages and attorneys' fees. Prior to the filing of the complaints, the Company received demand letters from the plaintiffs that sought, in the aggregate, approximately $36 million. Damages claimed in the lawsuits are in excess of $13.5 million.

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

  Mountain Gas

On December 6, 1993, Green River Gathering Company ("Green River") and Mountain Gas Resources, Inc. ("Mountain Gas") filed a complaint against Washington Energy Exploration, Inc. ("Washington Energy") in District Court in Arapahoe County, Colorado seeking the payment of certain outstanding receivables from Washington Energy and a declaratory judgment that the gathering agreement between Washington Energy and Green River is in full force and effect. Mountain Gas is a wholly-owned subsidiary of the Company and Green River is a partnership owned by the Company and Mountain Gas.
Washington Energy is the operator of wells producing approximately 33% of the natural gas transported through the Green River Gathering system to Mountain Gas' Granger facility.

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

On July 28, 1994, the Company and its wholly-owned subsidiary Mountain Gas filed a complaint in United States District Court, Denver, Colorado against Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Leveraged Equity Fund II, Inc., Morgan Stanley & Co., Incorporated and certain former directors and officers of Mountain Gas seeking money damages. The complaint alleges certain acts and omissions that violated federal and state securities laws by the defendants in connection with the Company's July 1993 purchase of the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. The acts and omissions set forth in the complaint relate primarily to defendants' failure to disclose adequately the nature and scope of the dispute between Mountain Gas and Washington Energy. In addition, the Company and Mountain Gas have raised fraud, misrepresentation and breach of contract claims against certain of the defendants.

  Katy

Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas, to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility and the related underground reservoir ("Katy"). The County Court appointed panels of Special Commissioners which awarded compensation to the owners whose rights were condemned. Condemnation awards are a capital cost of the Katy project.

A majority of the land and mineral owners involved in the condemnation proceedings appealed to County Court, seeking a declaration that Storage did not possess the right to condemn, or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. In all but one of those appeals, the right to condemn issue has been resolved in favor of Storage although factual issues in individual cases remain open as to whether that right was exercised properly.

On August 10, 1994, in the only appeal in which the compensation issue has been determined, a jury awarded a landowner adjacent to the 82 acre site where the compression facilities are located a total of $214,000 for storage rights and damages to property not taken. The Special Commissioners had previously awarded this landowner a total of approximately $2,000. The Company does not believe that this jury verdict is representative of what will occur in subsequent trials, although there is no assurance of this. In addition, the Company believes that several reversible errors were committed at trial and it intends to appeal the award.

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K
- - --------------------------------

(a)  Exhibits:

     None.


(b)  Reports on Form 8-K:

     None

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


                                  WESTERN GAS RESOURCES, INC.
                                  ---------------------------
                                  Registrant


Date:  August 12, 1994            By: /s/ BILL M. SANDERSON
                                      -------------------------
                                      Bill M. Sanderson
                                      President and Chief
                                      Operating Officer


Date:  August 12, 1994            By: /s/ WILLIAM J. KRYSIAK
                                      -----------------------
                                      William J. Krysiak
                                      Vice President - Controller
                                      (Principal Financial and
                                      Accounting Officer)