Form 10-Q
period 1994-09-30
WESTERN GAS RESOURCES INC
filed 1994-11-14
CIK 856716

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

                                      OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ TO _______

                        Commission file number 1-10389
                                               -------

                          WESTERN GAS RESOURCES, INC.
- - -------------------------------------------------------------------------------
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

As of November 1, 1994, there were 25,703,456 shares of the Registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 28 of all exhibits filied as a part of this report.

                                   1 of 138

                          WESTERN GAS RESOURCES, INC.

                              INDEX TO FORM 10-Q
                              ------------------


PART I - Financial Information                                            Page
- - ------------------------------                                            ----
  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheet -
            September 30, 1994 and December 31, 1993 ........                3

            Consolidated Statement of Cash Flows -
            Nine months ended September 30, 1994 and 1993 ...                5

            Consolidated Statement of Operations - Quarters
            and nine months ended September 30, 1994 and 1993                7

            Consolidated Statement of Changes in Stockholders'
            Equity - Nine months ended September 30, 1994 ...                8

            Notes to Consolidated Financial Statements ......                9

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............               14

PART II - Other Information
- - ---------------------------

  Item 1.   Legal Proceedings ...............................               24

  Item 5.   Other Events ....................................               27

  Item 6.   Exhibits and Reports on Form 8-K ................               28

Signatures    ...............................................               29

                        PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                                    ($000s)

                                           September 30,   December 31,
      ASSETS                                   1994           1993
      ------                               -------------   ------------
                                            (Unaudited)
Current assets:
  Cash................................        $   19,701     $    4,666
  Trade accounts receivable, net......           110,187        142,336
  Product inventory...................            49,860         20,850
  Parts inventory.....................             2,327          2,161
  Other...............................             2,867          1,544
                                              ----------     ----------

    Total current assets..............           184,942        171,557
                                              ----------     ----------

Property and equipment, at cost:
  Gas gathering, processing, storage
    and transmission..................           824,412        684,964
  Oil and gas properties and
    equipment.........................           142,429        134,638
  Construction in progress............            65,441        148,918
                                              ----------     ----------
                                               1,032,282        968,520
  Less:  Accumulated depreciation,
   depletion and amortization.........          (164,185)      (123,351)
                                              ----------     ----------

    Total property and equipment, net            868,097        845,169
                                              ----------     ----------

Other assets:
  Gas purchase contracts (net of
    accumulated amortization of $13,942
    and $10,756, respectively)........            34,670         37,556
  Other...............................            45,361         60,466
                                              ----------     ----------

    Total other assets................            80,031         98,022
                                              ----------     ----------

Total assets..........................        $1,133,070     $1,114,748
                                              ==========     ==========




                        - Continued on following page -

                          WESTERN GAS RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEET
                         ($000s, except share amounts)

                       - Continued from previous page -

                                             September 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994                1993
- - ------------------------------------         -------------        ------------
                                              (Unaudited)
Current liabilities:
  Accounts payable.................           $  129,759            $  160,956
  Short-term debt..................               75,000                    --
  Accrued expenses.................               18,961                17,667
  Dividends payable................                3,895                 2,080
  Income taxes payable.............                  854                    --
                                              ----------            ----------
    Total current liabilities......              228,469               180,703

Long-term debt.....................              393,400               547,000
Deferred income taxes payable......               67,857                66,481
Other long-term liabilities........                7,121                 7,695
                                              ----------            ----------

    Total liabilities..............              696,847               801,879
                                              ----------            ----------

Commitments and contingent liabilities

Stockholders' equity:
  Common stock, par value $.10;
    100,000,000 shares authorized;
    25,702,430 and 25,651,722 shares
    issued and outstanding, respectively           2,573                 2,565
  Treasury stock, at cost, 25,016 and no
    shares in treasury, respectively,               (788)                   --
  Preferred Stock; 10,000,000 shares
    authorized:
    $2.625 cumulative convertible preferred
      stock, par value $.10; 2,760,000 and
      no shares issued and outstanding,
      respectively ($138,000 aggregate
      liquidation preference)......                  276                    --
    $2.28 cumulative preferred stock,
      par value $.10; 1,400,000 shares
      issued and outstanding ($35,000
      aggregate liquidation preference)              140                   140
    7.25% cumulative senior perpetual
      convertible preferred stock, par
      value $.10; 400,000 shares issued
      and outstanding ($40,000 aggregate
      liquidation preference)......                   40                    40
  Additional paid-in capital.......              337,267               204,176
  Notes receivable from key employees
    secured by common stock........               (1,479)               (1,985)
  Retained earnings................               98,194               107,933
                                              ----------            ----------

    Total stockholders' equity.....              436,223               312,869
                                              ----------            ----------

Total liabilities and stockholders'
  equity...........................           $1,133,070            $1,114,748
                                              ==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    ($000s)

                                                           Nine Months
                                                       Ended September 30,
                                                     ----------------------
                                                        1994         1993
                                                     ---------    ---------
Reconciliation of net income to net cash
- - ----------------------------------------
  provided by operating activities
  --------------------------------
Net income...........................                 $  3,898     $ 28,314
Add income items that do not affect
  working capital:
     Depreciation, depletion and
        amortization.................                   46,823       28,439
     Deferred income taxes...........                    1,376        6,516
     Other non-cash items............                     (790)         414
                                                     ---------    ---------

                                                        51,307       63,683
                                                     ---------    ---------
Adjustments to working capital
  to arrive at net cash provided
  by operating activities:
     (Increase) decrease in trade
        accounts receivable..........                   32,149      (21,204)
     Increase in product inventory...                  (29,010)      (9,114)
     Increase in parts inventory.....                     (166)        (303)
     Increase in other current assets                   (1,323)        (242)
     Increase in other assets and
        liabilities, net.............                     (447)      (4,413)
     Increase (decrease) in accounts
        payable......................                  (31,197)      50,355
     Increase (decrease)in accrued
        expenses.....................                    1,287         (226)
     Increase in income taxes payable                      854           --
                                                     ---------    ---------

Total adjustments....................                  (27,853)      14,853
                                                     ---------    ---------

     Net cash provided by operating
        activities...................                $  23,454    $  78,536
                                                     =========    =========



                        - Continued on following page -

                          WESTERN GAS RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    ($000s)

                       - Continued from previous page -

                                                                Nine Months
                                                            Ended September 30,
                                                           ---------------------
                                                              1994      1993
                                                           ---------  ---------
Net cash provided by operating
   activities........................                      $  23,454  $  78,536
                                                           ---------  ---------
Cash flows from investing activities:
   Payments for business acquisitions                         (3,881)  (324,585)
   Payments for additions to property
      and equipment..................                        (58,368)   (72,273)
   Dispositions of property and
      equipment......................                         11,327     14,258
   Contributions to equity investments                           132       (300)
   Gas purchase contracts acquired...                           (300)   (27,476)
                                                           ---------  ---------

      Net cash used in investing
         activities..................                        (51,090)  (410,376)
                                                           ---------  ---------

Cash flows from financing activities:
   Proceeds from issuance of
      preferred stock................                        132,729         --
   Proceeds from exercise of common
      stock options..................                            646        806
   Notes receivable from key employees
      secured by common stock, net...                            506       (462)
   Acquisition of treasury stock.....                           (788)        --
   Proceeds from short-term
      borrowings.....................                         75,000         --
   Net borrowings (payments) under
      revolving credit facility......                       (153,600)   336,000
   Dividends paid to holders of common
      stock..........................                         (3,851)    (3,836)
   Dividends paid to holders of
      preferred stock................                         (7,971)    (4,143)
                                                           ---------  ---------

   Net cash provided by financing
      activities.....................                         42,671    328,365
                                                           ---------  ---------

   Net increase (decrease) in cash...                         15,035     (3,475)

   Cash at beginning of period.......                          4,666     13,160
                                                           ---------  ---------

   Cash at end of period.............                      $  19,701  $   9,685
                                                           =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  ($000s, except share and per share amounts)

                                               Three Months                 Nine Months
                                            Ended September 30,         Ended September 30,
                                          -----------------------     -----------------------
                                             1994          1993          1994         1993
                                          ----------   ----------     ----------   ----------

Revenues:
  Sale of residue gas.........            $  173,992   $  181,850     $  523,263   $  365,639
  Sale of natural gas liquids.                73,920       81,294        222,459      249,848
  Processing and transportation
     revenues.................                 8,861        8,116         24,856       17,767
  Other, net..................                 2,896        2,099          9,265        7,429
                                          ----------   ----------     ----------   ----------

     Total revenues...........               259,669      273,359        779,843      640,683
                                          ----------   ----------     ----------   ----------

Costs and expenses:
  Product purchases...........               208,346      218,343        627,805      497,522
  Plant operating expense.....                15,459       15,706         47,489       42,671
  Oil and gas exploration and
     production costs.........                   977          886          3,397        2,074
  Selling and administrative
     expense..................                 7,605        5,762         25,053       18,968
  Depreciation, depletion and
     amortization.............                14,239       13,440         46,823       28,439
  Interest expense............                 8,801        3,568         23,148        7,829
                                          ----------   ----------     ----------   ----------

     Total costs and expenses.               255,427      257,705        773,715      597,503
                                          ----------   ----------     ----------   ----------

Income before taxes...........                 4,242       15,654          6,128       43,180

Provision for income taxes:
  Current.....................                   529        2,686            854        8,350
  Deferred....................                 1,007        3,234          1,376        6,516
                                          ----------   ----------     ----------   ----------

                                               1,536        5,920          2,230       14,866
                                          ----------   ----------     ----------   ----------

Net income....................            $    2,706   $    9,734     $    3,898   $   28,314
                                          ==========   ==========     ==========   ==========

Weighted average shares of
  common stock outstanding....            25,699,084   25,623,242     25,692,483   25,597,812
                                          ==========   ==========     ==========   ==========

Earnings (loss) per share
  of common stock.............            $     (.02)  $      .32     $    (.19)   $      .93
                                          ==========   ==========     ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                  (Unaudited)
                         ($000s, except share amounts)



                                                                         Shares of
                                                                           7.25%
                                                                         Cumulative                Shares of
                                                                           Senior     Shares of     $2.625
                                                                          Perpetual     $2.28     Cumulative
                                               Shares       Shares of    Convertible  Cumulative  Convertible
                                              of Common    Common Stock   Preferred   Preferred    Preferred    Common     Treasury
                                                Stock      in Treasury      Stock       Stock       Stock        Stock      Stock
                                              ----------   -----------   -----------  ----------  -----------  ---------   --------
Balance at December 31, 1993................  25,651,722            --      400,000   1,400,000            --  $   2,565   $     --

Net income for the nine months
  ended September 30,1994...................          --            --           --          --            --         --         --

Stock options exercised.....................      75,724            --           --          --            --          8         --

Treasury stock, at cost.....................     (25,016)       25,016           --          --            --         --       (788)


Issuance of $2.625 Cumulative
  Convertible Preferred Stock...............          --            --           --          --     2,760,000         --         --

Dividends declared on Common Stock..........          --            --           --          --            --         --         --

Dividends declared on 7.25% Cumulative Senior
  Perpetual Convertible Preferred Stock.....          --            --           --          --            --         --         --

Dividends declared on $2.28
  Cumulative Preferred Stock................          --            --           --          --            --         --         --

Dividends declared on $2.625 Cumulative
  Convertible Preferred Stock...............          --            --           --          --            --         --         --
                                              ----------        ------      -------   ---------     ---------  ---------   --------
Balance at September 30, 1994...............  25,702,430        25,016      400,000   1,400,000     2,760,000  $   2,573   $   (788)
                                              ----------        ------      -------   ---------     ---------  ---------   --------


                                                 7.25%
                                               Cumulative
                                                 Senior                    $2.625
                                                Perpetual       $2.28     Cumulative                Notes                  Total
                                               Convertible    Cumulative  Convertible  Additional  Receivable               Stock-
                                                Preferred     Preferred    Preferred     Paid-In    from Key    Retained   holders'
                                                  Stock         Stock        Stock       Capital    Employees   Earnings    Equity
                                               -----------    ----------  -----------  ----------   ---------   --------   --------
Balance at December 31, 1993................      $   40        $  140      $    --     $ 204,176    $ (1,985)  $107,933   $312,869

Net income for the nine months
  ended September 30,1994...................          --            --           --            --          --      3,898      3,898

Stock options exercised.....................          --            --           --           636        (282)        --        362

Treasury stock, at cost.....................          --            --           --            --         788         --         --

Issuance of $2.625 Cumulative
  Convertible Preferred Stock...............          --            --          276       132,455          --         --    132,731

Dividends declared on Common Stock..........          --            --           --            --          --     (3,854)    (3,854)


Dividends declared on 7.25% Cumulative Senior
  Perpetual Convertible Preferred Stock.....          --            --           --            --          --     (2,175)    (2,175)


Dividends declared on $2.28
  Cumulative Preferred Stock................          --            --           --            --          --     (2,394)    (2,394)


Dividends declared on $2.625 Cumulative
  Convertible Preferred Stock...............          --            --           --            --          --     (5,214)   (5,214)
                                                  ------        ------      -------     ---------    --------   --------   --------
Balance at September 30, 1994...............      $   40        $  140      $   276     $ 337,267    $ (1,479)  $ 98,194   $436,223
                                                  ======        ======      =======     =========    ========   ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.
  The interim consolidated financial statements as of September 30, 1994 and for the quarters and nine months ended September 30, 1994 and 1993 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

  Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in 1994.

  Earnings Per Share of Common Stock
  -----------------------------------

  Earnings per share of common stock is computed by dividing net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared and attributable to the corresponding periods on the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Cumulative Convertible Preferred Stock. The computation of fully diluted earnings per share of common stock for the quarters and nine months ended September 30, 1994 and 1993 was antidilutive, therefore, only primary earnings per share of common stock is presented.

  Supplementary Cash Flow Information
  ------------------------------------

  Interest paid for the nine months ended September 30, 1994 and 1993 was approximately $23.2 million and $8.1 million, respectively.

  Income taxes paid during the nine months ended September 30, 1993 were approximately $7.1 million. No income taxes were paid during the nine months ended September 30, 1994.

  Financing Activities
  --------------------

  On November 12, 1993, the Company's Registration Statement with the Securities and Exchange Commission (the "Registration") on Form S-3 (Registration
  No. 33-66516) was declared effective. The Registration provided for the sale of up to $200 million of debt securities and preferred stock and up to 4 million shares of common stock. Pursuant to the Registration, on February 28, 1994, the Company sold 2,760,000 shares of $2.625 Convertible Preferred Stock for net proceeds of $132.7 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility to acquire Mountain Gas Resources, Inc. ("Mountain Gas") and the Black Lake gas processing plant and related reserves ("Black Lake"). On July 26, 1994 the Company filed a Registration Statement on Form S-3 (Registration No. 33-54741) which provides for the sale of up to $138 million of debt securities and preferred stock. This Registration Statement was declared effective on September 22, 1994. The amount provided for in this filing, in addition to the unused portion of the previous filing, allows for the sale of up to a total of $200 million of debt securities and preferred stock and up to four million shares of common stock.

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

  Subsequent Events
  -----------------

  The Company has given notice to the holder of all of the issued and outstanding shares of the Company's 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, with a liquidation preference of $40 million, that the Company will redeem all such shares on November 30, 1994 at an aggregate redemption price of $42 million plus accrued dividends. The holder has the right on or prior to such redemption date to convert the preferred stock into an aggregate of 2,090,000 shares of the Company's common stock. The Company is unable to predict whether redemption or conversion will occur.

  On October 27, 1994, under the terms of the Company's Master Shelf Agreement with the Prudential Life Insurance Company of America, the Company sold $25 million of 9.05% Senior Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Senior Notes due in a single payment on Octoer 27, 2004.

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

  In August 1994, in the only appeals in which the compensation issue has been determined, a jury awarded a landowner adjacent to the 82 acre site where the compression facilities are located a total of $214,000 and another jury awarded a landowner within 1,000 feet of the 82 acre site a total of $38,000, for storage rights and damages to property not taken. The Special Commissioners had previously awarded these landowners a total of approximately $2,000 and $600, respectively. The Company does not believe that these jury verdicts are representative of what will occur in subsequent trials, although there is no assurance of this. In addition, the Company believes that several reversible errors were committed at trial and it intends to appeal the awards.

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

  The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the quarters and nine months ended September 30, 1994 and 1993. Certain prior year amounts have been reclassified to conform to the presentation used in 1994. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this document.



                                              Quarter Ended                         Nine Months Ended
                                               September 30,                           September 30,
                                -------------------------------------   --------------------------------------
                                                                 %                                        %
                                   1994            1993        Change      1994            1993         Change
                                ----------      ----------    -------   ----------      ----------     -------
Financial results ($000s
  except per share amounts):
Revenues ....................   $ 259,669       $ 273,359        (5.0)   $ 779,843       $ 640,683        21.7
Gross profit ................      20,648          24,984       (17.4)      54,329          69,977       (22.4)
Net income ..................       2,706           9,734       (72.2)       3,898          28,314       (86.2)
Earnings (loss) per share of
  common stock ..............        (.02)            .32          --         (.19)            .93          --
Net cash provided by
  operating activities ......       2,973          11,032       (73.1)      23,454          78,536       (70.1)

Operating data:
Average gas sales (MMcf/D)...     1,158.7           923.5        25.5      1,039.6           645.8        61.0
Average NGL sales (MGal/D)...     2,773.4         2,930.0        (5.3)     2,922.9         2,794.1         4.6
Average gas prices ($/Mcf)...   $    1.63       $    2.03       (19.7)   $    1.84       $    2.00        (8.0)
Average NGL prices ($/Gal)...   $     .29       $     .30        (3.3)   $     .27       $     .32       (15.6)


Net income decreased $7.0 million and $24.4 million, respectively, and net cash provided by operating activities decreased $8.1 million and $55.1 million, respectively, for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993. Overall, throughput and sales volumes at the Company's facilities have remained comparable to historical levels. The Company's decrease in net income and net cash provided by operating activities is primarily attributable to a decline in NGL and residue gas prices and higher interest, selling and administrative and depreciation costs associated with the Company's 1993 acquisitions of Black Lake and Mountain Gas and the completion of construction of the Katy facility. In addition, no significant revenues from Katy are expected to offset the related interest, depreciation and operating costs until the upcoming winter heating season. The aforementioned items are discussed in further detail below.

Revenues from the sale of residue gas decreased approximately $7.9 million for the quarter ended September 30, 1994 compared to the same period in 1993 as a volume increase of approximately 235 MMcf per day was more than offset by a decrease in average residue gas sales prices of $.40 per Mcf. The volume increase is primarily attributable to an increase in the sale of residue gas purchased from third parties.

Revenues from the sale of residue gas increased approximately $157.6 million for the nine months ended September 30, 1994 compared to the same period in 1993 due to an increase in sales volumes of approximately 395 MMcf per day, which was somewhat offset by an average residue gas sales price decrease of $.16 per Mcf. The volume increase is primarily attributable to an increase in the sale of residue gas purchased from third parties, primarily due to the acquisition of the assets of Citizens National Gas Company in the third quarter of 1993.

Revenues from the sale of NGLs decreased approximately $7.4 million for the quarter ended September 30, 1994 compared to the same period in 1993 due to a decrease in NGL sales volumes of approximately 160 MGal per day and a $.01 per gallon decrease in the average NGL sales price. Of the volume decrease, approximately 70 MGal per day is attributable to a decrease in the sale of NGLs purchased from third parties. The remaining volume decrease is primarily attributable to the curtailment of NGL production at Black Lake during the third quarter of 1994 while plant improvements were completed.

Revenues from the sale of NGLs decreased approximately $27.4 million for the nine months ended September 30, 1994 compared to the same period in 1993 as a volume increase of approximately 130 MGal per day was more than offset by a $.05 per gallon decrease in the average NGL sales price. Of the volume increase, approximately 90 MGal per day is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is primarily attributable to the acquisitions of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems. This volume increase was somewhat offset by the unfavorable economics of ethane and propane extraction in the first quarter of 1994 and by limited NGL volumes at the Granger facility resulting primarily from the December 1993 fire, and by the curtailment of production during the third quarter of 1994 at Black Lake while plant improvements were completed.

Processing and transportation revenues remained constant for the quarter ended September 30, 1994 and increased $7.1 million for the nine months ended September 30, 1994 compared to the same periods in 1993. The increase during the nine month period is due to additional gathering revenue associated with the Company's Granger gathering system acquired in the Mountain Gas acquisition in July 1993 and the recognition of demand fees associated with a contract at the Company's Katy facility in the second and third quarter of 1994.

Other revenue, net remained constant for the quarter ended September 30, 1994 and increased $1.8 million for the nine months ended September 30, 1994 compared to the same periods in 1993. For the nine months ended September 30, 1994, the Company accrued approximately $3.2 million as an amount to be recovered under its business interruption insurance policy for business losses related to the December 1993 fire at the Company's Granger facility and approximately $1.4 million in rate refunds from a pipeline company, both of which were somewhat offset by a $2.2 million gain recorded as a result of the termination of an interest rate swap agreement in 1993.

Historically, product purchases as a percentage of residue gas and NGL sales
from the Company's plant production approximates 70%.   Product purchases as a
percentage of residue gas and NGL sales from third-party purchases is substantially higher and approximates 95%. Total product purchases as a percentage of residue gas and NGL sales increased approximately 1% and 3% to 84% for the quarter and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. The increase in the Company's combined percentage is primarily due to a significantly larger increase in the sales volume of products purchased from third parties compared to the sales volume sold from the Company's facilities.

Plant operating expense remained constant for the quarter ended September 30, 1994 and increased approximately $4.8 million for the nine months ended
September 30, 1994 compared to the same periods in 1993.   This increase was
primarily due to the additional operating costs associated with three gas processing facilities acquired from Mountain Gas and Black Lake in July 1993, and Katy, which commenced operations in January 1994.

Selling and administrative expense increased approximately $1.8 million and $6.1 million, respectively, for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993 primarily due to administrative expenses necessitated by the 1993 acquisitions, overall increased insurance expenditures and a reduction in the amount of overhead capitalized to the Company's construction projects.

Depreciation, depletion and amortization expense increased approximately $800,000 and $18.4 million, respectively, for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993. This increase is primarily due to the acquisitions of Mountain Gas and Black Lake in July 1993 and Katy, which commenced operations in January 1994, and is partially offset by an adjustment to depreciation and depletion expense resulting from the addition of approximately 10 Bcf of recoverable reserves at Black Lake as a result of the completion of an in-fill production well. The adjustment, which was retroactive to January 1, 1994, totaled approximately $1.4 million.

Interest expense increased approximately $5.2 million and $15.3 million, respectively, for the quarter and nine months ended September 30, 1994 compared to the same periods in 1993, primarily due to additional borrowings related to the Mountain Gas and Black Lake acquisitions, a reduction in the amount of interest capitalized to the Katy project and an increase in the Company's variable borrowing rate.

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

For the nine months ended September 30, 1994, the Company's total sources of funds aggregated $243.7 million and was comprised of net proceeds from the issuance of the $2.625 Convertible Preferred Stock of $132.7 million, proceeds from short-term borrowings of $75.0 million, net cash provided by operating activities of $23.5 million, net proceeds received from the disposition of property and equipment of $11.3 million, net proceeds received from the exercise of common stock options of $646,000 and net repayment of notes receivable from key employees of $506,000. During the same period, the Company's use of such funds aggregated $228.7 million which were used primarily to make payments of $153.6 million under its revolving credit facility, to make capital investments of $62.5 million, to pay dividends to holders of 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock of $8.0 million, to pay dividends to holders of

Common Stock of $3.8 million and to acquire Treasury Stock for $788,000.

On November 12, 1993, the Company's Registration Statement (the "Registration") on Form S-3 (Registration No. 33-66516) was declared effective. The Registration provided for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock. Pursuant to the Registration, on February 28, 1994, the Company sold 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock for net proceeds of $132.7 million, which have been used to repay a portion of the debt incurred under the Company's Revolving Credit facility in the Mountain Gas and Black Lake acquisitions. On July 26, 1994, the Company filed a Registration Statement on Form S-3 (Registration No. 33-54741) which provides for the sale of up to $138 million of debt securities and preferred stock. This Registration Statement was declared effective on September 22, 1994. The amount provided for in this filing, in addition to the unused portion of the previous filing, allows for the sale of up to a total of $200 million of debt securities and preferred stock and up to four million shares of common stock.

An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods of favorable prices. At September 30, 1994, the Company held in storage approximately 12.2 million gallons of NGLs at an average cost of $.30 per gallon and approximately 20.8 Bcf of residue gas (of which 16.0 Bcf is stored at Katy) at an average cost of $2.22 per Mcf ($1.97 per MMbtu).

In order to take advantage of favorable pricing and minimize the impact of pricing fluctuations on the Company's financial results, the Company has pre-sold through futures transactions approximately 70 MMcf per day, or approximately 50% of its processor's share of 1995 natural gas production at an average price of approximately $2.02 per MMBtu (or approximately $2.06 per Mcf). Including other sales commitments at fixed or above market pricing, the Company has committed approximately 90 MMcf per day, or 64%, of its share of 1995 natural gas production.

At September 30, 1994, 1,081 net contracts (10,000 MMbtus per contract) for the sale of residue gas in November 1994 through December 1995 at prices ranging from $1.66 per Mcf to $2.55 per Mcf were outstanding.

In October, the Company sold 20,000 barrels per month, or 25% of its processor's share of condensate and crude oil production, for the period
March through December 1995 through futures transactions at a price of $18.04 per Bbl. At September 30, 1994, no such contracts were outstanding.

 Capital Investment Program

The Company anticipates spending approximately $115 million in 1994 for maintenance capital, new well connections, the completion of the Katy project, the acquisitions discussed below and small consolidating acquisitions. Through September 30, 1994 approximately $62.5 million has been expended.

On November 3, 1994, the Company announced two acquisitions in the Permian Basin of West Texas. The Company has signed a definitive agreement to purchase the West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") for approximately $26.0 million. Closing is expected to occur on November 30, 1994 with an effective date of December 1, 1994. This closing is subject to the termination of the Hart Scott Rodino Act waiting period. Included in this purchase are 14 gathering systems with approximately 600 miles of pipeline and two treating facilities with current throughput of approximately 140 MMcf per day. In addition, the Company has entered into a long term agreement for 100 MMcf per day of firm transportation service with Oasis and will install a 220 MMcf per day pipeline interconnection between Oasis and Katy. The Company also completed the acquisition of the 15 MMcf per day Middle Concho Plant from Enron Gas Processing Co. for approximately $1.3 million, with an effective date of October 1, 1994. The Company plans to consolidate this facility with its Midkiff/Benedum complex.

   Financing Facilities

Revolving Credit Facility. The Company's Variable Rate Revolving Credit Facility, as restated on September 2, 1994, with a syndicate of eight banks, provides for a maximum borrowing of $325 million, of which $193.4 million was outstanding at September 30, 1994. If the facility is not renewed, on January 1, 1997 any outstanding balance thereunder converts to a four-year term during which such balance will be repaid in equal quarterly installments. At the Company's option, the Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At September 30, 1994, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 6.18%.

The Company pays a commitment fee on the unused commitment of .375% if the debt to captializaton ratio is greater than or equal to .50 to 1.0 or .30% if the
ratio is less than .40 to 1.0.   At September 30, 1994, the Company's debt to
capitalization ratio was slightly less than .50 to 1.0.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively.

The Company's Revolving Credit and Term Loan Facilities are subject to certain mandatory prepayment terms. If funded debt of the Company exceeds five times the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends, the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 4.0 to 1.0 at September 1, 1995 and 3.50 to 1.0 at September 1, 1998. At September 30, 1994, the Company had approximately $73 million of available borrowing capacity.

The Term Loan Facility and Revolving Credit Facility are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the agreement), a tangible net worth of at least $401 million, a debt to capitalization ratio of no more than 60% through October 31, 1995 and 55% thereafter and an EBITDA/interest ratio of not less than 3.25 to 1.0 until October 31, 1995 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends that exceed the sum of $35 million plus 50% of consolidated net income earned after March 31, 1994 plus 50% of the cumulative net proceeds received from the sale of any equity securities sold after March 31, 1994. At September 30, 1994, this threshold amounted to approximately $30 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice. The $19.7 million cash balance at September 30, 1994 is temporary and is due to the timing of cash receipts.

Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Senior Notes"). Any such Senior Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Senior Notes due 2000
and $25 million of 7.99% Senior Notes due 2003.   Principal payments on the $50
million of Senior Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Senior Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Senior Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Revolving Credit Facility, as restated. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995. On October 27, 1994, the Company sold $25 million of 9.05% Senior Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Senior Notes due in a single payment on October 27, 2004.

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

Additional Borrowings. The Company anticipates entering into an agreement with Receivables Capital Corporation ("RCC"), as administered by Bank of America National Trust and Savings Association ("BA") to sell an undivided interest in the Company's trade receivables for a maximum borrowing of $75 million bearing interest at RCC's commercial paper rate plus .325%. Specific terms of this agreement have not yet been negotiated, however, the Company anticipates completion of this agreement in the fourth quarter of 1994. On September 2, 1994, in advance of completing the agreement with RCC, BA entered into a Master Note agreement with the Company and advanced the Company $75 million bearing interest at the Eurodollar rate plus .50%. The $75 million received under the Master Note was used to reduce borrowings under the revolving credit facility and has been included in short-term borrowings on the Company's Consolidated Balance Sheet at September 30, 1994. The Master Note will be repaid with proceeds from RCC.

Covenant Compliance. At September 30, 1994, the Company was in compliance with all covenants.

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


                                                                                       Average for Nine Months Ended
                                                                                             September 30, 1994
                                                        Gas          Gas        -------------------------------------------
                                                     Gathering    Throughput         Gas            Gas             NGL
                                       Year Placed    Systems      Capacity      Throughput      Production      Production
     Facility(1)                        In Service    Miles(2)    (MMcf/D)(2)    (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
- - --------------------                    ----------    --------    -----------    -----------     -----------    -----------
Southern Region:
 Texas
   Midkiff and Benedum...................    1955      1,921          135           119.9           76.5           774.3
   Giddings Gathering System.............    1979        636           80            75.8           65.6           111.9
   Edgewood(5)...........................    1964         85           65            33.1           15.6            76.9
   Perkins and Noel......................    1975      2,535           55            22.9           12.3           150.3
   Walnut Bend...........................    1978        402            8             3.4            1.5            19.6
   Katy(7)...............................    1994         --           --              --             --              --
Mid--Continent Region:
Louisiana
   Black Lake(8).........................    1966         55          180            76.1           56.9           113.7
   Toca(6)(9)............................    1958         --          160            92.5           87.8            62.7
   Pointe a la Hache(6)(14)..............    1962         --           20              --             --              --
   Cox Bay(6)(14)........................    1962         --           20              --             --              --
 Oklahoma
   Chaney Dell/Lamont....................    1966      1,995          158            94.1           69.9           308.5
   Westana...............................    1986        241           37            64.0           56.5            55.4
Rocky Mountain Region:
 Wyoming
   Granger(9)(10)........................    1987        219          230           144.1          137.2           127.4
   Red Desert(10)........................    1979        108           40            32.5           29.5            46.2
   Lincoln Road..........................    1988        144           50            48.5           45.1            43.8
   Hilight Complex(9)(11)................    1969        606           80            20.3           13.7            94.9
   Amos Draw.............................    1983         79           30             6.1            4.9            19.4
   Kitty(9)..............................    1969        225           17             7.1            4.6            37.4
   Newcastle(9)..........................    1981        142            5             2.6            1.7            19.5
   Reno Junction(12).....................    1991         --           --              --             --            30.4
 New Mexico
   San Juan River(5).....................    1955        122           60            23.5           20.2              .5
 North Dakota
   Williston(5)(9)(13)...................    1981        381           --             6.1            4.6            16.1
   Temple(5).............................    1984         65            7             3.1            2.1            10.4
   Teddy Roosevelt and Alexander
     Gathering System(5)(9)(13)..........    1979        332           --             2.9            1.8            12.0
 Utah
   Four Corners..........................    1988         95           15             4.8            3.9            10.7
 Montana
   Baker(5)(9)...........................    1981          8            3             1.6            1.0            11.7
                                                      ------        -----           -----          -----         -------
     Total...............................             10,396        1,455           885.0          713.1         2,153.7
                                                      ======        =====           =====          =====         =======

- - -------------
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (76%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%); Newcastle (50%) and Walnut Bend (67%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of September 30,1994.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6)  Straddle plant.
(7)  Operations commenced in February 1994.
(8)  Acquired in the Black Lake acquisition.
(9)  Fractionation facility (capable of fractionating raw NGLs).
(10) Acquired in the Mountain Gas acquisition.
(11) Includes production volumes from the Hartzog and Spearhead Ranch facilities.
(12) NGL production represents conversion of third-party feedstock to iso-butane.
(13) Processing facilities were shut-in during August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.
(14) Temporarily shut-in during 1993.

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

  In August 1994, in the only appeals in which the compensation issue has been determined, a jury awarded a landowner adjacent to the 82 acre site where the compression facilities are located a total of $214,000 and another jury awarded a landowner within 1,000 feet of the 82 acre site a total of $38,000, for storage rights and damages to property not taken. The Special Commissioners had previously awarded these landowners a total of approximately $2,000 and $600, respectively. The Company does not believe that these jury verdicts are representative of what will occur in subsequent trials, although there is no assurance of this. In addition, the Company believes that several reversible errors were committed at trial and it intends to appeal the awards.

  The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

  Item 5.  Other Events
           ------------

  The Company has given notice to the holder of all of the issued and outstanding shares of the Company's 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, with a liquidation preference of $40 million, that the Company will redeem all such shares on November 30, 1994 at an aggregate redemption price of $42 million plus accrued dividends. The holder has the right on or prior to such redemption date to convert the preferred stock into an aggregate of 2,090,000 shares of the Company's common stock. The Company is unable to predict whether redemption or conversion will occur.

  On November 3, 1994, the Company announced two acquisitions in the Permian Basin of West Texas. The Company has signed a definitive agreement to purchase the West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis")for approximately $26.0 million. Closing is expected to occur on November 30, 1994 with an effective date of December 1, 1994. This closing is subject to the termination of the Hart Scott Rodino Act waiting period. Included in this purchase are 14 gathering systems with approximately 600 miles of pipeline and two treating facilities with current throughput of approximately 140 MMcf per day. In addition, the Company has entered into a long term agreement for 100 MMcf per day of firm transportation service with Oasis and will install a 220 MMcf per day pipeline interconnection between Oasis and Katy. The Company also completed the acquisition of the 15 MMcf per day Middle Concho Plant from Enron Gas Processing Co. for approximately $1.3 million, with an effective date of October 1, 1994. The Company plans to consolidate this facility with its Midkiff/Benedum complex.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

10.65 First Restated Loan Agreement (Revolver) (without exhibits) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (See Page 30).

10.66 Second Amendment to Third Restated Loan Agreement (Term) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as
         Lenders (See Page 103).

10.67 Letter Amendment No. 2 to the Amended and Restated Master Shelf Agreement effective as of August 31, 1994 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America (See Page 122).

10.68    Amendment No. 2 to Note Purchase Agreement dated as of
         August 31, 1994 by and among Western Gas Resources, Inc. and the Purchasers (See Page 129).

10.69    Master Note dated September 2, 1994 between Western Gas
         Resources, Inc. and Bank of America National Trust and
         Savings Association (See Page 135).

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


                                   WESTERN GAS RESOURCES, INC.
                                   ---------------------------
                                   Registrant


  Date:  November 11, 1994          By: /s/ BILL M. SANDERSON
                                        -------------------------
                                       Bill M. Sanderson
                                       President and Chief
                                       Operating Officer


  Date:  November 11, 1994          By: /s/ WILLIAM J. KRYSIAK
                                        ----------------------
                                       William J. Krysiak
                                       Vice President - Controller
                                       (Principal Financial and
                                       Accounting Officer)