Form 10-K
WESTERN GAS RESOURCES INC
filed 1995-03-29
CIK 856716

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994 or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________

                        Commission file number 1-10389
                                               -------

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      84-1127613
-------------------------------------              ------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

12200 N. Pecos Street, Denver, Colorado                   80234-3439
-------------------------------------              ------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (303) 452-5603
                                                       --------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                   Name of exchange on which registered
-----------------------------               ------------------------------------
Common Stock, $0.10 par value                      New York Stock Exchange

$2.28 Cumulative Preferred Stock,
  $0.10 par value                                  New York Stock Exchange

$2.625 Cumulative Convertible Preferred
  Stock, $0.10 par value                           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                       -------      --------

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 1, 1995, was $237,958,374.

On March 1, 1995, there were 25,749,986 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 24, 1995.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Reference is made to listing beginning on page 45 of all exhibits filed as a part of this report.

                          Western Gas Resources, Inc.
                                   Form 10-K
                               Table of Contents

Part   Item(s)                                                                               Page
                                                                                             ----
I.     1 and 2.   Business and Properties..................................................    3
                    General................................................................    3
                    Principal Facilities...................................................    4
                    Gas Gathering and Processing...........................................    5
                    Significant Acquisitions and Projects..................................    6
                    Marketing..............................................................    7
                    Producing Properties...................................................    9
                    Competition............................................................    9
                    Environmental Matters..................................................    9
                    Regulation.............................................................   10
                    Employees..............................................................   11
       3.         Legal Proceedings........................................................   11
       4.         Submission of Matters to a Vote of Security Holders......................   11
II.    5.         Market for Registrant's Common Equity and Related Stockholder Matters....   12
       6.         Selected Financial Data..................................................   13
       7.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..................................................   14
       8.         Financial Statements and Supplementary Data..............................   22
       9.         Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure...................................................   44
III.   10.        Directors and Executive Officers of the Registrant.......................   44
       11.        Executive Compensation...................................................   44
       12.        Security Ownership of Certain Beneficial Owners and Management...........   44
       13.        Certain Relationships and Related Transactions...........................   44
IV.    14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   45

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer, processor and marketer with operations located in major oil and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. The Company owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs"). The Company provides necessary services to the producers of natural gas and NGLs by connecting producers' wells to the Company's gathering system for delivery to its processing plants, processing the gas to remove NGLs and by-products and marketing the gas and NGLs throughout the United States. Most of the natural gas processed by the Company is associated gas from oil wells. The Company also owns certain producing properties, primarily in Louisiana and Texas.

Historically, the Company has derived over 90% of its revenues from the sale of natural gas and NGLs. Set forth below are the Company's revenues by type of operation (000s):

                                                               Year Ended December 31,
                                       -------------------------------------------------------------------------
                                          1994           %           1993           %           1992         %
                                       ----------   ----------    ----------   ----------    ----------   ------
Sale of residue gas...............     $  707,869         66.6      $563,068         60.4      $278,928     46.5
Sale of NGLs......................        309,358         29.1       333,880         35.8       290,230     48.3
Processing and transportation
 revenues.........................         35,017          3.3        25,622          2.7        22,124      3.7
Other, net........................         11,245          1.0         9,768          1.1         8,834      1.5
                                       ----------     --------      --------     --------      --------    -----
                                       $1,063,489        100.0      $932,338        100.0      $600,116    100.0
                                       ==========     ========      ========     ========      ========    =====

Since the Company's formation in 1977, its strategy has been to expand through acquisitions and internal project development. These activities have strengthened the Company's position in major producing basins and expanded its access to multiple natural gas markets. The table below illustrates the Company's growth from December 31, 1991 to December 31, 1994:

                                                                   Average for the Year Ended
                              Gas             Gas         ------------------------------------------
                           Gathering      Throughput          Gas            Gas             NGL
                            Systems        Capacity       Throughput      Production      Production
                            (Miles)        (MMcf/D)        (MMcf/D)        (MMcf/D)        (MGal/D)
                           ----------     -----------     -----------     -----------     ----------
December 31, 1991.....         9,316           1,124             586             315         1,811
December 31, 1994.....        11,016           1,500           1,027             765         2,189
% change..............          18.2            33.5            75.3           142.9          20.9

The Company's principal offices are located at 12200 North Pecos Street, Denver, Colorado 80234-3439, and its telephone number is (303) 452-5603. The Company was incorporated in Delaware in 1989.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                              Average for the year ended
                                                                                                   December 31, 1994
                                                         Gas            Gas          ---------------------------------------------
                                                       Gathering     Throughput          Gas              Gas              NGL
                                        Year Placed    Systems        Capacity        Throughput       Production       Production
           Facility (1)                 In Service     Miles(2)      (MMcf/D)(2)      (MMcf/D)(3)      (MMcf/D)(4)     (MGal/D)(4)
----------------------------------      ----------    -----------   --------------   --------------   --------------   -----------
SOUTHERN REGION:
 Texas
   Midkiff and Benedum.................       1955       1,924             135            121.1             78.2         785.3
   Giddings Gathering System...........       1979         637              80             75.4             65.1         109.9
   Edgewood(5).........................       1964          85              65             32.5             14.9          77.6
   Perkins.............................       1975       2,545              55             22.7             12.3         145.5
   Walnut Bend.........................       1978         402               8              3.1              1.3          17.0
   Pecos System(6).....................       1973         443              85            105.1             99.8             -
   Crockett System(6)..................       1973         136               -             38.5             38.0             -
   Katy(7).............................       1994          17               -                -                -             -
MID-CONTINENT REGION:
 Louisiana
   Black Lake..........................       1966          55             180             75.8             55.2          98.8
   Toca(8)(9)..........................       1958           -             160             89.6                -          61.5
 Oklahoma
   Chaney Dell/Lamont..................       1966       1,996             158             91.7             67.0         304.1
   Westana(10).........................       1986         243              37             64.0             58.6          56.6

ROCKY MOUNTAIN REGION:
 Wyoming
   Granger(9)..........................       1987         219             230            142.9            134.1         167.4
   Red Desert..........................       1979         108              40             32.3             29.3          46.4
   Lincoln Road........................       1988         144              50             46.7             43.3          43.8
   Hilight Complex(9)..................       1969         613              80             20.3             14.1          91.9
   Amos Draw...........................       1983          79              30              4.5              3.7          14.5
   Kitty(9)............................       1969         225              17              8.2              5.5          39.8
   Newcastle(9)........................       1981         142               5              2.7              1.7          19.8
   Reno Junction(11)...................       1991           -               -                -                -          28.0
 New Mexico
   San Juan River(5)...................       1955         122              60             24.6             24.6            .6
 North Dakota
   Williston(12).......................       1981         381               -             11.9              8.9          32.3
   Temple(5)...........................       1984          65               7              3.0              2.1          10.2
   Teddy Roosevelt and Alexander
      Gathering System(12).............       1979         332               -              3.7              2.4          15.9
 Utah
   Four Corners........................       1988          95              15              4.7              3.9          10.5
 Montana
   Baker(5)(9).........................       1981           8               3              1.5               .9          11.6
                                                        ------           -----          -------            -----       -------
      Total............................                 11,016           1,500          1,026.5            764.9       2,189.0
                                                        ======           =====          =======            =====       =======

-----------------------------------
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (78%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%); Newcastle (50%) and Walnut Bend (67%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.

(2) Gas gathering systems miles and gas throughput capacity are as of December 31, 1994.

(3)  Aggregate wellhead natural gas volumes collected by a gathering system.

(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.

(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).

(6) West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") acquired effective December 1, 1994. Throughput and production volume averages for the year ended December 31, 1994 are throughput and production volumes for the one month period ended December 31, 1994.

(7)  Hub and gas storage facility.  Operations commenced in February 1994.

(8) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).

(9)  Fractionation facility (capable of fractionating raw NGLs).

(10) Gas throughput in excess of gas throughput capacity is unprocessed gas transported directly to an unaffiliated pipeline.

(11) NGL production represents conversion of third-party feedstock to iso-butane.

(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.

Capital expenditures to connect new reserves and to acquire consolidating assets are anticipated to be approximately $63.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 million for 1995.

GAS GATHERING AND PROCESSING

The Company contracts with producers to gather raw natural gas from individual wells located near its plants. Once a contract has been executed, the Company connects wells to gathering lines through which the natural gas is delivered to a processing plant. At the plant, the natural gas is compressed, unfractionated NGLs are extracted, and the remaining dry residue gas is treated to meet pipeline quality specifications. Six of the Company's processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, butane and natural gasoline to obtain higher value for the NGLs and four of the Company's plants are able to process and treat natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation. In addition, the Company has one facility which converts normal butane into iso-butane.

The Company continually acquires additional natural gas supplies to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties or by connecting additional wells. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near the Company's gathering systems. The Company believes it has expanded into areas which present significant potential for new drilling or purchases of existing systems. Historically, the Company has connected additional reserves which more than offset production from reserves dedicated to existing facilities. However, certain individual plants have experienced declines in dedicated reserves. In 1994, including reserves associated with Westana Gathering Company ("Westana"), a general partnership in which the Company has a 50% ownership interest, the Company connected sufficient new reserves to its gathering systems to replace approximately 85% of 1994 production, or 194% of 1994 production including the Company's 1994 acquisitions. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties and revisions to previous estimates, totaled approximately 2.1 Tcf at December 31, 1994.

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

In most of its gathering areas, the Company's policy is to structure natural gas purchase contracts on a percentage-of-proceeds basis under which it is entitled to a specified percentage of the net proceeds received from the resale of residue gas and NGLs along with ancillary fees for treating, compression and marketing services. Percentage-of-proceeds contracts provide for the Company and producers to share proportionally in price changes. The Company's existing contracts generally entitle it to retain the same percentage, typically between 20% to 40%, of the net proceeds from the resale of residue gas and NGLs. For the year ended December 31, 1994, percentage-of-proceeds contracts accounted for approximately 57% of natural gas throughput (exclusive of the Toca straddle plant).

Under its gas gathering and processing contracts, the Company collects fees based on the volume of natural gas processed or receives a predetermined percentage, ranging from 40% to 85%, of the NGLs produced. Natural gas processed at certain facilities is subject to contracts that combine gathering and compression fees with "keep whole" arrangements. In addition to the fees collected, the Company retains the NGLs recovered at the processing facility and keeps the producer whole by returning to the producer at the tailgate of the plant an amount of residue gas equal on a Btu basis to the raw natural gas received at the plant inlet. The fixed nature of the gathering and compression fees reduces the Company's exposure to the margin volatility of residue gas and NGLs typically experienced in pure "keep-whole" arrangements. For the year ended December 31, 1994, gas gathering and processing contracts accounted for 41% of natural gas throughput and other fee-based contracts accounted for 2% of natural gas throughput (exclusive of the Toca straddle plant).

SIGNIFICANT ACQUISITIONS AND PROJECTS

The Company's significant acquisitions and projects since January 1, 1992 are:

   Katy Gas Storage Facility

The Company has completed the construction of the Katy Gas Storage Facility (the "Katy Facility") located approximately 20 miles from Houston, Texas and it commenced operations in February 1994. The complex utilizes a partially depleted natural gas reservoir with 18 Bcf of working gas and a pipeline header system, currently connected to eleven pipelines, which has the capability to deliver up to 400 MMcf/D of natural gas from the reservoir. The Katy Facility will be an electronic trading site through the NYMEX/Channel 4 on-line trading and information system. This service is expected to be available in May 1995. Lease acquisition and construction costs incurred through the commencement of operations, including pad gas, approximate $106.1 million, excluding capitalized pre-operating costs. See "Marketing" below.

   Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of pipeline and two treating facilities. In addition, the Company has entered into a long-term agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline. The Company will install a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Facility.

   Mountain Gas

Effective January 1, 1993, the Company acquired the stock of Mountain Gas Resources, Inc. ("Mountain Gas") from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt of Mountain Gas.

Mountain Gas owns the Red Desert and Granger facilities, both located near the Company's Lincoln Road gas processing plant and gathering system. The 22% interest in the Granger facility previously not owned by Mountain Gas was purchased by the Company in two separate transactions in November and December 1993 for an aggregate of $27.7 million. At the date of acquisition, the Red Desert facility consisted of a cryogenic plant and the Granger plant consisted of a refrigeration unit and a cryogenic unit. In December 1993, the Company completed construction of an additional cryogenic processing plant at Granger, at a total additional cost of approximately $4.8 million.

In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Construction of a new tank farm and repairs to the cryogenic units were completed and fully operational in August 1994. See Note 1 "Organization, Accounting Policies and Other Matters" to the Company's Consolidated Financial Statements elsewhere in this Form 10-K.

   Black Lake

Effective January 1, 1993, the Company purchased the Black Lake gas processing plant and related reserves ("Black Lake") from Nerco Oil & Gas, Inc. for approximately $136.2 million. The acquisition included a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant.

To increase the efficiency of Black Lake's processing capabilities, the Company installed a cryogenic processing plant at a cost of approximately $4.1 million. The cryogenic processing plant, which became fully operational in October 1994, is expected to decrease fuel usage by 3.6 MMcf per day and plant operating expenses by $1.4 million per year, and provides flexibility to recover or reject ethane. The Company also completed the drilling of an infill development well to enhance production in the Black Lake field which was completed in October 1994 at a cost of approximately $691,000.

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

The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. Westana also operates PEPL's 400 mile gathering system, which will be contributed to Westana after abandonment approval by the FERC. The FERC issued a ruling on March 15, 1995 which the Company is evaluating. The Company also made additional contractual partnership contributions of $8.3 million through December 31, 1994 for necessary modifications to the gathering system. This contribution is to be recouped by the Company through preferential partnership distributions.

   Other

The Company continually monitors the economic performance of each operating facility to see that it meets a desired cash flow objective. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options such as consolidation with other company owned facilities, dismantlement, asset swap or outright sale. In 1994, the Company sold the Sligo plant, swapped the Pyote treating facilities for gathering assets in Kansas, consolidated assets in the Powder River Basin and sold the Walnut Bend gathering system. In 1995, the Company expects to consolidate the Lamont gathering system with the Chaney Dell system, salvage the Lamont and Walnut Bend processing plants, and sell non-strategic assets acquired in the recent Oasis acquisition.

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

The Company continues to increase its marketing capabilities. Increased third-party sales and sales attributable to the Katy Facility, Red Desert, Granger and Black Lake systems have primarily accounted for the increase in average daily gas sales from 442 MMcf/D for the year ended December 31, 1992 to 1,097 MMcf/D for the year ended December 31, 1994. The Company has continued to increase sales to end-users and to achieve greater market penetration close to its facilities, while also expanding into new markets throughout the United States.

Most of the Company's current sales contracts are short-term, ranging from a few days to one year. At December 31, 1994, the Company's commitment under long-term contracts, several of which have an annual redetermination of prices and several of which are rebid prior to expiration, was approximately 235 MMcf/D.

The Company intends to continue to expand its residue gas marketing and third-party sales particularly to industrial and commercial end-users. Third-party sales and residue gas storage, combined with the stable supply from Company facilities, enable the Company to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods. This creates an opportunity for the Company to obtain a higher price on average for its delivered residue gas than the price obtained by other marketers or brokers.
The Company customarily stores residue gas in underground storage facilities to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At December 31, 1994, the Company held approximately 21.9 Bcf of residue gas inventory in underground storage at an average cost of $2.16 per Mcf ($1.94 per MMBtu), primarily at the Katy Facility. The Company typically hedges a portion of its residue gas volumes and requirements under gas sales contracts using the futures market. At December 31, 1994, the Company had sales contracts in place for approximately 16.2 million MMBtu of stored gas at prices ranging from approximately $1.90 per MMBtu to approximately $2.30 per MMBtu for the 1994-1995 winter heating season. Additionally, at December 31, 1994 the Company had sales contracts in place for approximately 12.6 million MMBtu of stored gas at prices ranging from approximately $1.85 per MMBtu to approximately $2.40 per MMBtu for the 1995-1996 winter heating season. The Company also hedges purchases related to these sales, the value of which is, or will be, included in the carrying cost of the related inventory. See Note 3 "Risk Management" to the Company's Consolidated Financial Statements elsewhere in this Form 10-K.

In order to meet the peaking demand for residue gas in certain markets, the Company designed and constructed the Katy Facility. The ability to withdraw gas from the Katy Facility on short notice positions the Company to market residue gas to LDCs and other customers that need a reliable yet variable supply of residue gas. The Katy Facility allows the Company to bypass transportation bottlenecks and enhances flexibility in its marketing operations. The complex utilizes of a partially depleted natural gas reservoir with 18 Bcf of working gas and a pipeline header system, currently connected to eleven pipelines, which has the capability to deliver up to 400 MMcf per day of residue gas from the reservoir.

In December 1993, the Company entered into a three-year winter-peaking gas purchase and sales agreement with a major utility in East Texas which designates the Katy Facility as the primary delivery point. Under the agreement, which was amended in August 1994, the utility has the right to purchase, during each year of the contract, up to approximately 50 MMcf per day in November and March and approximately 140 MMcf per day in December, January and February, determined daily, at the Houston Ship Channel Index Price plus a demand charge. The agreement calls for a minimum demand charge to be paid to the Company for each contract term, whether or not delivery is taken. This minimum demand charge is calculated based upon five Bcf.

In February 1995, the Company's gas storage subsidiary entered into a long-term Firm Storage and Transportation Agreement with a St. Louis-based LDC. Under the agreement, the Company will lease approximately 3 Bcf of capacity in its Katy Facility to the LDC. The gas will principally serve local distribution requirements of the LDC's customers in central Missouri.

During the year ended December 31, 1994, the Company sold residue gas to approximately 340 end-users, pipelines, LDCs and other customers. No single customer accounted for more than 5% of consolidated revenues for the year ended December 31, 1994.

   NGL Marketing

The Company markets NGLs (ethane, propane, iso-butane, normal butane, natural gasoline, and condensate) produced at its plants and purchased from third parties in the Rocky Mountain, Mid-Continent and Gulf Coast regions. A majority of the Company's production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, the Company ensures that production from the plants moves on a reliable basis, avoiding curtailment of production.

The volatility of NGL prices in recent years has caused the Company to move to short-term contracts, with no prices set on a firm basis for more than a 30-day period. Although some contracts do commit the Company for periods as long as a year, prices are redetermined on a market-related basis. Storage space is leased at major trading locations near Houston and in central Kansas in order to store products so that they can be sold at higher prices on a seasonal basis. At December 31, 1994, approximately 11.6 MGal of NGLs were in storage at an average cost of $.30 per gallon. The Company generally intends that stored NGLs turn over on an annual basis. Additionally, the Company has entered into futures contracts totaling approximately 375,000 barrels of crude oil at an average price of $18.10 per barrel to hedge a portion of its share of 1995 condensate and crude oil production. The Company has, and will continue to enter into futures contracts for certain purchase and sales transactions as they occur.

For the year ended December 31, 1994, NGL sales averaged 2,970 MGal per day, an increase from 2,400 MGal per day in 1992. Sales were made to approximately 160 different customers and no single customer accounted for more than 5% of the Company's consolidated revenues for the year ended December 31, 1994. Revenues are also derived from marketing fees charged to some producers for NGL marketing services. At December 31, 1994, such fees were less than 1% of the Company's consolidated revenues.

PRODUCING PROPERTIES

Revenues derived from the Company's producing properties comprised approximately 3.8% of revenues for the year ended December 31, 1994. The producing properties are primarily working interests in a unit operated by the Company comprising the Black Lake field in Louisiana, which provides production to the Black Lake plant, and 20 gas properties producing from the Smackover formation of the East Texas Basin, which provide production to the Edgewood plant. The Company also has working interests in six fields in the Powder River Basin in northeastern Wyoming, six wells in the Sandwash Basin in northwestern Colorado, three gas wells in the Austin Chalk formation in southeast Texas and three gas wells in the San Juan Basin in southwest Colorado.

COMPETITION

The Company competes with other companies in the gathering, processing, marketing and transmission business both for supplies of natural gas and for customers for its natural gas and NGLs. Competition for residue gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producers' residue gas. Competition for customers is primarily based upon reliability and price of deliverable residue gas and NGLs. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes based primarily on price against companies capable of providing such alternative fuels.

ENVIRONMENTAL MATTERS

The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of residue gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management procedures. The Company employs seven environmental engineers to monitor environmental compliance and potential liabilities at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform systematic environmental assessments of the Company's existing facilities. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operation.

In 1990, the Congress enacted the Clean Air Act Amendments of 1990 (the "Clean Air Act") which impose more stringent standards on emissions of certain pollutants and require the permitting of certain existing air emissions sources. Many of the regulations have not been promulgated and until their promulgation, the Company cannot make a final assessment of the impact of the Clean Air Act. However, based upon its preliminary review of the proposed regulations, the Company does not anticipate that compliance with the Clean Air Act will require any material capital expenditures, although it will increase permitting costs in 1995 and may increase certain operating costs on an on-going basis. The Company does not believe that such cost increases will have a material effect on the Company's financial position or results of operations.

The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but cannot rule out that possibility.

The Company is in the process of voluntarily cleaning up non-hazardous substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting cleanups at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.4 million for the year ended December 31, 1994. For the year ended December 31, 1994, the Company paid an aggregate of approximately $550,000 in air emissions fees to the states in which it operates. Although the Company anticipates that such air emissions fees will increase over time, the Company does not believe that such increases will have a material effect on the Company's financial position or results of operations.

REGULATION

The purchase and sale of natural gas and the fees received for gathering and processing by the Company have generally not been subject to regulation, and therefore, except as constrained by competitive factors, the Company has considerable pricing flexibility. Many aspects of the gathering, processing, marketing and transportation of natural gas and NGLs by the Company, however, are subject to federal, state and local laws and regulations which can have a significant impact upon the Company's overall operations.

As a processor and marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines, and the rates charged for such services, are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). The availability of interstate transportation and storage service necessary to enable the Company to make deliveries and/or sales of residue gas can at times be preempted by other system users in accordance with FERC-approved methods for allocating the system capacity of "open access" pipelines. Moreover, the rates charged by pipelines for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder the Company's processing and marketing operations and/or affect its sales margins.

During the past ten years, the FERC has implemented a nondiscriminatory blanket transportation program which initially authorized, and ultimately mandated, interstate natural gas pipelines to perform "open access," self-implementing (i.e., not generally requiring case-specific certificate authorization)
-----
transportation services.  Order Nos. 636, et seq., which constitute the FERC's
                                          -------
most recent issuances in this program, promulgated regulations that substantially restructure the services provided by interstate pipelines by "unbundling" (i.e., separating) and separately pricing pipeline gathering,
              ----
transportation, storage and sales activities in an effort to enable non-pipeline merchants to compete with pipelines for gas purchasers on an equal basis. These regulations have largely been implemented by all interstate transporters utilized by the Company (as well as by the Company's own non-major interstate pipeline located in Wyoming) in numerous individual pipeline restructuring and rate proceedings. The conversion of pipelines from natural gas merchants to primarily transporters of gas through implementation of the FERC's open access transportation and restructuring programs has caused the pipelines to incur significant producer take-or-pay costs and other transition costs resulting from their abandonment of gas purchasing and sales activities. The FERC has allowed, and indicated in Order Nos. 636, et seq. that it will continue to allow, the
                                 ------
recovery of some or all of these and related costs from current shippers of gas. Pipeline flow-through of many of these costs is subject to the outcome of administrative and appellate proceedings in individual pipeline rate and restructuring cases, and Order No. 636, et seq. themselves are currently the
                                        ------
subject of numerous petitions for appellate review presently pending in the United States Court of Appeals for the District of Columbia Circuit. The outcome of these proceedings could affect the Company's operations and the costs of transporting and selling gas.

Pursuant to Section 1(b) of the NGA, production and gathering activities are exempt from the FERC's jurisdiction; however, judicial precedent has held that where gathering is performed largely in connection with the delivery of gas in interstate commerce, such gathering can be considered merely an extension of the jurisdictional transportation of such gas and thus subject to NGA rate regulation itself. Recently, primarily as a result of the aforementioned unbundling of interstate pipeline gathering services required by Order No. 636, et seq., many pipelines have sought FERC authorization to abandon gathering
------
operations and facilities previously held to be subject to the NGA. In response to those requests, the FERC has established a general policy permitting the abandonments but requiring a showing demonstrating that existing customers have been offered, for a two-year period, continued service through the abandoned facilities at the same rates and under the same terms as were previously offered by the pipeline. The Company has been active in acquiring and/or operating natural gas gathering facilities abandoned by interstate pipelines and, thus, certain of its operations and acquisitions will likely be affected by this FERC policy. The policy is currently being challenged at both agency and appellate levels, but at this stage the outcome of such challenges is too speculative to predict.

EMPLOYEES

At December 31, 1994, the Company employed 838 full-time employees, none of whom was a union member. The Company considers relations with employees to be excellent.


ITEM 3.  LEGAL PROCEEDINGS

Reference is made to Note 6 of the Company's Consolidated Financial Statements in Item 8 of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of March 1, 1995, there were 25,749,986 shares of Common Stock outstanding held by 461 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR". The following table sets forth quarterly high and low closing sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

                                                              HIGH         LOW
                                                             -------     -------
     1993
     First Quarter.......................................    $34 3/4     $24 1/2
     Second Quarter......................................     36          29 5/8
     Third Quarter.......................................     45          34 1/8
     Fourth Quarter......................................     44 7/8      28 3/8

     1994
     First Quarter.......................................     35          26 1/8
     Second Quarter......................................     30          26
     Third Quarter.......................................     28 1/2      18 1/2
     Fourth Quarter......................................     22 1/8      18 1/8

The Company paid annual dividends on the Common Stock aggregating $.20 per share during the years ended December 31, 1994 and 1993. The Company has declared a dividend of $.05 per share of common stock for the quarter ending March 31, 1995 to holders of record as of such date. Declarations of dividends on the Common Stock are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and financial condition of the Company. In addition, the Company's ability to pay dividends is restricted by certain covenants in its credit facilities, including a prohibition on declaring or paying dividends that exceed, in the aggregate, the sum of $35 million plus 50% of the Company's consolidated cumulative net income earned after March 31, 1994 plus 50% of the cumulative net proceeds in excess of the Redemption Limit (as defined in the Company's loan agreement) received from the sale of any equity securities sold after March 31, 1994. At December 31, 1994, this threshold amounted to $38.2 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1994. The data for the three years ended December 31, 1994 should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial data for the two years ended December 31, 1991 is derived from the Company's historical Consolidated Financial Statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." (000s, except per share amounts and operating data):

                                                                        Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                      1994            1993          1992         1991         1990
                                                   -----------     ----------     --------     --------     --------
STATEMENT OF OPERATIONS:
Revenues......................................     $1,063,489      $  932,338     $600,116     $358,242     $255,652
Gross profit..................................         72,556          92,012       88,192       58,152       44,180
Income before taxes...........................         11,524          55,631       58,445       32,783       27,856
Provision for income taxes....................          4,160          17,529       18,757       11,933       10,362
Net income....................................          7,364          38,102       39,688       20,850       17,494
Earnings (loss) per share of common
  stock.......................................           (.19)           1.25         1.43          .94          .83

CASH FLOW DATA:

Net cash provided by operating activities.....         31,039         103,505       93,277       36,228       23,772
Capital expenditures..........................        100,540         492,328       67,021      234,124      115,064

BALANCE SHEET DATA
  (at period end):

Total assets..................................      1,167,362       1,114,748      582,188      552,321      291,025
Long-term debt................................        418,000         547,000      157,000      216,050      120,300
Stockholders' equity..........................        436,683         314,387      287,021      221,389       98,629
Dividends declared per share of common
  stock.......................................            .20             .20          .20          .15            -

OPERATING DATA:

Average gas sales (MMcf/D)....................        1,097.0           755.1        441.8        309.6        220.3
Average NGL sales (MGal/D)....................        2,970.1         2,940.9      2,399.5       1096.6        630.2
Average gas volumes gathered (MMcf/D).........        1,026.5           894.7        625.4        323.0        216.8
Plant capacity (MMcf/D).......................        1,500.0         1,526.0      1,117.0      1,123.5        480.5
Average gas prices ($/Mcf)....................        $  1.77         $  2.02      $  1.72      $  1.59      $  1.78
Average NGL prices ($/Gal)....................        $   .28         $   .31      $   .32      $   .36      $   .40

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1994. Certain prior year amounts have been reclassified to conform to the presentation used in 1994. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this document.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                                           Year Ended
                                                          December 31,
                                                   --------------------------     Percent
                                                       1994            1993        Change
                                                   -------------     --------     --------
FINANCIAL RESULTS:
Revenues......................................       $1,063,489      $932,338        14.1
Gross profit..................................           72,556        92,012       (21.1)
Net income....................................            7,364        38,102       (80.7)
Earnings (loss) per share of common stock.....             (.19)         1.25           -
Net cash provided by operating activities.....           31,039       103,505       (70.0)

OPERATING DATA:
Average gas sales (MMcf/D)....................          1,097.0         755.1        45.3
Average NGL sales (MGal/D)....................          2,970.1       2,940.9         1.0
Average gas prices ($/Mcf)....................       $     1.77      $   2.02       (12.4)
Average NGL prices ($/Gal)....................       $      .28      $    .31        (9.7)

Net income decreased $30.7 million and net cash provided by operating activities decreased $72.5 million for the year ended December 31, 1994 compared to the same period in 1993. Overall, throughput and sales volumes at the Company's facilities have remained comparable to historical levels. The Company's decrease in net income and net cash provided by operating activities is primarily attributable to a decline in NGL and residue gas prices and higher interest, selling and administrative and depreciation costs associated with the Company's 1993 acquisitions of Black Lake and Mountain Gas, along with the completion of the Katy Facility construction. In addition, because of lower demand and lower than expected prices, the Katy Facility did not generate significant revenue. As a result, revenues from the Katy Facility in 1994 did not fully offset related depreciation, interest and operating costs.

Revenues from the sale of residue gas increased approximately $144.8 million for the year ended December 31, 1994 compared to the same period in 1993, as a volume increase of approximately 345 MMcf per day was somewhat offset by a decrease in average residue gas sales prices of $.25 per Mcf. Approximately 300 MMcf per day of the volume increase is attributable to an increase in the sale of residue gas purchased from third parties, primarily resulting from the acquisition of Citizens National Gas Company ("Citizens") assets in the third quarter of 1993. The remaining volume increase is the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions, new well connect activities and consolidations with smaller gathering systems.

Revenues from the sale of NGLs decreased approximately $24.5 million for the year ended December 31, 1994 compared to the same period in 1993, as a volume increase of approximately 30 MGal per day was more than offset by a $.03 per gallon decrease in the average NGL sales price. Approximately 22 MGal per day of the volume increase is attributable to an increase in the sale of NGLs purchased from third parties. The remaining volume increase is primarily attributable to the acquisitions of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems. This volume increase was somewhat offset by unfavorable economics of ethane and propane extraction in the first quarter of 1994 and by limited NGL volumes at the Granger facility, primarily as a result of the December 1993 fire. The curtailment of production during the third quarter of 1994 at Black Lake while plant improvements were completed also contributed to lower volumes.

Processing and transportation revenues increased $9.4 million for the year ended December, 31, 1994 compared to the same period in 1993. The increase is due to additional gathering revenue associated with the Company's Granger gathering system acquired in the Mountain Gas acquisition in July 1993, increased gathering revenue at the Company's Lincoln Road facility and the recognition of demand fees associated with a winter-peaking gas purchase and sales contract at the Katy Facility during 1994.

Other net revenue increased $1.5 million for the year ended December 31, 1994 compared to the same period in 1993. For the year ended December 31, 1994, the Company accrued approximately $3.3 million as an amount to be recovered under its business interruption insurance policy for business losses associated with the December 1993 fire at the Company's Granger facility and approximately $1.4 million in rate refunds from a pipeline company. These 1994 recoveries were somewhat offset by a $2.6 million gain recorded as a result of the termination of interest rate swap agreements in 1993.

Historically, product purchases as a percentage of residue gas and NGL sales from the Company's plant production have approximated 70%. Product purchases as a percentage of residue gas and NGL sales from third-party purchases were substantially higher in 1994 and approximated 95%. Total product purchases as a percentage of residue gas and NGL sales increased approximately 2.5% to 84% for the year ended December 31, 1994 compared to the same period in 1993. The increase in the Company's combined percentage is primarily due to an increasing proportion of 1994 residue gas sales revenues resulting from products purchased from third parties.

Plant operating expense and oil and gas exploration and production costs increased approximately $6.1 million and $2.2 million, respectively, for the
year ended December 31, 1994 compared to the same period in 1993.   The increase
in plant operating expense was primarily due to the additional operating costs associated with three gas processing facilities acquired from Mountain Gas and Black Lake in July 1993 and the Katy Facility, which commenced operations in February 1994. The oil and gas exploration and production cost increase resulted primarily from costs associated with producing properties acquired in the Black Lake acquisition.

Selling and administrative expense increased approximately $5.7 million for the year ended December 31, 1994 compared to the same period in 1993, primarily due to administrative expenses necessitated by the 1993 acquisitions, an overall increase in insurance expenditures and a reduction in overhead capitalized to the Company's construction projects.

Depreciation, depletion and amortization expense increased approximately $19.6 million for the year ended December 31, 1994 compared to the same period in 1993. This increase is primarily due to the acquisitions of Mountain Gas and Black Lake in July 1993 and the Katy Facility, which commenced operations in February 1994, and is partially offset by lower depreciation and depletion expense resulting from the addition of recoverable reserves at Black Lake and Edgewood during 1994.

Interest expense increased approximately $18.9 million for the year ended December 31, 1994 compared to the same period in 1993, primarily due to additional borrowings necessitated by the Mountain Gas and Black Lake acquisitions, a reduction in the amount of interest capitalized to the Katy Facility and an increase in the Company's variable borrowing rate.

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                                          Year Ended
                                                         December 31,
                                                   -------------------------     Percent
                                                       1993           1992        Change
                                                   ------------     --------     --------
FINANCIAL RESULTS:
Revenues......................................         $932,338     $600,116        55.4
Gross profit..................................           92,012       88,192         4.3
Net income....................................           38,102       39,688        (4.0)
Earnings per share of common stock............             1.25         1.43       (12.6)
Net cash provided by operating activities.....          103,505       93,277        11.0

OPERATING DATA:
Average gas sales (MMcf/D)....................            755.1        441.8        70.9
Average NGL sales (MGal/D)....................          2,940.9      2,399.5        22.6
Average gas prices ($/Mcf)....................         $   2.02     $   1.72        17.4
Average NGL prices ($/Gal)....................         $    .31     $    .32        (3.1)

Net income decreased $1.6 million and net cash provided by operating activities increased $10.2 million for the year ended December 31, 1993 compared to the same period in 1992.

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

Historically, product purchases as a percentage of residue gas and NGL sales from the Company's plant production have approximated 70%. Product purchases as a percentage of residue gas and NGL sales from third-party purchases were substantially higher in 1993 than the historical percentage and approximated 95%. The increase in the Company's combined percentage is primarily due to a high proportion of 1993 sales volumes having come from third parties. As a result, total product purchases as a percentage of residue gas and NGL sales increased approximately 6.3% to 81.5% for the year ended December 31, 1993 compared to the same period in 1992.

Plant operating expense increased $7.4 million for the year ended December 31, 1993 compared to the same period in 1992 primarily due to the Mountain Gas and Black Lake acquisitions and an increase in repair and maintenance charges incurred at facilities acquired from UTP.

Selling and administrative expense increased $4.1 million as a result of higher payroll and benefit charges and professional fees resulting from the Company's growing operations and its preparation for the Katy Gas Storage Facility, a litigation reserve established for a lawsuit and franchise taxes resulting from the Company's expansion into states which do not charge income taxes, somewhat offset by increased overhead capitalized to the Company's construction projects. In 1993, overhead capitalized to the Company's construction projects increased approximately $3.3 million when compared to the same period in 1992.

Depreciation, depletion and amortization expense increased $17.5 million for the year ended December 31, 1993 compared to the same period in 1992, primarily due to the Mountain Gas and Black Lake acquisitions. In February 1994, the Katy

Facility commenced operations; depreciation, depletion and amortization expense associated with the Katy Facility will be approximately $3.0 million per year.

Interest expense increased $2.5 million for the year ended December 31, 1993 compared to the same period in 1992 due to higher average long-term debt outstanding. In 1993, interest incurred and capitalized during the construction period of new projects increased approximately $2.8 million compared to the same period in 1992.

In 1993, the corporate income tax rate was increased from 34% to 35%. This rate increase resulted in an increase in deferred income taxes of approximately $2.1 million for the year ended December 31, 1993.

FORWARD LOOKING INFORMATION

The Company cannot accurately predict future hydrocarbon prices and in order to minimize the impact of price fluctuations on the Company's operating results, the Company has entered into futures contracts totaling approximately 70 MMcf per day, or a majority of the Company's share of 1995 natural gas production at an average price of approximately $2.02 per Mcf. Additionally, the Company has entered into futures contracts totaling approximately 375,000 barrels of crude oil at an average price of $18.10 per barrel to hedge a portion of its share of 1995 condensate and crude oil production. The Company has, and will continue to enter into futures contracts for certain purchase and sales transactions as they occur.

Throughput volumes at the Company's facilities are expected to increase approximately 200 MMcf per day based primarily upon the added production to be provided by the Company's recent Oasis acquisition and additional well connections at the Company's facilities in the Green River Basin, Powder River Basin and Permian Basin.

Average gas sales volumes are also expected to increase to approximately 1.3 Bcf per day based primarily upon the Company's expanding marketing capabilities, increased throughput volumes at the Company's processing facilities and as a result of the Katy Facility.

OTHER

The Company continually monitors the economic performance of each operating facility to see that it meets a desired cash flow objective. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options such as consolidation with other company owned facilities, dismantlement, asset swap or outright sale. In 1994, the Company sold the Sligo plant, swapped the Pyote treating facilities for gathering assets in Kansas, consolidated assets in the Powder River Basin and sold the Walnut Bend gathering system. In 1995, the Company expects to consolidate the Lamont gathering system with the Chaney Dell system, salvage the Lamont and Walnut Bend processing plants, and sell non-strategic assets acquired in the recent Oasis acquisition.

The oil and gas industry has experienced an increasing incidence of mergers, acquisitions and combinations in recent years. The Company has evaluated, and will continue to evaluate, any such opportunities, including smaller consolidating acquisitions, that it identifies as offering an opportunity to enhance the Company's operational and industry position.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects and may require the Company to investigate alternative financing sources. Net cash provided by operating activities has been primarily affected by product prices, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, and the margin on third-party residue gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

For the year ended December 31, 1994, the Company's total sources of funds aggregated $300.0 million and was comprised of net proceeds from the issuance of the $2.625 Convertible Preferred Stock of $132.7 million, net proceeds from short-term borrowings of $75.0 million, proceeds from the issuance of long-term debt of $50.0 million, net cash provided by operating activities of $31.0 million, net proceeds received from the disposition of property and equipment of $10.9 million and net proceeds received from the exercise of common stock options of $413,000. During the same period, the Company's use of such funds aggregated $295.9 million which were used primarily to make payments of $179.0 million under its revolving credit facility, to make capital investments of $100.5 million, to pay dividends to holders of 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock of $11.3 million and to pay dividends to holders of Common Stock of $5.1 million.

The Company has Shelf Registrations available which provide for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock.

The Company called for the redemption of its 7.25% Cumulative Senior Perpetual Convertible Preferred Stock (liquidation preference of $40 million) on October 31, 1994, at an aggregate redemption price of $42 million plus accrued dividends. After two previous extensions, the Company and holder agreed to extend the redemption date to May 31, 1995. The holder has the right on or prior to the redemption date to convert the preferred stock into an aggregate of 2,090,000 shares of the Company's common stock. The Company is unable to predict whether redemption or conversion will occur.

The Company has been successful overall in replacing production with new reserves. However, volumes of natural gas dedicated to some of the Company's plants have declined during recent years because additions to dedicated plant reserves have not fully offset production. In 1994, including reserves associated with Westana, the Company connected new reserves to its gathering systems replacing approximately 85% of 1994 production, or 194% of 1994 production including the Company's 1994 acquisition. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties and revisions to previous estimates related to the Company's proved developed properties, totaled approximately 2.1 Tcf at December 31, 1994.

An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At December 31, 1994, the Company held in storage approximately 11.6 million gallons of NGLs at an average cost of $.30 per gallon and 21.9 Bcf of residue gas at an average cost of $2.16 per Mcf ($1.94 per MMBtu) primarily at the Katy Facility.

   Hedging Activities

The Company enters into futures, swaps and option contracts to hedge against a portion of the price risk associated with natural gas and NGLs. Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL purchases or sales when the related inventory is sold. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in residue and NGL sales when the hedged transaction occurs. Margins from the Company's forward fixed price hedges and physical sales for 1995 are expected to more than offset the related $6.1 million of losses deferred at December 31, 1994.

At December 31, 1994, 2,257 contracts (net) (10,000 Mcf per contract) for the sale of residue gas in January 1995 through January 1996 at prices ranging from $1.55 per Mcf to $2.38 per Mcf were outstanding. At December 31, 1993, 296 such contracts were outstanding at prices ranging from $1.87 per Mcf to $2.56 per Mcf. No such contracts for NGLs were outstanding at December 31, 1994 or December 31, 1995. See also "Financing Facilities - Interest Rate Swap Agreements" below.

   Capital Investment Program

Between January 1, 1992 and December 31, 1994, the Company expended approximately $660.3 million on new projects. For the three years ended December 31, 1994, the Company expended $101.0 million, $492.3 million and $67.0 million, respectively, on acquisitions, the construction of the Katy Facility, connection of new reserves, the acquisition of consolidating assets for existing systems and for upgrades to existing and newly acquired facilities.

In order to maintain the volumes of natural gas dedicated to or processed by the Company's existing facilities, future capital expenditures for gathering systems needed to connect new reserves and to acquire consolidating assets are anticipated to be approximately $63.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 million for 1995. The availability of new reserves at existing facilities is somewhat affected by the price of crude oil or natural gas (depending on whether the natural gas is associated gas or gas well gas) which in turn stimulates new drilling at higher price levels.

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

   Financing Facilities

REVOLVING CREDIT FACILITY. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994, and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $325 million, of which $168.0 million was outstanding at December 31, 1994. The commitment decreases to $300 million on January 1, 1995. If the facility is not renewed on January 1, 1997, any outstanding balance thereunder converts to a four-year term loan during which such balance will be repaid in equal quarterly installments. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, the Federal Funds rate plus .50% or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1994, the spread was 1.0% for the Eurodollar rate, resulting in an interest rate of 7.17%. Beginning with the quarter ended March 31, 1995, the spread will increase to 1.25%.

The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At December 31, 1994, the Company's debt to capitalization ratio was in the range of .50 to 1.0 resulting in a commitment fee rate of .30%. Beginning with the quarter ended March 31, 1995, the rate will increase to .375%.

TERM LOAN FACILITY. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively. The $25 million payment due on the Term Note in September 1995 has been classified as long-term debt as the Company intends to fund this payment from amounts available under the Revolving Credit Facility.

The agreement governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") is subject to certain mandatory prepayment terms. If funded debt of the Company exceeds five times the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends, the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 4.0 to 1.0 at September 1, 1995 and 3.50 to 1.0 at September 1, 1998. At December 31, 1994, the Company had approximately $99.8 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the Credit Facilities Agreement), a tangible net worth at December 31, 1994 of at least $403.2 million, a debt to capitalization ratio of no more than 60% through October 31, 1995 and 55% thereafter and an EBITDA to interest ratio of not less than 3.25 to 1.0 through October 31, 1995 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends that exceed the sum of $35 million plus 50% of consolidated net income earned after March 31, 1994 plus 50% of the cumulative net proceeds in excess of the Redemption Limit (as defined in the Credit Facilities Agreement) received from the sale of any equity securities sold after March 31, 1994. At December 31, 1994, this threshold amounted to approximately $38.2 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice. The $8.7 million cash balance at December 31, 1994 is an overnight investment necessitated by the timing of cash receipts.

MASTER SHELF AGREEMENT. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Master Notes due 2000
and $25 million of 7.99% Master Notes due 2003.   Principal payments on the $50
million of Master Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Master Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Master Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995. On October 27, 1994, the Company sold $25 million of 9.05% Master Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Senior Notes due in a single payment on October 27, 2004. At December 31, 1994, the Master Shelf Agreement, as amended, was fully utilized.

SENIOR NOTES. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies led by Connecticut General Life Insurance Company. Principal payments on the $50 million of Senior Notes of $7.1 million will be due on April 30th of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Senior Notes contain certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated.

ADDITIONAL BORROWINGS. The Company anticipates entering into an agreement with Receivables Capital Corporation ("RCC"), as administered by Bank of America National Trust and Savings Association ("BA"), to sell an undivided interest in the Company's trade receivables for a maximum borrowing of $75 million bearing interest at RCC's commercial paper rate plus .375%. Specific terms of this agreement have not yet been negotiated; however, the Company anticipates completion of this agreement in April 1995. On September 2, 1994, in advance of completing the agreement with RCC, BA entered into a Master Note Agreement ("Short-Term Note") with the Company and advanced the Company $75 million bearing interest at the Eurodollar rate plus .50% which resulted in an interest rate of 6.625% at December 31, 1994. The $75 million received under the Short-Term Note was used to reduce borrowings under the revolving credit facility and has been included in short-term borrowings on the Company's Consolidated Balance Sheet at December 31, 1994. The Company anticipates repaying the Short-Term Note with proceeds from RCC.

COVENANT COMPLIANCE. At December 31, 1994, the Company was in compliance with all covenants in its loan agreements.

INTEREST RATE SWAP AGREEMENTS. The Company has entered into various interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations or the exchange of foreign and U.S. currencies, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements and the effects of foreign currency positions that were marked to market are included in other income. At December 31, 1994 and 1993, the total notional principal amount of outstanding interest rate swap agreements was $50 million. In addition to the financial risk that will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements. The Company does not anticipate nonperformance by the counterparties.

The following table summarizes the results of the Company's interest rate swap and foreign currency positions for the three years ended December 31, 1994
(000s):

                                                      1994        1993        1992
                                                     ------     --------     ------
Net (increase) decrease to interest expense.....     $(932)     $ 1,769      $ 250
                                                     =====      =======      =====

Gains on swap termination.......................     $   -      $ 2,590      $ 765
                                                     =====      =======      =====

Losses on foreign currency positions............     $(361)     $(1,175)     $(119)
                                                     =====      =======      =====

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility together with cash provided from operations, will provide it with sufficient financing to connect new reserves, maintain its existing facilities and complete its current capital improvement projects. The Company also believes that cash provided from operations will be sufficient to meet its debt service and preferred stock dividend requirements and redemption requirements, if any.

   Environmental

The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of residue gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or solid waste management procedures. The Company employs seven environmental engineers to monitor environmental compliance and potential liabilities at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform systematic environmental assessments of the Company's existing facilities. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operation.

In 1990, the Congress enacted the Clean Air Act Amendments of 1990 (the "Clean Air Act") which impose more stringent standards on emissions of certain pollutants and require the permitting of certain existing air emissions sources. Many of the regulations have not been promulgated and until their promulgation, the Company cannot make a final assessment of the impact of the Clean Air Act. However, based upon its preliminary review of the proposed regulations, the Company does not anticipate that compliance with the Clean Air Act will require any material capital expenditures, although it will increase permitting costs in 1995 and may increase certain operating costs on an on-going basis. The Company does not believe that such cost increases will have a material effect on the Company's financial position or results of operations.

The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but cannot rule out that possibility.

The Company is in the process of voluntarily cleaning up non-hazardous substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting cleanups at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.4 million for the year ended December 31, 1994. For the year ended December 31, 1994, the Company paid an aggregate of approximately $550,000 in air emissions fees to the states in which it operates. Although the Company anticipates that such air emissions fees will increase over time, the Company does not believe that such increases will have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 1994 and 1993 and for the three years ended December 31, 1994:

                                                                            Page
                                                                            ----
Report of Management...................................................       23
Report of Independent Accountants......................................       24
Consolidated Balance Sheets............................................       25
Consolidated Statements of Cash Flows..................................       26
Consolidated Statements of Operations..................................       27
Consolidated Statements of Changes in Stockholders' Equity.............       28
Notes to Consolidated Financial Statements.............................       29

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

The Company's financial statements are audited by Price Waterhouse LLP, independent accountants. Their report states that they have conducted their audit in accordance with generally accepted auditing standards. These standards include an evaluation of the system of internal accounting controls for the purpose of establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

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


Signature                            Title
---------                            -----

/s/ BILL M. SANDERSON
---------------------
Bill M. Sanderson                President, Chief Operating Officer and Director


/s/ WILLIAM J. KRYSIAK
----------------------
William J. Krysiak               Vice President - Finance (Principal Financial
                                 and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
March 24, 1995

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                    (000s)

                                                                                                  December 31,
                                                                                           ---------------------------
     ASSETS                                                                                   1994            1993
     ------                                                                                -----------     -----------
Current assets:
  Cash and cash equivalents...........................................................     $    8,708      $    4,666
  Trade accounts receivable, net......................................................        134,444         142,336
  Product inventory...................................................................         51,139          20,850
  Parts inventory.....................................................................          2,291           2,161
  Other...............................................................................          1,367           1,544
                                                                                           ----------      ----------
   Total current assets...............................................................        197,949         171,557
                                                                                           ----------      ----------
Property and equipment, at cost:
  Gas gathering, processing, storage and transmission.................................        881,569         684,964
  Oil and gas properties and equipment................................................        140,601         134,638
  Construction in progress............................................................         40,076         148,918
                                                                                           ----------      ----------
                                                                                            1,062,246         968,520
 Less:  Accumulated depreciation, depletion and amortization..........................       (179,537)       (123,351)
                                                                                           ----------      ----------
   Total property and equipment, net..................................................        882,709         845,169
                                                                                           ----------      ----------
Other assets:
  Gas purchase contracts (net of accumulated amortization of $14,872 and
   $10,756, respectively).............................................................         40,958          37,556
  Other...............................................................................         45,746          60,466
                                                                                           ----------      ----------
   Total other assets.................................................................         86,704          98,022
                                                                                           ----------      ----------
Total assets..........................................................................     $1,167,362      $1,114,748
                                                                                           ==========      ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Accounts payable....................................................................     $  145,244      $  160,956
  Short-term debt.....................................................................         75,000               -
  Accrued expenses....................................................................         13,448          17,667
  Dividends payable...................................................................          3,895           2,080
  Income taxes payable................................................................            843               -
                                                                                           ----------      ----------
   Total current liabilities..........................................................        238,430         180,703
Long-term debt........................................................................        418,000         547,000
Deferred income taxes payable.........................................................         68,727          66,481
Other long-term liabilities...........................................................          5,522           6,177
                                                                                           ----------      ----------
   Total liabilities..................................................................        730,679         800,361
                                                                                           ----------      ----------
Commitments and contingent liabilities................................................              -               -
Stockholders' equity:
  Common stock, par value $.10; 100,000,000 shares authorized; 25,712,301 and
   25,651,722 shares issued and outstanding, respectively.............................          2,574           2,565
  Treasury stock, at cost, 25,016 and no shares in treasury, respectively.............           (788)              -
  Preferred Stock; 10,000,000 shares authorized:
   $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000 and no shares issued and outstanding, respectively ($138,000 aggregate
     liquidation preference)..........................................................            276               -
   $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
     and outstanding ($35,000 aggregate liquidation preference).......................            140             140
   7.25% cumulative senior perpetual convertible preferred stock, par value $.10;
     400,000 shares issued and outstanding ($40,000 aggregate liquidation
     preference)......................................................................             40              40
  Additional paid-in capital..........................................................        338,926         205,694
  Notes receivable from key employees secured by common stock.........................         (1,525)         (1,985)
  Retained earnings...................................................................         97,040         107,933
                                                                                           ----------      ----------
   Total stockholders' equity.........................................................        436,683         314,387
                                                                                           ----------      ----------
Total liabilities and stockholders' equity............................................     $1,167,362      $1,114,748
                                                                                           ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (000s)

                                                                                           Year Ended December 31,
                                                                                   ----------------------------------------
                                                                                      1994           1993           1992
                                                                                   ----------     ----------     ----------
Reconciliation of net income to net cash provided by operating activities
-------------------------------------------------------------------------
Net income....................................................................     $   7,364      $  38,102      $  39,688
Add income items that do not affect working capital:
  Depreciation, depletion and amortization....................................        63,586         43,980         26,491
  Deferred income taxes.......................................................         2,246          7,439          8,361
  Other non-cash items........................................................           452             77          1,436
                                                                                   ---------      ---------      ---------
                                                                                      73,648         89,598         75,976
                                                                                   ---------      ---------      ---------
Adjustments to working capital to arrive at net cash provided by operating activities:
  (Increase) decrease in trade accounts receivable............................         7,892        (38,078)        (2,227)
  (Increase) decrease in product inventory....................................       (30,289)        (2,540)         8,280
  (Increase) decrease in parts inventory......................................          (130)          (490)           359
  (Increase) decrease in other current assets.................................           177             56           (278)
  Increase in other assets and liabilities, net...............................        (1,068)        (6,456)        (4,783)
  Increase (decrease)in accounts payable......................................       (15,712)        68,813         14,939
  Increase (decrease) in accrued expenses.....................................        (4,322)        (7,398)         1,011
  Increase in income taxes payable............................................           843              -              -
                                                                                   ---------      ---------      ---------
   Total adjustments..........................................................       (42,609)        13,907         17,301
                                                                                   ---------      ---------      ---------
Net cash provided by operating activities.....................................        31,039        103,505         93,277
                                                                                   ---------      ---------      ---------

Cash flows from investing activities:
  Payments for business acquisitions..........................................       (24,685)      (302,988)       (11,299)
  Payments for additions to property and equipment............................       (67,148)      (150,216)       (54,681)
  Proceeds from dispositions of property and equipment........................        10,897            741         18,547
  Contributions to investments for capital expenditures.......................        (1,189)       (11,647)        (1,041)
  Gas purchase contracts acquired.............................................        (7,518)       (27,477)             -
                                                                                   ---------      ---------      ---------
Net cash used in investing activities.........................................       (89,643)      (491,587)       (48,474)
                                                                                   ---------      ---------      ---------

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock...............................       132,676              -         33,400
  Net proceeds from exercise of common stock options..........................           741            879          1,114
  Notes receivable from key employees secured by common stock.................          (328)          (507)          (580)
  Proceeds from short-term borrowings.........................................        75,000              -              -
  Proceeds from issuance of long-term debt....................................        50,000        100,000         50,000
  Net borrowings (payments) under revolving credit facility...................      (179,000)       290,000       (109,050)
  Dividends paid to holders of common stock...................................        (5,137)        (5,118)        (5,085)
 Dividends paid to holders of preferred stock.................................       (11,306)        (5,666)        (2,900)
                                                                                   ---------      ---------      ---------
  Net cash provided by (used in) financing activities.........................        62,646        379,588        (33,101)
                                                                                   ---------      ---------      ---------
Net increase (decrease) in cash...............................................         4,042         (8,494)        11,702
Cash and cash equivalents at beginning of period..............................         4,666         13,160          1,458
                                                                                   ---------      ---------      ---------
Cash and cash equivalents at end of period....................................     $   8,708      $   4,666      $  13,160
                                                                                   =========      =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  (000s, except share and per share amounts)

                                                                       Year Ended December 31,
                                                             --------------------------------------------
                                                                 1994             1993            1992
                                                             -----------      -----------     -----------
Revenues:
 Sale of residue gas....................................     $   707,869      $   563,068     $   278,928
 Sale of natural gas liquids............................         309,358          333,880         290,230
 Processing and transportation revenue..................          35,017           25,622          22,124
 Other, net.............................................          11,245            9,768           8,834
                                                             -----------      -----------     -----------

  Total revenues........................................       1,063,489          932,338         600,116
                                                             -----------      -----------     -----------
Costs and expenses:
 Product purchases......................................         853,398          730,676         427,906
 Plant operating expense................................          68,500           62,387          54,999
 Oil and gas exploration and production costs...........           5,449            3,283           2,528
 Selling and administrative expense.....................          29,116           23,409          19,298
 Depreciation, depletion and amortization...............          63,586           43,980          26,491
 Interest expense.......................................          31,916           12,972          10,449
                                                             -----------      -----------     -----------

  Total costs and expenses..............................       1,051,965          876,707         541,671
                                                             -----------      -----------     -----------
Income before taxes.....................................          11,524           55,631          58,445

Provision for income taxes:
 Current................................................           1,913           10,090          10,396
 Deferred...............................................           2,247            7,439           8,361
                                                             -----------      -----------     -----------

                                                                   4,160           17,529          18,757
                                                             -----------      -----------     -----------

Net income..............................................     $     7,364      $    38,102     $    39,688
                                                             ===========      ===========     ===========

Weighted average shares of common stock outstanding.....      25,695,760       25,608,503      25,453,029
                                                             ===========      ===========     ===========

Earnings (loss) per share of common stock...............     $      (.19)     $      1.25     $      1.43
                                                             ===========      ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (000s, except share amounts)

                                                                     Shares of
                                                                       7.25%
                                                                     Cumulative                  Shares of
                                                                      Senior       Shares of      $2.625
                                                                     Perpetual       $2.28      Cumulative
                                         Shares       Shares of     Convertible    Cumulative   Convertible
                                       of Common    Common Stock     Preferred     Preferred     Preferred     Common     Treasury
                                         Stock       in Treasury       Stock         Stock         Stock        Stock      Stock
                                       ----------   ------------    -----------    ----------   -----------    -------    --------
Balance at December 31, 1991........   25,350,530             -       400,000              -             -      $2,535     $   -
Net income, 1992....................            -             -             -              -             -           -         -
Stock options exercised.............      172,045             -             -              -             -          17         -
Proceeds from issuance of $2.28
 Cumulative Preferred Stock.........            -             -             -      1,400,000             -           -         -
Dividends declared on common stock..            -             -             -              -             -           -         -
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........            -             -             -              -             -           -         -
Dividends declared on $2.28
 Cumulative Preferred Stock.........            -             -             -              -             -           -         -
                                       ----------       --------     --------     ----------    ----------     -------    -------
Balance at December 31, 1992........   25,522,575             -       400,000      1,400,000             -       2,552         -
Net income, 1993....................            -             -             -              -             -           -         -
Stock options exercised.............      129,147             -             -              -             -          13         -
Dividends declared on common stock..            -             -             -              -             -           -         -
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........            -             -             -              -             -           -         -
Dividends declared on $2.28
 Cumulative Preferred Stock.........            -             -             -              -             -           -         -
                                       ----------       --------     --------     ----------    ----------     -------    -------
Balance at December 31, 1993........   25,651,722             -       400,000      1,400,000             -       2,565         -
Net income, 1994....................            -             -             -              -             -           -         -
Stock options exercised.............       85,595             -             -              -             -           9         -
Treasury stock, at cost.............      (25,016)       25,016             -              -             -           -      (788)
Proceeds from issuance of $2.625
 Cumulative Convertible
 Preferred Stock....................            -             -             -              -     2,760,000           -         -
Dividends declared on common stock..            -             -             -              -             -           -         -
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........            -             -             -              -             -           -         -
Dividends declared on $2.28
 Cumulative Preferred Stock.........            -             -             -              -             -           -         -
Dividends declared on $2.625
 Cumulative Convertible
 Preferred Stock....................            -             -             -              -             -           -         -
                                       ----------       --------     --------     ----------    ----------     -------    -------
Balance at December 31, 1994........   25,712,301        25,016       400,000      1,400,000     2,760,000      $2,574     $(788)
                                       ==========       ========     ========     ==========    ==========     =======    =======

                                          7.25%
                                        Cumulative
                                         Senior                     $2.625
                                        Perpetual      $2.28      Cumulative                  Notes                    Total
                                       Convertible   Cumulative   Convertible  Additional   Receivable                Stock-
                                        Preferred    Preferred     Preferred    Paid-In     from Key     Retained     holders'
                                          Stock        Stock         Stock      Capital     Employees    Earnings     Equity
                                       -----------  -----------   -----------  ----------   ----------   --------    --------
Balance at December 31, 1991........    $  40       $    -         $  -        $169,987     $  (898)     $ 49,725    $221,389
Net income, 1992....................        -            -            -               -           -        39,688      39,688
Stock options exercised.............        -            -            -           1,097        (580)            -         534
Proceeds from issuance of $2.28
 Cumulative Preferred Stock.........        -          140            -          33,636           -             -      33,776
Dividends declared on common stock..        -            -            -               -           -        (5,094)     (5,094)
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........        -            -            -               -           -        (2,900)     (2,900)
Dividends declared on $2.28
 Cumulative Preferred Stock.........        -            -            -               -           -          (372)       (372)
                                        -----       ------         ----        --------     --------     --------    --------
Balance at December 31, 1992........       40          140            -         204,720      (1,478)       81,047     287,021
Net income, 1993....................        -            -            -               -           -        38,102      38,102
Stock options exercised.............        -            -            -             974        (507)            -         480
Dividends declared on common stock..        -            -            -               -           -        (5,124)     (5,124)
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........        -            -            -               -           -        (2,900)     (2,900)
Dividends declared on $2.28
 Cumulative Preferred Stock.........        -            -            -               -           -        (3,192)     (3,192)
                                        -----       ------         ----        --------     --------     --------    --------
Balance at December 31, 1993........       40          140            -         205,694      (1,985)      107,933     314,387
Net income, 1994....................        -            -            -               -           -         7,364       7,364
Stock options exercised.............        -            -            -             831        (328)            -         512
Treasury stock, at cost.............        -            -            -               -         788             -           -
Proceeds from issuance of $2.625
 Cumulative Convertible
 Preferred Stock....................        -            -          276         132,401           -             -     132,677
Dividends declared on common stock..        -            -            -               -           -        (5,140)     (5,140)
Dividends declared on 7.25%
 Cumulative Senior Perpetual
 Convertible Preferred Stock........        -            -            -               -           -        (2,900)     (2,900)
Dividends declared on $2.28
 Cumulative Preferred Stock.........        -            -            -               -           -        (3,192)     (3,192)
Dividends declared on $2.625
 Cumulative Convertible
 Preferred Stock....................        -            -            -               -           -        (7,025)     (7,025)
                                        -----       ------         ----        --------     --------     --------    --------
Balance at December 31, 1994........    $  40       $  140         $276        $338,926     $(1,525)     $ 97,040    $436,683
                                        =====       ======         ====        ========     ========     ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION, ACCOUNTING POLICIES AND OTHER MATTERS
------------------------------------------------------------

Western Gas Resources, Inc., a Delaware corporation, is an independent gas gatherer, processor and marketer with operations in major oil and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. Western Gas Resources, Inc. owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs").

Western Gas Resources, Inc. was formed in October 1989 to acquire a majority interest in Western Gas Processors, Ltd. (the "Partnership") and to assume the duties of WGP Company, the general partner of the Partnership. The Partnership had been a Colorado limited partnership formed in 1977 to engage in the gathering and processing of natural gas. The reorganization was accomplished in December 1989 through an exchange for common stock of partnership units held by the former general partners of WGP Company (the "Principal Stockholders") and an initial public offering of Western Gas Resources, Inc. common stock. On May 1, 1991, a further restructuring of the Partnership and Western Gas Resources, Inc. (together with its predecessor, WGP Company, collectively, the "Company") was approved by a vote of the security holders. The combinations were reorganizations of entities under common control and have been accounted for at historical cost in a manner similar to poolings of interests. The Company has restated all historical financial information to reflect the restructuring.

In October 1991, the Company issued 400,000 shares of 7.25% cumulative perpetual convertible preferred stock ("7.25% Convertible Preferred Stock"), with a liquidation preference of $100 per share to an institutional investor.

In November 1991, the Company issued 4,115,000 shares of common stock at a public offering price of $18.375 per share.

In November 1992, the Company issued 1,400,000 shares of $2.28 cumulative preferred stock ("$2.28 Cumulative Preferred Stock"), with a liquidation preference of $25 per share, at a public offering price of $25 per share.

In February 1994, the Company issued 2,760,000 shares of $2.625 cumulative convertible preferred stock ("$2.625 Convertible Preferred Stock"), with a liquidation preference of $50 per share, at a public offering price of $50 per share.

SIGNIFICANT BUSINESS ACQUISITIONS AND DISPOSITIONS

   Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of pipeline and two treating facilities. In addition, the Company has entered into a long-term agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline. The Company will install a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Facility.

   Mountain Gas

Effective January 1, 1993, the Company acquired the stock of Mountain Gas Resources, Inc. ("Mountain Gas") from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt of Mountain Gas.

Mountain Gas owns the Red Desert and Granger facilities, both located near the Company's Lincoln Road gas processing plant and gathering system. The 22% interest in the Granger facility previously not owned by Mountain Gas was purchased by the Company in two separate transactions in November and December 1993 for an aggregate of $27.7 million. At the date of acquisition, the Red Desert facility consisted of a cryogenic plant and the Granger plant consisted of a refrigeration unit and a cryogenic unit. In December 1993, the Company completed construction of an additional cryogenic processing plant at Granger, at a total additional cost of approximately $4.8 million.

                         WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Construction of a new tank farm and repairs to the cryogenic units were completed and fully operational in August 1994. Claims for physical damage to the Company's facilities totaled approximately $6.7 million, of which $1.8 million had been received through December 31, 1994. In addition, the Company has recorded $3.3 million as other revenue for losses covered under its business interruption insurance policy for the year ended December 31, 1994. The Company believes that insurance will cover, subject to certain deductibles, the remaining amounts outstanding for physical damage, business interruption and third-party property, and for bodily injury claims, if any. The Company does not expect uninsured losses, if any, to be material.

   Black Lake

Effective January 1, 1993, the Company purchased the Black Lake gas processing plant and related reserves ("Black Lake") from Nerco Oil & Gas, Inc. ("Nerco") for approximately $136.2 million. The acquisition included a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant. The purchase also included 50% of the stock of Black Lake Pipeline Company, which owns a 240 mile liquids pipeline extending from Cotton Valley, Louisiana to Mont Belvieu, Texas and transports NGLs for Black Lake and three unaffiliated gas processing plants. In May 1994, the Company sold its 50% of the stock in Black Lake Pipeline Company for approximately $5.4 million. The difference of approximately $2.5 million between the recorded book value and the sales price was treated as a purchase price adjustment.

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

The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. Westana also operates PEPL's 400 mile gathering system, which will be contributed to Westana after abandonment approval by the FERC. The FERC issued a ruling on March 15, 1995 which the Company is evaluating. The Company also made additional contractual partnership contributions of $8.3 million through December 31, 1994 for necessary modifications to the gathering system. This contribution is to be recouped by the Company through preferential partnership distributions.

   Midkiff/Benedum System

Effective October 1, 1992, the Company sold a 20% undivided interest in the Midkiff and Benedum gas processing plants to the major producer in the area of the plant for $22 million, resulting in an increase to net income of $2.9 million, or $.11 per share of common stock. At December 31, 1994 this percentage approximated 22% and will increase or decrease based upon changes in throughput volumes at the facilities.

ACCOUNTING POLICIES

The significant accounting policies followed by the Company and the Company's wholly owned subsidiaries are presented here to assist the reader in evaluating the financial information contained herein. The Company's accounting policies are in accordance with generally accepted accounting principles.

     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's interest in certain investments is accounted for by the equity method.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Revenue Recognition

Revenue for sales or services is recognized at the time the natural gas or NGLs are sold or at the time the service is performed.

     Reclassification

Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1994.

     Earnings Per Share of Common Stock

Earnings per share of common stock is computed by dividing net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared on the 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and the $2.625 Convertible Preferred Stock . The computation of fully diluted earnings per share of common stock for the three years ended December 31, 1994 was not dilutive; therefore, only primary earnings per share of common stock is presented.

     Inventories

Product inventory includes $47.5 million and $15.5 million of residue gas and $3.5 million and $5.2 million of NGLs at December 31, 1994 and 1993, respectively.

Prior to 1992, the cost of residue gas and NGL inventories was determined by the weighted average cost and the first-in, first-out (FIFO) methods, respectively, on a location by location basis. Effective January 1, 1992, the Company changed its method of accounting for NGL inventories to the last-in, first-out (LIFO) method. The effect of this change was not material to the Company's results of operations for the year ended December 31, 1992. Residue inventory covered by hedging contracts is accounted for on a specific identification basis.

     Property and Equipment

Depreciation is provided using the straight-line method based on the estimated useful life of each facility which ranges from three to 45 years. Useful lives are determined based on the shorter of the life of the equipment or the reserves serviced by the equipment. The cost of certain gas purchase contracts is amortized using the units-of-production method.

Interest incurred during the construction period of new projects is capitalized and amortized over the life of the associated assets. Such capitalized interest was $1.5 million, $4.9 million and $2.1 million, respectively, for the three years ended December 31, 1994.

     Oil and Gas Properties and Equipment

The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rentals and geological and geophysical costs are charged to expense as incurred. If the undiscounted future net revenue of all proved developed properties does not exceed the net book value of such properties, a charge for impairment would be made against income of the period affected. Upon surrender of undeveloped properties, the original cost is charged against income. Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved reserves for producing properties and proved developed reserves for lease and well equipment.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Income Taxes

Deferred income taxes for the three years ended December 31, 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

     Hedging Activities

The Company enters into futures, swaps and option contracts to hedge against a portion of the price risk associated with natural gas and NGLs. Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in sales when the related inventory is sold. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in sales when the hedged transaction occurs.

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

     Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies. At December 31, 1994, the Company had no significant concentrations of credit risk.

     Fair Value of Financial Instruments

The aggregate fair value of all of the Company's financial instruments approximates the aggregate carrying value.

     Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

     Supplementary Cash Flow Information

Interest paid was $32.8 million, $16.4 million and $12.5 million, respectively, for the three years ended December 31, 1994.

Income taxes paid were $1.1 million, $10.2 million and $12.5 million, respectively, for the three years ended December 31, 1994.

In February 1994, the President and Chief Operating Officer of the Company, surrendered 25,016 shares of the Company's common stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of a loan and all accrued interest of approximately $788,000.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

In 1994, the Company exchanged its Pyote Treating Facility for the Jayhawk gathering system in a transaction valued at approximately $800,000. In 1993, the Company exchanged its Fairview Gas Processing Plant for various gas gathering and processing equipment located in Montana and Kansas in a transaction valued at approximately $3.7 million.

Payments for business acquisitions during the year ended December 31, 1993 include the following payments for working capital and other liabilities assumed
(000s):

       Trade accounts receivable, net............................    $ 13,338
       Product inventory.........................................         614
       Other current assets......................................          42
       Other assets..............................................       1,817
       Accounts payable..........................................      (5,487)
       Accrued expenses..........................................     (10,588)
                                                                     --------
        Total....................................................    $   (264)
                                                                     ========

NOTE 2 - RELATED PARTIES
------------------------

The Company purchases a significant portion of production from Williston Gas Company ("Williston") and Westana for resale to unrelated third parties. Such purchases from Williston included in the Consolidated Statement of Operations were $8.2 million, $8.6 million and $4.0 million, respectively, for the three years ended December 31, 1994. Purchases from Westana totaled $12.2 million and $5.3 million, respectively, for the two years ended December 31, 1994.

The Company performs various operational and administrative functions for Williston and Westana and allocates the actual expenses incurred in performing the services to each Company. Such charges for Williston totaled $1.4 million, $2.4 million and $3.2 million, respectively, for the three years ended December 31, 1994. Charges to Westana totaled $239,000 and $933,000 for the two years ended December 31, 1994.

In July 1990, the Company loaned Bill M. Sanderson, President, Chief Operating Officer and a Director, approximately $748,000 to purchase 294,524 shares of Common Stock in the Company. In February 1994, the loan and all accrued interest was repaid in full by Mr. Sanderson through surrender of 25,016 shares of the Company's Common Stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price.

The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan and the Employee Option Plan (See Note 7). The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for periods specified under the agreements. As of December 31, 1994 and 1993 loans totaling $1.5 million and $1.2 million, respectively, were outstanding to key employees under these programs. The loans are secured by the common stock issuable upon exercise of the options and are accounted for as a reduction of stockholders' equity. During 1994, the Board of Directors approved the forgiveness of loans to a key employee totaling approximately $130,000 after his resignation and prior to satisfaction of the continuous service requirements of the loan agreement.

NOTE 3 - RISK MANAGEMENT
------------------------

Natural Gas and NGL Hedges

The Company enters into futures, swaps and option contracts to hedge against a portion of the price risk associated with natural gas and NGLs. Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL sales when the related inventory is sold.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in residue and NGL purchases or sales when the hedged transaction occurs. Margins from the Company's forward fixed price hedges and physical sales for 1995 are expected to more than offset the related $6.1 million of losses deferred at December 31, 1994.

At December 31, 1994, 2,257 contracts (net) (10,000 Mcf per contract) for the sale of residue gas in January 1995 through January 1996 at prices ranging from $1.55 per Mcf to $2.38 per Mcf were outstanding. At December 31, 1993, 296 such contracts were outstanding at prices ranging from $1.87 per Mcf to $2.56 per Mcf. No such contracts were outstanding for NGLs at December 31, 1994 or December 31, 1993.

Interest Rate Swaps

The Company has entered into various interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations or the exchange of foreign and U.S. currencies, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements and the effects of foreign currency positions that were marked to market are included in other income. At December 31, 1994 and 1993, the total notional principal amount of outstanding interest rate swap agreements was $50 million. In addition to the financial risk that will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements. The Company does not anticipate nonperformance by the counterparties.

The following table summarizes the results of the Company's interest rate swap and foreign currency positions for the three years ended December 31, 1994
(000s):

                                                      1994        1993        1992
                                                     ------     --------     ------
Net (increase) decrease to interest expense.....     $(932)     $ 1,769      $ 250
                                                     =====      =======      =====

Gains on swap termination.......................     $   -      $ 2,590      $ 765
                                                     =====      =======      =====

Losses on foreign currency positions............     $(361)     $(1,175)     $(119)
                                                     =====      =======      =====

NOTE 4 - DEBT
-------------

The following summarizes the Company's consolidated debt at the dates indicated
(000s):

                                                          December 31,
                                                      ---------------------
                                                        1994         1993
                                                      --------     --------
     Variable rate revolving credit facility.....     $168,000     $345,000
     Master shelf and senior notes...............      200,000      150,000
     Bank term loan facility.....................       50,000       50,000
     Line of credit..............................            -        2,000
                                                      --------     --------

      Total long-term debt.......................      418,000      547,000
                                                      --------     --------

     Short-term debt.............................       75,000            -
                                                      --------     --------

      Total debt.................................     $493,000     $547,000
                                                      ========     ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

   FINANCING FACILITIES

REVOLVING CREDIT FACILITY. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994, and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $325 million, of which $168.0 million was outstanding at December 31, 1994. The commitment decreases to $300 million on January 1, 1995. If the facility is not renewed on January 1, 1997, any outstanding balance thereunder converts to a four-year term loan during which such balance will be repaid in equal quarterly installments. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, the Federal Funds rate plus .50% or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1994, the spread was 1.0% for the Eurodollar rate resulting in an interest rate of 7.17%.

The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At December 31, 1994, the Company's debt to capitalization ratio was in the range of .50 to 1.0 resulting in a commitment fee rate of .30%.

TERM LOAN FACILITY. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively. The $25 million payment due on the Term Note in September 1995 has been classified as long-term debt as the Company intends to fund this payment from amounts available under the Revolving Credit Facility.

The Company's agreement governing the Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") is subject to certain mandatory prepayment terms. If funded debt of the Company exceeds five times the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends, the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 4.0 to 1.0 at September 1, 1995 and 3.50 to 1.0 at September 1, 1998. At December 31, 1994, the Company had approximately $99.8 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the Credit Facilities Agreement), a tangible net worth at December 31, 1994 of at least $403.2 million, a debt to capitalization ratio of no more than 60% through October 31, 1995 and 55% thereafter and an EBITDA to interest ratio of not less than 3.25 to 1.0 through October 31, 1995 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends that exceed the sum of $35 million plus 50% of consolidated net income earned after March 31, 1994 plus 50% of the cumulative net proceeds in excess of the Redemption Limit (as defined in the Credit Facilities Agreement) received from the sale of any equity securities sold after March 31, 1994. At December 31, 1994, this threshold amounted to approximately $38.2 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice. The $8.7 million cash balance at December 31, 1994 is an overnight investment necessitated by the timing of cash receipts.

MASTER SHELF AGREEMENT. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Master Notes due 2000
and $25 million of 7.99% Master Notes due 2003.   Principal payments on the $50
million of Master Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Master Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Master Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995. On October 27,

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

1994, the Company sold $25 million of 9.05% Master Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Master Notes due in a single payment on October 27, 2004. At December 31, 1994, the Master Shelf Agreement, as amended, was fully utilized.

SENIOR NOTES. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies led by Connecticut General Life Insurance Company. Principal payments on the $50 million of Senior Notes of $7.1 million will be due on April 30th of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Senior Notes contain certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated.

ADDITIONAL BORROWINGS. The Company anticipates entering into an agreement with Receivables Capital Corporation ("RCC"), as administered by Bank of America National Trust and Savings Association ("BA"), to sell an undivided interest in the Company's trade receivables for a maximum borrowing of $75 million bearing interest at RCC's commercial paper rate plus .375%. Specific terms of this agreement have not yet been negotiated; however, the Company anticipates completion of this agreement in April 1995. On September 2, 1994, in advance of completing the agreement with RCC, BA entered into a Master Note Agreement ("Short-Term Note") with the Company and advanced the Company $75 million bearing interest at the Eurodollar rate plus .50% which resulted in an interest rate of 6.625% at December 31, 1994. The $75 million received under the Short-Term Note was used to reduce borrowings under the revolving credit facility and has been included in short-term borrowings on the Company's Consolidated Balance Sheet at December 31, 1994. The Company anticipates repaying the Short-Term Note with proceeds from RCC.

COVENANT COMPLIANCE. At December 31, 1994, the Company was in compliance with all covenants in its loan agreements.

Approximate future maturities of long-term debt at the date indicated are as follows (in 000s):

                                                                   December 31,
                                                                        1994
                                                                   ------------
   1995........................................................      $      -
   1996........................................................        12,500
   1997........................................................        67,893
   1998........................................................        63,726
   1999........................................................        63,726
   Thereafter..................................................       210,155
                                                                     --------

                                                                     $418,000
                                                                     ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5 - INCOME TAXES
---------------------

The provision for income taxes for the three years ended December 31, 1994 are comprised of (000s):

                                            1994       1993         1992
                                           ------     -------     --------

Current:
  Federal.............................     $1,913     $10,090     $10,397
  State...............................          -           -          (1)
                                           ------     -------     -------

  Total Current.......................      1,913      10,090      10,396
                                           ------     -------     -------

Deferred:
  Federal.............................      2,113       6,411       7,305
  State...............................        134       1,028       1,056
                                           ------     -------     -------

Total Deferred........................      2,247       7,439       8,361
                                           ------     -------     -------

  Total tax provision.................     $4,160     $17,529     $18,757
                                           ======     =======     =======

Temporary differences and carryforwards which give rise to the deferred tax liability at December 31, 1994 and 1993 are as follows (000s):

                                                                                        1994          1993
                                                                                      ---------     ---------
Property and equipment...........................................................     $ 91,559      $ 70,131
Deferred taxes attributable to differences between the book and tax basis of
 acquired assets.................................................................       22,750        23,637
AMT benefit carryforward.........................................................      (25,059)      (23,642)
NOL carryforwards................................................................      (20,597)       (3,779)
Other............................................................................           74           134
                                                                                      --------      --------

 Total deferred income taxes.....................................................     $ 68,727      $ 66,481
                                                                                      ========      ========

The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes for the three years ended December 31, 1994 are summarized as follows (000s):

                                                       1994         %         1993         %         1992         %
                                                      -------     -----     --------     -----     --------     -----
Income tax at statutory rate.....................     $4,033      35.0      $19,471      35.0      $19,872      34.0
State income taxes, net of federal
 benefit.........................................        158       1.4          656       1.2          696       1.2
Increase in deferred income taxes to reflect
 the change in the federal tax rate..............          -         -        2,100       3.8            -         -
Reduction of deferred income taxes to
 reflect NOL and AMT benefit
 carryforwards...................................          -         -       (3,779)     (6.8)      (1,932)     (3.3)
Other............................................        (31)     (0.3)        (919)     (1.7)         121       0.2
                                                      ------      ----      -------      ----      -------      ----

Total............................................     $4,160      36.1      $17,529      31.5      $18,757      32.1
                                                      ======      ====      =======      ====      =======      ====


                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

   Mountain Gas

On January 26, 1995, Green River and Mountain Gas entered into an agreement with Cabot Oil & Gas Production Corporation, as successor to Washington Energy Exploration, Inc. ("Cabot") settling all claims (both known and unknown) between the parties relating to events that occurred prior to January 1, 1995, including claims raised in the case of Green River Gathering Company and Mountain Gas
                             ----------------------------------------------
Resources, Inc. v. Washington Energy Exploration, Inc., Case No. 93CV2696,
------------------------------------------------------
District Court, Arapahoe County, Colorado. As part of the settlement, Mountain and Cabot have entered into a long-term Gas Gathering Agreement.

On July 28, 1994, the Company and its wholly-owned subsidiary Mountain Gas filed a complaint in United States District Court, Denver, Colorado, against Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Leveraged Equity Fund
II, Inc., Morgan Stanley & Co., Incorporated and certain former directors and officers of Mountain Gas seeking monetary damages. The complaint alleges certain acts and omissions that violated federal and state securities laws by the defendants in connection with the Company's July 1993 purchase of the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. The acts and omissions set forth in the complaint relate primarily to defendants' failure to disclose adequately the nature and scope of the dispute between Mountain Gas and Washington Energy. In addition, the Company and Mountain Gas have raised fraud, misrepresentation and breach of contract claims against certain of the defendants.

   Katy Condemnation

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

A majority of the land and mineral owners involved in the condemnation proceedings appealed to County Court, seeking a declaration that Storage did not possess the right to condemn or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. In all but one of those appeals, the right to condemn issue has been resolved in favor of Storage, although factual issues in individual cases remain open as to whether that right was exercised properly.

In August 1994, in the only appeals in which the compensation issue has been determined, a jury awarded a landowner adjacent to the 82 acre site where the compression facilities are located a total of $214,000 and another jury awarded a landowner within 1,000 feet of the 82 acre site a total of $38,000, for storage rights and damages to property not taken. The Court also ruled in those appeals that Storage had properly exercised the right to condemn. The Special Commissioners had previously awarded these landowners a total of approximately $2,000 and $600, respectively. The Company does not believe that these jury verdicts are representative of what will occur in subsequent trials, although there is no assurance of this. In addition, the Company believes that several reversible errors were committed at trial and appeals of the jury verdicts are now pending in the Texas Court of Appeals.

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, as well as the specific claims discussed above, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 7 - EMPLOYEE BENEFIT PLANS
-------------------------------

A discretionary profit sharing plan exists for all Company employees meeting certain service requirements. The Company makes annual contributions to the plan as determined by the Board of Directors. Contributions are made to trust funds administered by an independent investment manager. Contributions were $1.3 million, $2.2 million and $2.0 million, respectively, for the three years ended December 31, 1994.

The Board of Directors of the Company has adopted a Key Employees' Incentive Stock Option Plan and a Non-Employee Director Stock Option Plan that authorize the granting of options to purchase 250,000 and 20,000 shares of the Company's common stock, respectively. The Board of Directors has granted options to purchase 240,000 shares of common stock to certain officers and 20,000 shares of common stock to non-employee directors of the Company, at exercise prices ranging from $10.71 to $34.00. Each of these options became exercisable as to 25% of the shares covered by it on the later of January 1, 1992 or one year from the date of grant, subject to the continuation of the optionee's relationship with the Company, and became exercisable as to an additional 25% of the covered shares on the latter of each subsequent January 1 through 1995 or on each subsequent date of grant anniversary, subject to the same condition. The Company has entered into agreements committing the Company to loan certain key employees an amount sufficient to exercise their options as each portion of their options vests. The Company will forgive the associated loan and accrued interest if the employee has been continuously employed by the Company for four years after the date of each loan increment.

In April 1987, the Partnership adopted an employee option plan that authorizes granting options to employees to purchase 430,000 common units in the Partnership. Pursuant to the Restructuring, the Company assumed the Partnership's obligation under the employee option plan. The plan was amended upon the Restructuring to allow each holder of existing options to exercise such options and acquire one share of common stock for each common unit they were originally entitled to purchase. The exercise price and all other terms and conditions for the exercise of such options issued under the amended plan were the same as under the plan, except that the Restructuring accelerated the time after which certain options may be exercised. In February 1994, the Board of Directors retroactively approved, adopted and ratified approximately 53,000 options which were granted to employees in excess of the 430,000 options originally authorized. No additional options may be granted under this plan. Through December 31, 1994 and 1993, the Board of Directors has granted options under the plan to purchase shares of common stock at $5.40 per share to approximately 355 employees. As of December 31, 1994 and 1993, approximately 445,000 and 415,000 options were vested and approximately 375,000 and 325,000 options for shares of common stock had been exercised, respectively. Options may be exercised only at the rate of 20% of the shares of common stock subject to such option for each year of continuous service by the optionee commencing from the later of July 2, 1987 or the optionee's employment commencement date. The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in any one year. The Company will forgive any associated loan and accrued interest on July 2, 1997, if the employee is then employed by the Company. As of December 31, 1994 and 1993, loans related to 190,373 and 162,998 shares of common stock, totaling $1.5 million and $1.2 million, were extended under these terms.

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

The Board of Directors of the Company determines and designates from time to time those employees of the Company to whom options are to be granted. If any option terminates or expires prior to being exercised, the shares relating to such option shall be released and may be subject to reissuance pursuant to a new option. The Board of Directors has the right to, among other things, fix the price, terms and conditions for the grant or exercise of any option. The purchase price of the stock under each option shall be the fair market value of the stock at the time such option is granted.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Options granted will vest 20% each year or the anniversary of the date of grant commencing with the first anniversary. The employee must exercise the option
within five years of the date each portion vests.   If an employee's employment
with the Company terminates, the employee may, within the 60 day period immediately following such termination of employment, but in no event later than the expiration date specified in the Option Agreement, exercise any options that have vested as of the date of such termination. If employment terminates by reason of death or disability, the employee (in the event of disability) or the person or persons to whom rights under the option shall pass by will or by the applicable laws of decent and distribution (in the event of death) shall be entitled to exercise 100% of the options granted regardless of the employee's years of service; provided however, that no such option may be exercised after 180 days from the date of death or termination of employment with the Company as a result of disability. Through December 31, 1994 and 1993, the Board of Directors has granted approximately 710,000 and 384,000 options, respectively, at exercise prices ranging from $18.625 to $35.50 per share of common stock to approximately 455 employees. Of the options granted under this plan in 1994, 267,000 options were granted to officers of the Company in December 1994 at an exercise price of $18.625 per share. At December 31, 1994 approximately 64,025 options were vested. No options have been exercised under the 1993 plan.


NOTE 8 -  SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING
          -------------------------------------------------
          ACTIVITIES (UNAUDITED):
          -----------------------
   Costs

The following tables set forth capitalized costs at December 31, 1994 and 1993 and costs incurred for oil and gas producing activities for the two years ended December 31, 1994 (000s):

                                                         1994          1993
                                                       --------      --------
Capitalized costs:
 Proved properties................................     $136,861      $130,783
 Unproved properties..............................        7,448         3,855
                                                       --------      --------

Total.............................................      144,309       134,638
 Less accumulated depletion.......................      (35,346)      (17,877)
                                                       --------      --------

Net capitalized costs.............................     $108,963      $116,761
                                                       ========      ========

Costs incurred:
Acquisition of properties
 Proved...........................................     $  2,523      $ 95,518
 Unproved.........................................        1,617         2,428
Development costs.................................        3,555         1,106
Exploration costs.................................        2,465           320
                                                       --------      --------

Total costs incurred..............................     $ 10,160      $ 99,372
                                                       ========      ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

   Results of Operations

The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the two years ended December 31, 1994 are as follows (000s):

                                                          1994          1993
                                                        ---------     ---------
Revenues from sale of oil and gas:
 Sales.............................................     $  3,402      $  4,112
 Transfers.........................................       37,335        27,567
                                                        --------      --------

   Total...........................................       40,737        31,679
Production costs...................................       (4,960)       (2,963)
Exploration costs..................................         (489)         (320)
Depreciation, depletion and amortization...........      (17,469)      (10,857)
Income tax expense.................................       (2,960)       (3,182)
                                                        --------      --------

Results of operations..............................     $ 14,859      $ 14,357
                                                        ========      ========

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

The following table sets forth information for the two years ended December 31, 1994 with respect to changes in the Company's proved reserves, all of which are in the United States. The Company has no significant undeveloped reserves.

                                                          Natural       Crude
                                                            Gas          Oil
                                                           (MMcf)      (MBbls)
                                                          --------     -------
Proved reserves:
  December 31, 1992..................................      39,475         381
  Revisions of previous estimates....................      11,084         (42)
  Purchases of reserves in place*....................     100,886         261
  Production.........................................     (15,854)       (107)
                                                          -------        ----

  December 31, 1993..................................     135,591         493
  Revisions of previous estimates....................      19,562          35
  Purchases of reserves in place.....................         977         121
  Production.........................................     (21,589)       (171)
                                                          -------        ----

  December 31, 1994..................................     134,541         478
                                                          =======        ====

(*) Primarily represents acquisition of Black Lake oil and gas properties on September 27, 1993, from Nerco (See Note 1).

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     Standardized Measures of Discounted Future Net Cash Flows

Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proven reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including futures contracts, in existence at year-end.

The assumptions used to compute estimated future net revenues do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

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

Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the two years ended December 31, 1994 is as follows (000s):

                                                                                1994          1993
                                                                              ---------     ---------
Future cash inflows......................................................     $239,188      $261,497
Future production costs..................................................      (50,214)      (36,978)
Future development costs.................................................       (9,230)      (12,623)
Future income tax expense................................................      (11,081)      (17,957)
                                                                              --------      --------
Future net cash flows....................................................      168,663       193,939
10% annual discount for estimated timing of cash flows...................      (67,230)      (62,489)
                                                                              --------      --------
Standardized measure of discounted future net cash flows relating to
 proved oil and gas reserves.............................................     $101,433      $131,450
                                                                              ========      ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Principal changes in the Company's estimated discounted future net cash flows for the two years ended December 31, 1994 are as follows (000s):

                                                                                    1994          1993
                                                                                  ---------     ---------
January 1....................................................................     $131,450      $ 40,604
 Sales and transfers of oil and gas produced, net of production costs........      (35,777)      (28,716)
 Net changes in prices and production costs related to future production.....      (33,909)        2,318
 Development costs incurred during the period................................        3,555         1,106
 Changes in estimated future development costs...............................         (162)      (12,623)
 Revisions of previous quantity estimates....................................       14,830        17,819
 Purchases of reserves in place..............................................        3,882       118,894
 Accretion of discount.......................................................       13,145         4,060
 Net change in income taxes..................................................        6,876       (11,119)
 Other.......................................................................       (2,457)         (893)
                                                                                  --------      --------

December 31..................................................................     $101,433      $131,450
                                                                                  ========      ========

NOTE 9 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
-----------------------------------------------------

The following summarizes certain quarterly results of operations (000s, except per share amounts):

                                                                       Earnings
                                                                      (Loss) Per
                                                                       Share of
                                  Operating      Gross        Net       Common
                                  Revenues      Profit*     Income       Stock
                                 ----------     -------     -------   ----------
1994 quarter ended:
 March 31...................     $  275,704     $16,562     $ 1,011     $(.05)
 June 30....................        244,470      14,851         181      (.12)
 September 30...............        259,669      19,585       2,706      (.02)
 December 31................        283,646      21,558       3,466         -
                                 ----------     -------     -------     -----

                                 $1,063,489     $72,556     $ 7,364     $(.19)
                                 ==========     =======     =======     =====
1993 quarter ended:
 March 31...................     $  193,478     $23,022     $10,116     $ .34
 June 30....................        173,846      19,987       8,464       .27
 September 30...............        273,359      23,843       9,734       .32
 December 31................        291,655      25,160       9,788       .32
                                 ----------     -------     -------     -----

                                 $  932,338     $92,012     $38,102     $1.25
                                 ==========     =======     =======     =====


*  Excludes selling and administrative, interest and income tax expenses.

As a result of the reclassification of labor overhead from selling and administrative expense to plant operating expense in accordance with the percentage established by COPAS guidelines, gross profit varies from the amounts reported on prior Forms 10-Q and Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 24, 1995 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Financial Statements:

         Reference is made to the listing on page 22 for a list of all financial statements filed as a part of this report.

     (2) Financial Statement Schedules:

         None required

     (3) Exhibits:

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

     3.7 Amendments of the By-Laws of Western Gas Resources, Inc. as adopted by the Board of Directors on December 13, 1993 (Filed as exhibit 3.7 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

     3.8 Certificate of Designation of the $2.625 Cumulative Convertible Preferred Stock of the Company (Filed under cover of Form 8-K dated February 24, 1994 and incorporated herein by reference).

     4.1 Subscription Agreements between the respective Founders and Western Gas Resources, Inc. regarding such Founders' initial subscription for shares of common stock (Filed as exhibit 10.31 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     4.2 Amendment No. 1 to Registration Rights Agreement as of May 1, 1991 between Western Gas Resources, Inc., Bill Sanderson, WGP, Inc., Dean Phillips, Inc., Heetco, Inc. NV, Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 4.2 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

    10.1 Restated Profit-Sharing Plan and Trust Agreement of Western Gas Resources, Inc. (Filed as exhibit 10.8 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.2 Employees Common Units Option Plan of Western Gas Processors, Ltd. (Filed as exhibit 10.9 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.3 Amendment to Employees Common Units Option Plan of Western Gas Processors, Ltd. (Filed as exhibit 10.10 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.4 Western Gas Resources, Inc. Non-Employee Director Stock Option Plan (Filed as exhibit 10.12 Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.5 Western Gas Resources, Inc. Key Employees' Incentive Stock Option Plan (Filed as exhibit 10.13 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.6 Registration Rights Agreement among Western Gas Resources, Inc., WGP, Inc., Heetco, Inc., NV, Dean Phillips, Inc., Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 10.14 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

    10.7 Second Amendment and First Restatement of Western Gas Processors, Ltd. Employees' Common Units Option Plan (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

    10.8 Agreement to provide loans to exercise key employees' common stock options (Filed as exhibit 10.26 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

    10.9 Agreement to provide loans to exercise employees' common stock options (Filed as exhibit 10.27 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

   10.10 Agreement and Plan of Restructuring among the Company, the Partnership and the Founders (Filed as exhibit 10.10 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

   10.11 Stock Purchase Agreement dated October 23, 1991 between the Company and The 1818 Fund, L.P. (Filed as exhibit 10.19 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

   10.12 Registration Rights Agreement dated October 23, 1991 between the Company and The 1818 Fund, L.P. (Filed as exhibit 10.20 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

   10.13 Letter Agreement dated June 10, 1992 amending the Stock Purchase Agreement dated October 23, 1991 between the Company and the 1818 Fund, L.P. (Filed as exhibit 10.36 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference).

   10.14 $100,000,000 Senior Notes Master Shelf Agreement dated as of December 19, 1991 by and between the Company and the Prudential Insurance Company of America (Filed as exhibit 10.23 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

   10.15 Letter Amendment No. 1 dated October 22, 1992 to $100,000,000 Senior Notes Master Shelf Agreement (Filed as exhibit 10.40 to Western Gas Resources, Inc's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.16 Stock Purchase Agreement (without exhibits) dated March 30, 1993 by and between the Company and The Morgan Stanley Leveraged Equity Fund II, L.P. (Filed as exhibit 10.45 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.17 Amendment No. 1 (without exhibits) to Stock Purchase Agreement dated as of March 30, 1993 by and between the Company and The Morgan Stanley Leveraged Equity Fund II, L.P. (Filed as exhibit 10.46 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.18 $150,000,000 Amended and Restated Master Shelf Agreement (without exhibits) effective as of July 22, 1993 by and between the Company and Prudential Insurance Company of America (Filed as exhibit 10.47 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.19 Note Purchase Agreement (without exhibits) dated as of April 1, 1993 by and between the Company and the Purchasers for $50,000,000, 7.65% Senior Notes Due April 30, 2003 (Filed as exhibit 10.48 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.20 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.50 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.21 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.51 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.22 Operating and Maintenance Agreement (without exhibits) dated August 10, 1993 by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as
         exhibit 10.52 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.23 Amendment to Operating and Maintenance Agreement dated August 10, 1993 by and between Western Gas Resources - Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.53 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.24 Pipeline Operating Agreement (without exhibits) dated August 10, 1993 by and between Westana Gathering Company and Panhandle Eastern Pipe Line Company (Filed as exhibit 10.56 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

   10.25 Letter Amendment No. 1 to the Amended and Restated Master Shelf Agreement effective as of June 30, 1993 by and between the Company and Prudential Insurance Company of America (Filed as exhibit 10.59 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

   10.26 Asset Purchase Agreement (without exhibits) dated July 18, 1993 by and between the Company and Nerco Oil & Gas, Inc. (Filed as exhibit 10.60 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

   10.27 Amendment No. 1 to Note Purchase Agreement dated as of August 31, 1993 by and among the Company and the Purchasers (Filed as exhibit 10.61 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

   10.28 First Amendment to Stock Purchase Agreement, amending the Stock Purchase Agreement dated October 23, 1991 between Western Gas Resources, Inc. and the 1818 Fund, L.P. (Filed as exhibit 10.62 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

   10.29 First Restated Loan Agreement (Revolver) (without exhibits) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit
         10.65 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

   10.30 Second Amendment to Third Restated Loan Agreement (Term) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit
         10.66 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

   10.31 Letter Amendment No. 2 to the Amended and Restated Master Shelf Agreement effective as of August 31, 1994 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America. (Filed as exhibit 10.67 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

   10.32 Amendment No. 2 to Note Purchase Agreement dated as of August 31, 1994 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.68 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

   10.33 Master Note dated September 2, 1994 between Western Gas Resources, Inc. and Bank of America National Trust and Savings Association. (Filed as exhibit 10.69 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

   10.34 First Amendment to First Restated Loan Agreement (Revolver) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (See page 51).

   10.35 Third Amendment to Third Restated Loan Agreement (Term) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (See page 58).

    11.1 Statement regarding computation of per share earnings (See page 64).

    21.1 List of Subsidiaries of Western Gas Resources, Inc. (See page 65).

    23.1 Consent of Price Waterhouse LLP, independent accountants (See pages 49 and 66).

(b) Reports on Form 8-K:

    None.

(c) Exhibits required by Item 601 of Regulation S-K.  See (a) (3) above.

                      Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No.33-66516 and No. 33-54741) and in the Registration Statement on Form S-8 (No. 33-67834) of Western Gas Resources, Inc. of our report dated March 24, 1995 appearing on page 24 of this Form 10-K.


PRICE WATERHOUSE LLP

Denver, Colorado
March 28, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 23, 1995.

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
                                 (Registrant)


                      By: /s/BRION G. WISE
                          ---------------------------
                          Brion G. Wise
                          Chairman of the Board and
                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/BRION G. WISE           Chairman of the Board, Chief           March 23, 1995
-----------------          Executive Officer and Director
Brion G. Wise


/s/BILL M. SANDERSON       President, Chief Operating Officer     March 23, 1995
--------------------       and Director
Bill M. Sanderson


/s/WALTER L. STONEHOCKER   Vice Chairman of the Board and         March 23, 1995
------------------------   Director
Walter L. Stonehocker


                           Director                               March 23, 1995
------------------------
Richard B. Robinson


/s/DEAN PHILLIPS           Director                               March 23, 1995
------------------------
Dean Phillips


                           Director                               March 23, 1995
------------------------
Ward Sauvage


/s/JAMES A. SENTY          Director                               March 23, 1995
---------------------
James A. Senty


/s/JOSEPH E. REID          Director                               March 23, 1995
----------------------
Joseph E. Reid


/s/WALTER W. GRIST         Director                               March 23, 1995
------------------------
Walter W. Grist


/s/WILLIAM J. KRYSIAK      Vice President - Finance               March 23, 1995
---------------------      (Principal Financial and
William J. Krysiak         Accounting Officer)