Form 10-Q
period 1995-03-31
WESTERN GAS RESOURCES INC
filed 1995-05-15
CIK 856716

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________


                        Commission file number 1-10389
                                               -------



                          WESTERN GAS RESOURCES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                    84-1127613
- ------------------------------------             -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

12200 N. Pecos Street, Denver, Colorado                    80234-3439
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (303) 452-5603
- --------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                  No Changes
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No ________
                                       -------


On May 1, 1995, there were 25,750,674 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.


================================================================================

                                    1 of 42

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                                                  Page
- ------------------------------                                                                  ----
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheet - March 31, 1995 and December 31, 1994................   3

               Consolidated Statement of Cash Flows - Three months ended March 31, 1995
               and 1994.........................................................................   4

               Consolidated Statement of Operations - Three months ended March 31, 1995 and 1994   5

               Consolidated Statement of Changes in Stockholders' Equity - Three months ended
               March 31, 1995...................................................................   6

               Notes to Consolidated Financial Statements.......................................   7

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................   8


PART II - Other Information
- ---------------------------

     Item 1.   Legal Proceedings................................................................  15

     Item 6.   Exhibits and Reports on Form 8-K.................................................  16

Signatures......................................................................................  17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                         (000s, except share amounts)

                                                                                  March 31,   December 31,
                                                                                    1995         1994
                                                                                 -----------  ------------
                                 ASSETS                                          (unaudited)
                                 ------
Current assets:
  Cash and cash equivalents.............................................        $      7,115  $      8,708
  Trade accounts receivable, net........................................             115,124       134,444
  Product inventory.....................................................              34,566        51,139
  Parts inventory.......................................................               2,282         2,291
  Other.................................................................               3,096         1,367
                                                                                ------------  ------------
   Total current assets.................................................             162,183       197,949
                                                                                ------------  ------------
Property and equipment, at cost:
  Gas gathering, processing, storage and transmission...................             894,586       881,569
  Oil and gas properties and equipment..................................             141,559       140,601
  Construction in progress..............................................              38,759        40,076
                                                                                ------------  ------------
                                                                                   1,074,904     1,062,246
 Less:  Accumulated depreciation, depletion and amortization............            (194,975)     (179,537)
                                                                                ------------  ------------
   Total property and equipment, net....................................             879,929       882,709
                                                                                ------------  ------------
Other assets:
  Gas purchase contracts (net of accumulated amortization of $15,822 and
   $14,872, respectively)...............................................              41,650        40,958
  Other.................................................................              45,469        45,746
                                                                                ------------  ------------
   Total other assets...................................................              87,119        86,704
                                                                                ------------  ------------
Total assets............................................................        $  1,129,231  $  1,167,362
                                                                                ============  ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Accounts payable......................................................        $    126,973  $    145,244
  Short-term debt.......................................................              75,000        75,000
  Accrued expenses......................................................              17,095        13,448
  Dividends payable.....................................................               3,897         3,895
  Income taxes payable..................................................                 283           843
                                                                                ------------  ------------
   Total current liabilities............................................             223,248       238,430
Long-term debt..........................................................             402,000       418,000
Deferred income taxes payable...........................................              69,346        68,727
Other long-term liabilities.............................................                 616         5,522
                                                                                ------------  ------------
   Total liabilities....................................................             695,210       730,679
                                                                                ------------  ------------
Commitments and contingent liabilities..................................                   -             -
Stockholders' equity:
  Common stock, par value $.10; 100,000,000 shares authorized;
   25,750,186 and 25,712,301 shares issued and outstanding, respectively               2,578         2,574
  Treasury stock, at cost, 25,016 shares in treasury....................                (788)         (788)
  Preferred Stock, par value $.10; 10,000,000 shares authorized:
   $2.625 cumulative convertible preferred stock; 2,760,000 shares
    issued and outstanding ($138,000 aggregate liquidation preference)..                 276           276
   $2.28 cumulative preferred stock; 1,400,000 shares issued and
    outstanding ($35,000 aggregate liquidation preference)..............                 140           140
   7.25% cumulative senior perpetual convertible preferred stock;
    400,000 shares issued and outstanding ($40,000 aggregate liquidation
     preference)........................................................                  40            40
  Additional paid-in capital............................................             339,309       338,926
  Notes receivable from key employees secured by common stock...........              (1,893)       (1,525)
  Retained earnings.....................................................              94,359        97,040
                                                                                ------------  ------------
   Total stockholders' equity...........................................             434,021       436,683
                                                                                ------------  ------------
Total liabilities and stockholders' equity..............................        $  1,129,231  $  1,167,362
                                                                                ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         --------------------
                                                                                           1995       1994
                                                                                         --------   ---------
Reconciliation of net income to net cash provided by operating activities:

Net income...................................................................            $  1,941   $   1,011
Add income items that do not affect working capital:
 Depreciation, depletion and amortization....................................              17,204      16,626
 Deferred income taxes.......................................................                 619         372
 Other non-cash items........................................................                 342        (123)
                                                                                         --------   ---------
                                                                                           20,106      17,886
                                                                                         --------   ---------
Adjustments to working capital to arrive at net cash provided by operating activities:


 Decrease in trade accounts receivable.......................................              19,320      19,354
 Decrease in product inventory...............................................              16,573      11,515
 (Increase) decrease in parts inventory......................................                   9         (35)
 Increase in other current assets............................................              (1,729)     (1,973)
 Increase in other assets and liabilities, net...............................                 (17)        (91)
 Decrease in accounts payable................................................             (18,271)    (24,674)
 Increase (decrease) in accrued expenses.....................................               3,147         (40)
 Increase (decrease) in income taxes payable.................................                (560)        177
                                                                                         --------   ---------
   Total adjustments.........................................................              18,472       4,233
                                                                                         --------   ---------
Net cash provided by operating activities....................................              38,578      22,119
                                                                                         --------   ---------

Cash flows from investing activities:
 Payments for business acquisitions..........................................                 (25)        (59)
 Payments for additions to property and equipment............................             (17,606)    (22,373)
 Proceeds from dispositions of property and equipment........................                  94       1,389
 Distributions from (contributions to) investments for capital expenditures..                (391)      3,022
 Gas purchase contracts acquired.............................................              (1,641)          -
                                                                                         --------   ---------
Net cash used in investing activities........................................             (19,569)    (18,021)
                                                                                         --------   ---------

Cash flows from financing activities:
 Net proceeds from issuance of preferred stock...............................                   -     133,016
 Net proceeds from exercise of common stock options..........................                 387         498
 Notes receivable from key employees secured by common stock.................                (368)       (282)
 Net payments under revolving credit facility................................             (16,000)   (134,300)
 Dividends paid to holders of common stock...................................              (1,286)     (1,282)
 Dividends paid to holders of preferred stock................................              (3,335)     (1,523)
                                                                                         --------   ---------
Net cash used in financing activities........................................             (20,602)     (3,873)
                                                                                         --------   ---------
Net increase (decrease) in cash..............................................              (1,593)        225
Cash and cash equivalents at beginning of period.............................               8,708       4,666
                                                                                         --------   ---------
Cash and cash equivalents at end of period...................................            $  7,115   $   4,891
                                                                                         ========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ------------------------------
                                                                 1995               1994
                                                              -----------        -----------
Revenues:
 Sale of residue gas................................          $   207,989        $   191,374
 Sale of natural gas liquids.........................              84,251             72,837
 Processing and transportation revenue...............              10,429              7,278
 Other, net..........................................               1,032              4,215
                                                              -----------        -----------

   Total revenues....................................             303,701            275,704
                                                              -----------        -----------

Costs and expenses:
 Product purchases...................................             248,313            223,680
 Plant operating expense.............................              18,179             17,564
 Oil and gas exploration and production costs........               1,561              1,272
 Selling and administrative expense..................               6,404              7,108
 Depreciation, depletion and amortization............              17,204             16,626
 Interest expense....................................               8,983              7,880
                                                              -----------        -----------

   Total costs and expenses..........................             300,644            274,130
                                                              -----------        -----------

Income before taxes..................................               3,057              1,574

Provision for income taxes:
 Current.............................................                 497                191
 Deferred............................................                 619                372
                                                              -----------        -----------

                                                                    1,116                563
                                                              -----------        -----------

Net income...........................................         $     1,941        $     1,011
                                                              ===========        ===========

Weighted average shares of common stock outstanding..          25,737,777         25,687,707
                                                              ===========        ===========

Earnings (loss) per share of common stock............         $      (.05)       $      (.05)
                                                              ===========        ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                         (000s, except share amounts)

                                                                                     Three Months Ended
                                                                                        March 31,1995
                                                                                  --------------------------
                                                                                    Shares           Amount
                                                                                  -----------       --------

COMMON STOCK; Par Value $.10 Per Share; 100,000,000 Shares Authorized:
 Balance at December 31, 1994.........................................             25,712,301       $  2,574
 Common stock options exercised.......................................                 37,885              4
                                                                                  -----------       --------

   Balance at March 31, 1995..........................................             25,750,186       $  2,578
                                                                                  ===========       ========
COMMON STOCK IN TREASURY, AT COST;
 Balance at December 31, 1994.........................................                 25,016       $   (788)
                                                                                  -----------       --------

   Balance at March 31, 1995..........................................                 25,016       $   (788)
                                                                                  ===========       ========
PREFERRED STOCK; Par Value $.10;  10,000,000 Shares Authorized:
 7.25% Cumulative Senior Perpetual Convertible Preferred Stock;
 Balance at December 31, 1994.........................................                400,000       $     40
                                                                                  -----------       --------

   Balance at March 31, 1995..........................................                400,000       $     40
                                                                                  ===========       ========

 $2.28 Cumulative Preferred Stock;
 Balance at December 31, 1994.........................................              1,400,000       $    140
                                                                                  -----------       --------

   Balance at March 31, 1995..........................................              1,400,000       $    140
                                                                                  ===========       ========

 $2.625 Cumulative Convertible Preferred Stock;
 Balance at December 31, 1994.........................................              2,760,000       $    276
                                                                                  -----------       --------

   Balance at March 31, 1995..........................................              2,760,000       $    276
                                                                                  ===========       ========
ADDITIONAL PAID-IN CAPITAL;
 Balance at December 31, 1994.........................................                              $338,926
 Common stock options exercised.......................................                                   383
                                                                                                    --------

   Balance at March 31, 1995..........................................                              $339,309
                                                                                                    ========
NOTES RECEIVABLE FROM KEY EMPLOYEES SECURED BY
 COMMON STOCK;
 Balance at December 31, 1994.........................................                              $ (1,525)
 Loans related to common stock options exercised......................                                  (368)
                                                                                                    --------

   Balance at March 31, 1995..........................................                              $ (1,893)
                                                                                                    ========
RETAINED EARNINGS;
 Balance at December 31, 1994.........................................                              $ 97,040
 Net income for the three months ended March 31, 1995.................                                 1,941
 Dividends declared on common stock...................................                                (1,288)
 Dividends declared on 7.25% Cumulative Senior Perpetual Convertible
   Preferred Stock....................................................                                  (725)
 Dividends declared on $2.28 Cumulative Preferred Stock...............                                  (798)
 Dividends declared on $2.625 Cumulative Convertible Preferred Stock..                                (1,811)
                                                                                                    --------

   Balance at March 31, 1995..........................................                              $ 94,359
                                                                                                    ========

TOTAL STOCKHOLDERS' EQUITY AT MARCH 31, 1995                                                        $434,021
                                                                                                    ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


      GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The interim consolidated financial statements as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior years' amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1995.

      EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing net income available to shares of common stock by the weighted average number of shares of common stock outstanding. Net income available to shares of common stock is net income less dividends declared on the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Cumulative Convertible Preferred Stock . The computation of fully diluted earnings per share of common stock for the three months ended March 31, 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

      INVENTORIES

Product inventory includes $30.3 million and $47.5 million of residue gas and $4.3 million and $3.5 million of NGLs at March 31, 1995 and December 31, 1994, respectively.

      SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $8.9 million and $8.4 million, respectively, for the three months ended March 31, 1995 and 1994.

Income taxes paid were $900,000 and $15,000, respectively, for the three months ended March 31, 1995 and 1994.

In February 1994, the President and Chief Operating Officer of the Company, surrendered 25,016 shares of the Company's common stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of a loan and accrued interest of approximately $788,000.

      NEW ACCOUNTING REGULATION

In March 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and will be adopted by the Company when required. The Company has not completed its evaluation and is unable to determine what impact, if any, this pronouncement will have upon adoption.

      LEGAL PROCEEDINGS

Reference is made to Item 1. Legal Proceedings of Part II Other Information of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1995 and 1994. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                                     Three Months Ended
                                                          March 31,            Percent
                                                     ---------------------
                                                        1995       1994        Change
                                                     ----------  ---------     ------
FINANCIAL RESULTS:
Revenues...................................            $303,701   $275,704      10.2
Gross profit...............................              18,444     16,562      11.4
Net income.................................               1,941      1,011      92.0
Earnings (loss) per share of common stock..                (.05)      (.05)        -
Net cash provided by operating activities..              38,578     22,119      74.4

OPERATING DATA:
Average gas sales (MMcf/D).................             1,578.1    1,002.1      57.5
Average NGL sales (MGal/D).................             3,012.7    3,052.7      (1.3)
Average gas prices ($/Mcf).................            $   1.46   $   2.12     (31.1)
Average NGL prices ($/Gal).................            $    .31   $    .26      19.2

Net income increased $930,000 and net cash provided by operating activities increased $16.5 million for the three months ended March 31, 1995 compared to the same period in 1994. Overall, throughput and sales volumes at the Company's facilities have remained comparable to historical levels. The Company's increase in net income and net cash provided by operating activities is primarily attributable to the increase in gas sales volumes and average NGL prices.

Revenues from the sale of residue gas increased approximately $16.6 million for the three months ended March 31, 1995 compared to the same period in 1994. Average gas sales volumes increased 576 MMcf per day to 1,578 MMcf per day for the three months ended March 31, 1995 compared to the same period in 1994, largely as a result of an increase of approximately 520 MMcf per day in the sale of residue gas purchased from third parties. Average gas prices decreased $.66 per Mcf to $1.46 per Mcf for the three months ended March 31, 1995 compared to the same period in 1994. Mild winter weather during the three months ended March 31, 1995 contributed to the lower gas prices. These lower prices resulted in reduced third party trading margins and limited physical sales from the Company's Katy gas storage facility. The decrease in natural gas prices was partially offset by the Company's futures positions, as the Company realized approximately $2.02 per Mcf for the forward sale of approximately 70 MMcf per day of its equity gas. Similar forward sales of equity gas are in place for the remainder of 1995.

Revenues from the sale of NGLs increased approximately $11.4 million for the three months ended March 31, 1995 compared to the same period in 1994. Average NGL sales volumes decreased 40 MGal per day to 3,013 MGal per day for the three months ended March 31, 1995 compared to the same period in 1994. Average NGL prices increased $.05 per gallon to $.31 per gallon for the three months ended March 31, 1995 compared to the same period in 1994. Currently, the Company has hedged approximately 335,000 barrels of condensate and crude production for the remainder of 1995 at an average price of $18.16 per barrel.

Processing and transportation revenues increased $3.2 million for the three months ended March, 31, 1995 compared to the same period in 1994. The increase is due to an increase in liquid revenues from the Company's Giddings system, increased treating revenue primarily from the Company's Pecos System (which was acquired in December 1994) and the recognition of demand fees associated with a winter-peaking gas purchase and sales contract at the Katy facility.

Other net revenue decreased $3.2 million for the three months ended March 31, 1995 compared to the same period in 1994. The decrease is primarily attributable to the accrual of approximately $1.7 million to be recovered under its business interruption insurance policy for business losses associated with the December 1993 fire at the Company's Granger facility and a gain recognized on the sale of idle equipment during the three months ended March 31, 1994.

Historically, product purchases as a percentage of residue gas and NGL sales from the Company's plant production have approximated 70%. Product purchases as a percentage of residue gas and NGL sales from third-party purchases are substantially higher and approximate 95%. Combined product purchases as a percentage of residue gas and NGL sales remained comparable at 85% for the three months ended March 31, 1995 compared to the same period in 1994.

As comparable facilities were operated by the Company in each period, plant operating expense, oil and gas exploration and production costs, selling and administrative expense and depreciation, depletion and amortization expense remained relatively unchanged for the three months ended March 31, 1995 compared to the same period in 1994.

Interest expense increased approximately $1.1 million for the three months ended March 31, 1995 compared to the same period in 1994, primarily due to a reduction in the amount of interest capitalized to the Company's internal development and construction projects and an increase in the Company's variable borrowing rate which was somewhat offset by a decrease in the total average debt outstanding.

BUSINESS OUTLOOK

The Company cannot accurately predict future hydrocarbon prices and in order to minimize the impact of price fluctuations on the Company's operating results, the Company has entered into futures contracts for a majority of the Company's equity natural gas production for the remainder of 1995 totaling approximately 70 MMcf per day, at an average price of approximately $2.02 per Mcf. Additionally, the Company has entered into futures contracts totaling approximately 335,000 barrels of crude oil at an average price of $18.16 per barrel to hedge a portion of its share of the remainder of 1995 condensate and crude oil production. The Company has, and will, continue to enter into futures contracts for certain purchase and sales transactions as they occur.

The Company continually monitors the economic performance of each operating facility to see that it meets a desired cash flow objective. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. In 1994, the Company sold its Sligo plant, swapped its Pyote treating facilities for gathering assets in Kansas, consolidated assets in the Powder River Basin and sold its Walnut Bend gathering system. In 1995, the Company expects to consolidate the Lamont gathering system with the Chaney Dell system and salvage the Lamont and Walnut Bend processing plants. In addition, on May 1, 1995, the Company sold other Pyote assets, which were recently acquired in the Oasis acquisition for $5 million. The difference between the sales price and carrying value of these assets will be accounted for as an adjustment to the purchase price of the remaining Oasis assets.

In May 1995, the Company implemented a cost reduction program which will reduce operating and selling and administrative expenses by approximately $8.0 million on an annualized pre-tax basis. During the remainder of 1995, the benefit of these reductions, net of a one-time pre-tax charge of approximately $1.7 million in the second quarter of 1995 which is largely related to the severance of approximately 35 employees, will be approximately $3.0 million on a pre-tax basis. Although the Company is reducing costs, the reduction is not expected to impact the Company's goals of increasing the volumes of natural gas and NGLs marketed by the Company and pursuing growth opportunities in the gas processing business.

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

For the three months ended March 31, 1995, the Company's total sources of funds aggregated $38.7 million and was primarily comprised of net cash provided by operating activities of $38.6 million. During the same period, the Company's use of such funds aggregated $40.3 million which were used primarily to make payments of $16.0 million under its revolving credit facility, to make capital investments of $19.7 million, to pay dividends to holders of 7.25% Convertible Preferred Stock, $2.28 Cumulative Preferred Stock and $2.625 Convertible Preferred Stock of $3.3 million and to pay dividends to holders of Common Stock of $1.3 million.

An additional source of liquidity to the Company is volumes of residue gas and NGLs in storage facilities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At March 31, 1995, the Company held in storage approximately 13.9 million gallons of NGLs at an average cost of $.31 per gallon and 17.9 Bcf of residue gas at an average cost of $1.70 per Mcf ($1.53 per MMBtu) primarily at the Katy Facility.

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

      Hedging Activities

The Company enters into futures, swaps and option contracts to hedge against a portion of the price risk associated with natural gas and NGLs. Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL purchases or sales when the related inventory is sold. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in residue and NGL sales when the hedged transaction occurs. Margins from the Company's forward fixed price hedges and physical sales for the remainder of 1995 are expected to more than offset the related $330,000 of losses deferred at March 31, 1995.

At March 31, 1995, 2,406 contracts (net) (10,000 Mcf per contract) for the sale of residue gas in May 1995 through February 1996 at prices ranging from $1.44 per Mcf to $2.34 per Mcf were outstanding. At March 31, 1995, 115 contracts
(net) (1,000 gallons per contract) for the sale of light crude in May 1995 through January 1996 at prices ranging from $17.77 per barrel to $19.22 per barrel were outstanding.

      Capital Investment Program

In order to maintain the volumes of natural gas dedicated to or processed by the Company's existing facilities, future capital expenditures for gathering systems needed to connect new reserves and acquire consolidating assets are anticipated to be approximately $51.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 for 1995. For the three months ended March 31, 1995, the Company has expended approximately $19.7 million on expansion and maintenance capital. The availability of new reserves at existing facilities is somewhat affected by the price of crude oil or natural gas (depending on whether the natural gas is associated gas or gas well gas) which in turn stimulates new drilling at higher price levels.

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

      Financing Facilities

REVOLVING CREDIT FACILITY. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994, and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $152 million was outstanding at March 31, 1995. If the facility is not renewed on January 1, 1997, any outstanding balance thereunder converts to a four-year term loan during which such balance will be repaid in equal quarterly installments. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, the Federal Funds rate plus .50% or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1994, the spread was 1.0% for the Eurodollar rate, resulting in an interest rate of 7.13% for the three months ended March 31, 1995. Beginning with the second quarter of 1995, the spread is 1.25%.

The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At December 31, 1994 and March 31, 1995, the Company's debt to capitalization ratio was in the range of .50 to
1.0 resulting in a commitment fee rate of .375%.

TERM LOAN FACILITY. The Company also has a Term Loan Facility with four banks for $50 million which bears interest at 9.87%. Payments on the Term Loan Facility of $25 million, $12.5 million and $12.5 million are due in September 1995, 1996 and 1997, respectively. The $25 million payment due on the Term Note in September 1995 has been classified as long-term debt because the Company intends to fund this payment from amounts available under the Revolving Credit Facility.

The agreement governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") is subject to certain mandatory prepayment terms. If funded debt of the Company exceeds five times the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends, the overage must be repaid in no more than six monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 4.0 to 1.0 at September 1, 1995 and 3.50 to 1.0 at September 1, 1998. At March 31, 1995, the Company had approximately $117.2 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the Credit Facilities Agreement), a tangible net worth at March 31, 1995 of at least $404.1 million, a debt to capitalization ratio of no more than 60% through October 31, 1995 and 55% thereafter and an EBITDA to interest ratio of not less than 3.25 to 1.0 through October 31, 1995 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends that exceed the sum of $35 million plus 50% of consolidated net income earned after March 31, 1994 plus 50% of the cumulative net proceeds in excess of the Redemption Limit (as defined in the Credit Facilities Agreement) received from the sale of any equity securities sold after March 31, 1994. At March 31, 1995, this threshold amounted to approximately $39.1 million. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice. The $7.1 million cash balance at March 31, 1995 is an overnight investment necessitated by the timing of cash receipts.

MASTER SHELF AGREEMENT. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Master Notes due 2000
and $25 million of 7.99% Master Notes due 2003.   Principal payments on the $50
million of Master Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Master Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Master Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995. On October 27, 1994, the Company sold $25 million of 9.05% Master Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Senior Notes due in a single payment on October 27, 2004. At March 31, 1995, the Master Shelf Agreement, as amended, was fully utilized.

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

ADDITIONAL BORROWINGS. In April, 1995, the Company entered into a Receivables Purchase Agreement (the "Receivables Facility") with Receivables Capital Corporation, as purchaser ("RCC"), and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company has granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $60 million was funded initially at an initial rate of 6.48%. The Receivables Facility has a 364 day term and contains financial covenants similar to those in the Credit Facilities Agreement, along with certain covenants regarding the quality of the trade receivables pool.

On September 2, 1994, in anticipation of entering into the Receivables Facility, BA entered into a Master Note Agreement (the "Short-Term Note") with the Company and advanced the Company $75 million at the Eurodollar rate plus .50%, which resulted in an interest rate of 6.625% per annum at March 31, 1995. The Company used the $60 million drawn on the Receivables Facility to pay down a portion of the Short-Term Note, which remains in effect for the remaining $15 million until July 28, 1995.

COVENANT COMPLIANCE. At March 31, 1995, the Company was in compliance with all covenants in its loan agreements.

INTEREST RATE SWAP AGREEMENTS. The Company has entered into various interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. For the three months ended March 31, 1995 the net decrease to interest expense was approximately $270,000. Any gains on termination of interest rate swap agreements are included in other income. At March 31, 1995, the total notional principal amount of outstanding interest rate swap agreements was $50 million. In addition to the financial risk that will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements. The Company does not anticipate nonperformance by the counterparties.

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


                                                                                  Average for the three months ended
                                                 Gas               Gas                      March 31, 1995
                                                                           ----------------------------------------------
                                              Gathering        Throughput          Gas            Gas             NGL
                              Year Placed      Systems          Capacity       Throughput      Production     Production
        Facility (1)          In Service       Miles(2)        (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
- ----------------------------  ----------  -----------------  --------------  --------------  --------------   -----------
SOUTHERN REGION:
 Texas
  Midkiff and Benedum........    1955           2,016             135             127.4             85.6          810.5
  Giddings Gathering System..    1979             643              80              73.1             63.0          118.4
  Edgewood(5)................    1964              85              65              30.6             12.2           82.1
  Perkins....................    1975           2,545              55              21.2             12.2          139.4
  Pecos System(6)............    1973             443              85             102.4             96.7              -
  Crockett System(6).........    1973             136               -              33.5             33.8             .6
  Katy(7)....................    1994              17               -                 -                -              -
MID-CONTINENT REGION:
 Louisiana
  Black Lake.................    1966              55             180              63.7             42.8          133.5
  Toca(8)(9).................    1958               -             160              74.2                -           49.7
 Oklahoma
  Chaney Dell/Lamont.........    1966           1,999             158              84.4             65.0          281.5
  Westana(10)................    1986             244              37              56.6             49.0           52.4
ROCKY MOUNTAIN REGION:
 Wyoming
  Granger(9).................    1987             230             230             140.0            128.4          213.1
  Red Desert.................    1979             108              40              32.0             29.0           43.9
  Lincoln Road...............    1988             144              50              40.0             37.0           46.4
  Hilight Complex(9).........    1969             614              80              33.4             15.2           83.8
  Kitty(9)...................    1969             304              17              11.5              8.5           46.5
  Newcastle(9)...............    1981             144               5               2.5              1.5           18.3
  Reno Junction(11)..........    1991               -               -                 -                -           40.5
 New Mexico
  San Juan River(5)..........    1955             125              60              32.1             28.9            1.2
  North Dakota
  Williston(12)..............    1981             381               -               8.5              6.1           29.3
  Temple(5)..................    1984              65               7               2.8              1.7            8.8
  Teddy Roosevelt(12)........    1979             332               -               3.2              2.0           13.8
 Utah
  Four Corners...............    1988              95              15               4.9              4.0           11.7
 Montana
  Baker(5)(9)................    1981               8               3               1.5               .6           11.6
                                               ------           -----             -----            -----        -------

   Total.....................                  10,733           1,462             979.5            723.2        2,237.0
                                               ======           =====             =====            =====        =======

_____________________________
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (74%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility .
(2) Gas gathering systems miles and gas throughput capacity are as of March 31, 1995.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6) West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") acquired effective December 1, 1994.
(7)  Hub and gas storage facility.
(8) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(9)  Fractionation facility (capable of fractionating raw NGLs).
(10) Gas throughput in excess of gas throughput capacity is unprocessed gas transported directly to an unaffiliated pipeline.
(11) NGL production represents conversion of third-party feedstock to iso-butane.
(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.

Capital expenditures to connect new reserves and to acquire consolidating assets are anticipated to be approximately $51.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 million for 1995. The Company does not anticipate any significant capital expenditures for improvements to its existing processing and gathering facilities in 1995.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

   Mountain Gas

On July 28, 1994, the Company and its wholly-owned subsidiary Mountain Gas Resources, Inc. ("Mountain Gas") filed a complaint in United States District Court, Denver, Colorado, against Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Leveraged Equity Fund II, Inc., Morgan Stanley & Co., Incorporated and certain former directors and officers of Mountain Gas seeking monetary damages. The complaint alleges certain acts and omissions that violated federal and state securities laws by the defendants in connection with the Company's July 1993 purchase of the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. The acts and omissions set forth in the complaint relate primarily to defendants' failure to disclose adequately the nature and scope of a dispute between Mountain Gas and a major producer in the Green River Basin. In addition, the Company and Mountain Gas have raised fraud, misrepresentation and breach of contract claims against certain of the defendants.

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

A majority of the land and mineral owners involved in the condemnation proceedings appealed to County Court, seeking a declaration that Storage did not possess the right to condemn or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. In all of those appeals, the right to condemn issue has now been resolved in favor of Storage, although factual issues in individual cases remain as to whether that right was exercised properly.

Trials in four of the appeals to County Court have now been concluded. The first trial involved a parcel adjacent to the 82 acre site where the compression facilities are located, the second trial involved a parcel within 1,000 feet of the 82 acre site, and the third and fourth trials involved parcels further than one mile from the 82 acre site. The jury verdicts compared with the awards of the Special Commissioners were, respectively, as follows: $214,000 versus $2,000; $38,000 versus $600; $553 versus $553; and $1,000 versus $500. The
Company believes that several reversible errors were committed in the first two trials and appeals of those cases are now pending in the Texas Court of Appeals.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:

10.36 Second Amendment to First Restated Loan Agreement (Revolver) as of February 23, 1995 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (see page 18).

10.37 Fourth Amendment to Third Restated Loan Agreement (Term) as of February 23, 1995 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders (see page 24).

10.38 Amendment No. 3 to Note Purchase Agreements as of March 22, 1995 by and among Western Gas Resources, Inc. and the Purchasers (see page 29).

10.39 Letter Amendment No. 3 to the Amended and Restated Master Shelf Agreement effective as of April 1, 1995 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America (see page
         33).

10.40 Form of Employment Agreement by and between Western Gas Resources, Inc. and certain Executive Officers (see page 37).


(b) Reports on Form 8-K:

       None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)



Date: May 12, 1995                    By: /s/BILL M. SANDERSON
                                          --------------------------------------
                                          Bill M. Sanderson
                                          President, Chief Operating Officer and
                                          Director



Date: May 12, 1995                    By: /s/WILLIAM J. KRYSIAK
                                          --------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)