Form 10-Q
period 1995-06-30
WESTERN GAS RESOURCES INC
filed 1995-08-14
CIK 856716

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
       _________________


                        Commission file number 1-10389



                          WESTERN GAS RESOURCES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                               84-1127613
---------------------------------------        --------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

12200 N. Pecos Street, Denver, Colorado                80234-3439
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (303) 452-5603
-------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                  No Changes
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                      ----         ----

On August 1, 1995, there were 25,760,807 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 17 of all exhibits filed as a part of this report.



===============================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I - Financial Information
--------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 1995 and December 31, 1994.............    3

         Consolidated Statement of Cash Flows - Six months ended June 30, 1995
         and 1994.....................................................................    4

         Consolidated Statement of Operations - Quarters and six months ended
         June 30, 1995 and 1994.......................................................    5

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended
         June 30, 1995................................................................    6

         Notes to Consolidated Financial Statements...................................    7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................    9


PART II - Other Information
---------------------------

Item 1.  Legal Proceedings............................................................   16


Item 5.  Other Information............................................................   16


Item 6.  Exhibits and Reports on Form 8-K.............................................   17


Signatures............................................................................   18


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                         (000s, except share amounts)

                                                                                  June 30,    December 31,
                                                                                    1995          1994
                                                                                 -----------  -------------
                                                                                 (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents....................................................  $    6,874     $    8,708
  Trade accounts receivable, net...............................................     124,053        134,444
  Product inventory............................................................      38,527         51,139
  Parts inventory..............................................................       2,392          2,291
  Other........................................................................       3,090          1,367
                                                                                 ----------     ----------
    Total current assets                                                            174,936        197,949
                                                                                 ----------     ----------
Property and equipment, at cost:
  Gas gathering, processing, storage and transmission..........................     903,424        881,569
  Oil and gas properties and equipment.........................................     142,649        140,601
  Construction in progress.....................................................      31,271         40,076
                                                                                 ----------     ----------
                                                                                  1,077,344      1,062,246
  Less:  Accumulated depreciation, depletion and amortization..................    (209,517)      (179,537)
                                                                                 ----------     ----------
    Total property and equipment, net                                               867,827        882,709
                                                                                 ----------     ----------
Other assets:
  Gas purchase contracts (net of accumulated amortization of $16,703 and
    $14,872, respectively)                                                           41,703         40,958
  Other........................................................................      50,957         45,746
                                                                                  ----------    ----------
    Total other assets.........................................................      92,660         86,704
                                                                                 ----------     ----------
Total assets...................................................................  $1,135,423     $1,167,362
                                                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.............................................................  $  143,446     $  145,244
  Short-term debt..............................................................      75,000         75,000
  Accrued expenses.............................................................      23,577         13,448
  Dividends payable............................................................       3,898          3,895
  Income taxes payable.........................................................         323            843
                                                                                 ----------     ----------
    Total current liabilities..................................................     246,244        238,430
Long-term debt.................................................................     432,000        418,000
Deferred income taxes payable..................................................      69,257         68,727
Other long-term liabilities....................................................         616          5,522
                                                                                 ----------     ----------
    Total liabilities..........................................................     748,117        730,679
                                                                                 ----------     ----------
Commitments and contingent liabilities.........................................          --             --

Stockholders' equity:
  Common stock, par value $.10; 100,000,000 shares authorized; 25,782,094 and
    25,737,317 shares issued, respectively.....................................       2,578          2,574
  Treasury stock, at cost, 25,016 shares in treasury...........................        (788)          (788)
  Preferred Stock, par value $.10; 10,000,000 shares authorized:
    $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
      outstanding ($138,000 aggregate liquidation preference)..................         276            276
    $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
      ($35,000 aggregate liquidation preference)...............................         140            140
    7.25% cumulative senior perpetual convertible preferred stock; none and
    400,000 shares issued and outstanding, respectively  ($40,000
      aggregate liquidation preference)........................................          --             40
    Additional paid-in capital.................................................     301,158        338,926
    Notes receivable from key employees secured by common stock................      (1,851)        (1,525)
    Retained earnings..........................................................      85,793         97,040
                                                                                 ----------     ----------
      Total stockholders' equity...............................................     387,306        436,683
                                                                                 ----------     ----------
Total liabilities and stockholders' equity.....................................  $1,135,423     $1,167,362
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1995         1994
                                                          --------     --------
Reconciliation of net income to net cash provided by
operating activities:

Net income............................................    $  1,538     $  1,192
Add income items that do not affect working capital:
  Depreciation, depletion and amortization............      33,915       32,584
  Deferred income taxes...............................         530          368
  Other non-cash items................................          69         (394)
                                                          --------     --------
                                                            36,052       33,750
                                                          --------     --------
Adjustments to working capital to arrive at net
  cash provided by operating activities:

  Decrease in trade accounts receivable...............      10,391      31,929
  Decrease (increase) in product inventory............      12,612     (21,320)
  Increase in parts inventory.........................        (101)       (370)
  Increase in other current assets....................      (1,723)     (1,848)
  Increase in other assets and liabilities, net.......        (223)       (262)
  Decrease in accounts payable........................      (1,798)    (22,085)
  Increase in accrued expenses........................       9,629         376
  (Decrease) increase in income taxes payable.........        (520)        311
                                                          --------    --------
     Total adjustments................................      28,267     (13,269)
                                                          --------    --------
Net cash provided by operating activities.............      64,319      20,481
                                                          --------    --------
Cash flows from investing activities:
  Payments for business acquisitions..................         (39)       (163)
  Payments for additions to property and
   equipment..........................................     (26,945)    (42,806)
  Dispositions of property and equipment..............       6,260      10,458
  Contributions to equity investments.................      (5,847)       (797)
  Gas purchase contracts acquired.....................      (2,641)         --
                                                          --------    --------
Net cash used in investing activities.................     (29,212)    (33,308)
                                                          --------    --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock...........          --     132,731
  Proceeds from exercise of common stock options......          90         327
  Net borrowings (payments) under revolving credit
    facility..........................................      14,000     (99,000)
  Dividends paid to holders of common stock...........      (2,573)     (2,568)
  Dividends paid to holders of preferred stock........      (6,428)     (4,636)
  Redemption of 7.25% Cumulative Senior Perpetual
    Convertible Preferred Stock.......................     (42,030)         --
                                                          --------    --------
Net cash (used in) provided by financing activities...     (36,941)     26,854
                                                          --------    --------
Net (decrease) increase in cash and cash equivalents..      (1,834)     14,027
Cash and cash equivalents at beginning of period......       8,708       4,666
                                                          --------    --------
Cash and cash equivalents at end of period............    $  6,874    $ 18,693
                                                          ========    ========

  The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          -------------------------   -------------------------
                                                              1995          1994         1995           1994
                                                          -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas.................................     $   212,011   $   157,897   $   420,000   $   349,271
 Sale of natural gas liquids.........................          79,517        75,702       163,768       148,539
 Processing and transportation revenue...............          10,073         8,717        20,502        15,995
 Other, net..........................................           2,807         2,154         3,839         6,369
                                                          -----------   -----------   -----------   -----------
  Total revenues                                              304,408       244,470       608,109       520,174
                                                          -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases...................................         251,943       195,779       500,256       419,459
 Plant operating expense.............................          16,825        16,734        35,004        34,298
 Oil and gas exploration and production costs........           1,258         1,148         2,819         2,420
 Selling and administrative expense..................           7,134         8,072        13,538        15,180
 Depreciation, depletion and amortization............          16,711        15,958        33,915        32,584
 Interest expense....................................           9,108         6,467        18,091        14,347
 Restructuring charges...............................           2,065             -         2,065             -
                                                          -----------   -----------   -----------   -----------
  Total costs and expenses                                    305,044       244,158       605,688       518,288
                                                          -----------   -----------   -----------   -----------
(Loss) income before taxes...........................            (636)          312         2,421         1,886

Provision (benefit) for income taxes:
 Current.............................................            (144)          135           353           326
 Deferred............................................             (89)           (4)          530           368
                                                          -----------   -----------   -----------   -----------
                                                                 (233)          131           883           694
                                                          -----------   -----------   -----------   -----------
Net (loss) income....................................            (403)          181         1,538         1,192

Preferred stock requirements.........................          (6,876)       (3,335)      (10,210)       (5,542)
                                                          -----------   -----------   -----------   -----------
Loss attributable to common stock....................     $    (7,279)  $    (3,154)  $    (8,672)  $    (4,350)
                                                          ===========   ===========   ===========   ===========
Loss per share of common stock.......................     $      (.28)  $      (.12)  $      (.34)  $      (.17)
                                                          ===========   ===========   ===========   ===========
Weighted average number of common stock outstanding..      25,752,832    25,690,658    25,745,305    25,689,183
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

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                         (000s, except share amounts)

                                                               Six Months Ended
                                                                 June 30, 1995
                                                           ------------------------
                                                             Shares         Amount
                                                           ----------      --------
COMMON STOCK; Par Value $.10 Per Share; 100,000,000
 Shares Authorized:
 Balance at December 31, 1994...........................   25,712,301      $  2,574
 Common stock options exercised.........................       44,777             4
                                                           ----------      --------
  Balance at June 30, 1995..............................   25,757,078      $  2,578
                                                           ==========      ========

COMMON STOCK IN TREASURY, AT COST;
 Balance at December 31, 1994...........................       25,016      $   (788)
                                                           ----------      --------
  Balance at June 30, 1995..............................       25,016      $   (788)
                                                           ==========      ========

PREFERRED STOCK; Par Value $.10; 10,000,000 Shares
 Authorized:
 $2.625 Cumulative Convertible Preferred Stock;
 Balance at December 31, 1994...........................    2,760,000      $    276
                                                           ----------      --------
  Balance at June 30, 1995..............................    2,760,000      $    276
                                                           ==========      ========
 $2.28 Cumulative Preferred Stock;
 Balance at December 31, 1994...........................    1,400,000      $    140
                                                           ----------      --------
  Balance at June 30, 1995..............................    1,400,000      $    140
                                                           ==========      ========
 7.25% Cumulative Senior Perpetual Convertible
  Preferred Stock;
 Balance at December 31, 1994...........................      400,000      $     40
 Redemption of Cumulative Senior Perpetual Convertible
  Preferred Stock.......................................     (400,000)          (40)
                                                           ----------      --------
  Balance at June 30, 1995..............................           --      $     --
                                                           ==========      ========

ADDITIONAL PAID-IN CAPITAL;
 Balance at December 31, 1994...........................                   $338,926
 Common stock options exercised.........................                        438
 Redemption of 7.25% Cumulative Senior Perpetual
  Convertible Preferred Stock...........................                    (38,206)
                                                                           --------
  Balance at June 30, 1995..............................                   $301,158
                                                                           ========

NOTES RECEIVABLE FROM KEY EMPLOYEES SECURED BY
 COMMON STOCK;
 Balance at December 31, 1994...........................                   $ (1,525)
 Loans related to common stock options exercised........                       (378)
 Loans forgiven related to the restructuring............                         52
                                                                           --------
  Balance at June 30, 1995..............................                   $ (1,851)
                                                                           ========

RETAINED EARNINGS;
 Balance at December 31, 1994...........................                   $ 97,040
 Net income for the six months ended June 30, 1995                            1,538
 Dividends declared on common stock.....................                     (2,575)
 Dividends declared on 7.25% Cumulative Senior
  Perpetual Convertible Preferred Stock.................                     (1,208)
 Dividends declared on $2.28 Cumulative Preferred Stock.                     (1,596)
 Dividends declared on $2.625 Cumulative Convertible
  Preferred Stock.......................................                     (3,622)
 Reduction related to redemption 7.25% Cumulative
  Senior Perpetual Convertible Stock....................                     (3,784)
                                                                           --------
  Balance at June 30, 1995..............................                   $ 85,793
                                                                           ========

TOTAL STOCKHOLDERS' EQUITY AT JUNE 30, 1995.............                   $387,306
                                                                           ========

   The accompanying notes are an integral part of the consolidated financial statements

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


  GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The interim consolidated financial statements as of June 30, 1995 and for the quarters and six months ended June 30, 1995 and 1994 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior years' amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1995.

  ACQUISITIONS

Effective January 1, 1995 the Company entered into the Redman Smackover Joint Venture agreement with DDD Energy, Inc., a wholly-owned exploration and production subsidiary of Seitel, Inc. ("DDD"), Redman Energy Corporation ("Redman"), and DDD 1995 Oil & Gas Partnership ("DDD 1995"). The Joint Venture acquired working interests in three producing gas fields in East Texas in the Smackover Formation from Union Oil Company of California for approximately $11.4 million. The Company's contribution to the partnership was approximately $5.9 million through June 30, 1995. The Company is the managing venturer with a 50% ownership interest and DDD, Redman, and DDD 1995 own interests of 38%, 10%, and 2%, respectively. The Company accounts for this transaction under the equity method.

In July 1995, the Company entered into an agreement to purchase eight
West Texas gathering systems from Transwestern Gathering Company and Enron Permian Gathering, Inc. The transaction is expected to close during the first quarter of 1996 and is subject to abandonment pursuant to Federal Energy Regulatory Commission regulations.

  RESTRUCTURING CHARGES

In May 1995, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million restructuring charge was incurred, primarily related to employee severance costs. This cost reduction program is not expected to impact the overall operations of the Company.

  EARNINGS PER SHARE OF COMMON STOCK

In May 1995, the Company redeemed all of the issued and outstanding shares of its 7.25% Cumulative Senior Perpetual Convertible Stock (liquidation preference of $40 million) pursuant to the provisions of the Certificate of Designation relating to such preferred stock, at an aggregate redemption price of approximately $42.0 million including a redemption premium of $2.0 million.

Earnings per share of common stock is computed by dividing net (loss) income attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Net (loss) income attributable to shares of common stock is net income less preferred stock dividends. Preferred stock dividends of $3.1 million and $6.4 million for the three and six month periods ended June 30, 1995, respectively, and $3.3 million and $5.5 million for the three and six month periods ended June 30, 1994, respectively, were declared. In addition, 1995 net (loss) income attributable to common stock was impacted by the $2.0 million redemption premium and up-front cost of $1.8 million paid on the 7.25% Cumulative Senior Perpetual Convertible Stock. The computation of fully diluted earnings per share of common stock for the three and six month periods ended June 30, 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

  SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $18.7 million and $14.8 million, respectively, for the six months ended June 30, 1995 and 1994.

Income taxes paid during the six months ended June 30, 1995 were approximately $1.6 million. No income taxes were paid during the six months ended June 30, 1994.

                          WESTERN GAS RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (CONTINUED)


During July 1990, the Company loaned Bill M. Sanderson, President, Chief Executive Officer and Director, $748,000 to purchase 294,524 shares of common stock in the Company. In February 1994, he surrendered 25,016 shares of the Company's common stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of the loan and accrued interest of approximately $788,000.

  NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and will be adopted by the Company when required. The Company has not completed its evaluation and is unable to determine what impact, if any, this standard will have upon the Company.

  LEGAL PROCEEDINGS

Reference is made to Item 1. Legal Proceedings, of Part II, Other Information, of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1994 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).


                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                            -------------------     Percent   -------------------   Percent
                                              1995       1994       Change      1995       1994     Change
                                            --------   --------    --------   --------   --------   -------
FINANCIAL RESULTS:
Revenues..................................  $304,408   $244,470       24.5    $608,109   $520,174      16.9
Gross profit..............................    17,671     14,851       19.0      36,115     31,413      15.0
Net (loss) income.........................      (403)       181     (322.7)      1,538      1,192      29.0
Loss per share of common stock............      (.28)      (.12)    (133.3)       (.34)      (.17)   (100.0)
Net cash provided by (used in) operating
  activities..............................  $ 25,741   $ (1,638)   1,671.5    $ 64,319   $ 20,481     214.0

OPERATING DATA:
Average gas sales (MMcf/D)................     1,569        956       64.1       1,573        979      60.7
Average NGL sales (MGal/D)................     2,759      2,988       (7.7)      2,885      2,999      (3.8)
Average gas prices ($/Mcf)................  $   1.49   $   1.81      (17.7)   $   1.47   $   1.97     (25.4)
Average NGL prices ($/Gal)................  $    .31   $    .27       14.8    $    .31   $    .27      14.8


Net income decreased $584,000 and net cash provided by operating activities increased $27.4 million for the quarter ended June 30, 1995 compared to the same period in 1994. Net income increased $346,000 and net cash provided by operating activities increased $43.8 million for the six months ended June 30, 1995 compared to the prior year period. Overall, throughput and sales volumes at the Company's facilities have remained comparable to historical levels. The decrease for the quarter in net income is primarily due to the charge related to the restructuring plan implemented by the Company and higher interest costs, partially offset by lower administrative costs and higher NGL prices. The increase in net income for the six month period is primarily attributable to the increase in gas sales volumes and average NGL prices which were partially offset by the restructuring charge and higher interest costs.

Revenues from the sale of residue gas increased approximately $54.1 million for the quarter ended June 30, 1995 compared to the same period in 1994. Average gas sales volumes increased 613 MMcf per day to 1,569 MMcf per day for the quarter ended June 30, 1995 compared to the same period in 1994, largely as a result of an increase of approximately 562 MMcf per day in the sale of residue gas purchased from third parties. Average gas prices decreased $.32 per Mcf to $1.49 per Mcf for the quarter ended June 30, 1995 compared to the same period in 1994. Revenues from the sale of residue gas increased approximately $70.7 million for the six months ended June 30, 1995 compared to the same period in 1994. Average gas sales volumes increased 594 MMcf per day to 1,573 MMcf per day for the six months ended June 30, 1995 compared to the same period in 1994, due to an increase of approximately 539 MMcf per day in the sale of residue gas purchased from third parties. Average gas prices decreased $.50 per Mcf to $1.47 per Mcf for the six months ended June 30, 1995 compared to the same period in 1994. The effect on the Company's net margin from equity production from the decrease in natural gas prices was substantially offset by the Company's futures positions, as the Company realized approximately $2.02 per Mcf from the forward sales of approximately 70 MMcf per day of its equity gas. Similar forward sales of equity gas are in place for the remainder of 1995.

Revenues from the sale of NGLs increased approximately $3.8 million for the quarter ended June 30, 1995 compared to the same period in 1994. Average NGL sales volumes decreased 229 MGal per day to 2,759 MGal per day and average NGL prices increased $.04 per gallon to $.31 per gallon for the quarter ended June
30, 1995 compared to the same period in 1994.   Revenues from the sale of NGLs
increased approximately $15.2 million for the six months ended June 30, 1995 compared to the same period in 1994. Average NGL sales volumes decreased 114 MGal per day to 2,885 MGal per day and average NGL prices increased $.04 per gallon to $.31 per gallon for the six months ended June 30, 1995 compared to the same period in 1994. The decrease in sales volumes in both periods is primarily attributable to a decrease in the sale of third party NGLs.

Processing and transportation revenues increased $1.4 million and $4.5 million for the three and six month periods ended June 30, 1995, respectively, compared to the corresponding periods in 1994. The increases are due to increases in liquids revenues from the Company's Giddings system, increased treating revenue primarily from the Company's Pecos System (which was acquired in December 1994) and the recognition of demand fees associated with a winter-peaking gas purchase and sales contract at the Katy facility.

Other net revenue for the quarter ended June 30, 1995 remained relatively constant and decreased $2.5 million for the six months ended June 30, 1995 compared to the same respective periods in 1994. The decrease for the six month period is primarily attributable to the accrual of approximately $1.9 million to be recovered under its business interruption insurance policy for business losses associated with the December 1993 fire at the Company's Granger facility and a gain recognized on the sale of idle equipment during the six months ended June 30, 1994.

Historically, product purchases as a percentage of residue gas and NGL sales from the Company's plant production have approximated 70%. Product purchases as a percentage of residue gas and NGL sales from third-party purchases are substantially higher and approximate 95%. Combined product purchases as a percentage of residue gas and NGL sales increased slightly to 86% and 85%, for the quarter and six month period ended June 30, 1995 compared to the same respective periods in 1994.

Depreciation, depletion and amortization increased $753,000 and $1.3 million for the quarter and six month period ended June 30, 1995, respectively, compared to the prior year periods. These increases are primarily attributable to assets purchased in the Oasis acquisition in December 1994.

The decrease in selling and administrative expense is due to a reduction in salary and benefits paid primarily resulting from the restructuring program instituted by the Company in May 1995 and attrition.

Interest expense increased $2.6 million and $3.7 million for the quarter and six month period ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase is due to an increase in the Company's variable borrowing rate and an increase in the total average debt outstanding for the two periods, primarily resulting from the redemption of the 7.25% Cumulative Senior Perpetual Convertible Stock, and to the Oasis acquisition.

ACQUISITIONS

Effective January 1, 1995 the Company entered into the Redman Smackover Joint Venture agreement with DDD Energy, Inc., a wholly-owned exploration and production subsidiary of Seitel, Inc. ("DDD"), Redman Energy Corporation ("Redman"), and DDD 1995 Oil & Gas Partnership ("DDD 1995"). The Joint Venture acquired working interests in three producing gas fields in East Texas in the Smackover Formation with an estimated 25 Bcf of proved reserves from Union Oil Company of California for approximately $11.4. The Company's contribution to the partnership was approximately $5.9 million through June 30, 1995. The Company is the managing venturer with a 50% ownership interest and DDD, Redman, and DDD 1995 own interests of 38%, 10%, and 2%, respectively.

In July 1995, the Company entered into an agreement to purchase eight West Texas gathering systems from Transwestern Gathering Company and Enron Permian Gathering, Inc. The transaction is expected to close during the first quarter of 1996 and is subject to abandonment pursuant to Federal Energy Regulatory Commission regulation. The acquisition consists of approximately 231 miles of pipeline in the Permian Basin. Current gas throughput on the systems totals approximately 145 MMcf per day from approximately 170 wells under fee-based contracts.

BUSINESS OUTLOOK

The Company cannot accurately predict future hydrocarbon prices and in order to minimize the impact of price fluctuations on the Company's operating results, the Company has entered into futures contracts for a majority of the Company's equity natural gas production for the remainder of 1995 totaling approximately 70 MMcf per day, at an average price of approximately $2.02 per Mcf. Additionally, the Company has entered into futures contracts totaling approximately 240,000 barrels of crude oil at an average price of $18.05 per barrel to hedge a portion of its share of the remainder of 1995 condensate and crude oil production. The Company has entered, and will continue to enter, into futures contracts for certain purchase and sales transactions as they occur.

The Company continually monitors the economic performance of each operating facility to see that it meets a desired cash flow objective. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. In 1994, the Company sold its Sligo plant, swapped its Pyote treating facilities for gathering assets in Kansas which were subsequently disposed of during the second quarter of 1995, consolidated assets in the Powder River Basin and sold its Walnut Bend gathering system. In 1995, the Company expects to consolidate the Lamont gathering system with the Chaney Dell system and salvage the Lamont and Walnut Bend processing plants. In addition, on May 1, 1995, the Company sold certain assets which were recently acquired in the Oasis acquisition for $5 million. The difference between the sales price and carrying value of these assets was accounted for as an adjustment to the purchase price of the remaining Oasis assets.

In May 1995, the Company implemented a cost reduction program which is expected to reduce operating and selling and administrative expenses by approximately $8.0 million on an annualized pre-tax basis. During 1995, the benefit of these reductions, net of a one-time pre-tax charge of approximately $2.1 million in the second quarter of 1995 which is largely related to employee severance costs, will be approximately $2.7 million on a pre-tax basis. This cost reduction program is not expected to adversely affect the overall operations of the Company.

The oil and gas industry has experienced an increasing incidence of mergers, acquisitions and combinations in recent years. The Company has evaluated, and will continue to evaluate, such opportunities, including smaller consolidating acquisitions, that it identifies as offering an opportunity to enhance the Company's operational and industry position.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects and may require the Company to investigate alternative financing sources or other options, including the sale of non-strategic assets. Net cash provided by operating activities has been primarily affected by product prices, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, and the margin on third-party residue gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, acquisitions, new project development and marketing.

For the six months ended June 30, 1995, the Company's total sources of funds aggregated $84.7 million and was primarily comprised of net cash provided by operating activities of $64.3 million and borrowings under revolving credit facilities of $14 million. During the same period, the Company's use of such funds aggregated $86.5 million which were used primarily to redeem in May 1995 the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock of $42.0 million, to make capital investments of $35.5 million, to pay preferred dividends of $6.4 million and to pay dividends to holders of common stock of $2.6 million.

Additional sources of liquidity to the Company are volumes of residue gas and NGLs in storage facilities and the Company's forward sale activities. The Company stores volumes of residue gas and NGLs primarily to assure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. At June 30, 1995, the Company held in storage approximately 18.7 Bcf of residue gas at an average cost of $1.76 per Mcf ($1.60 per MMBtu) primarily at the Katy facility and 15.7 million gallons of NGLs at an average cost of $.35 per gallon at various facilities.

In May 1995, the Company redeemed all of the issued and outstanding shares of its 7.25% Cumulative Senior Perpetual Convertible Stock (liquidation preference of $40 million) pursuant to the provisions of the Certificate of Designation relating to such preferred stock, at an aggregate redemption price of approximately $42.0 million.

The Company has Shelf Registrations available which provide for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock.

  Capital Investment Program

In order to maintain the volumes of natural gas dedicated to or processed by the Company's existing facilities, future capital expenditures for gathering systems needed to connect new reserves and acquire consolidating assets are anticipated to be approximately $51.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 million for 1995. For the six months ended June 30, 1995, the Company expended approximately $35.5 million on expansion and maintenance capital. New drilling is somewhat affected by the price of crude oil or natural gas depending on whether the natural gas is associated gas or gas well gas.

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


  Financing Facilities

REVOLVING CREDIT FACILITY. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $182.0 million was outstanding at June 30, 1995. If the facility is not renewed on January 1, 1997, any outstanding balance thereunder converts to a four-year term loan during which such balance will be repaid in equal quarterly installments. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, the Federal Funds rate plus
 .50% or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At June 30, 1995, the spread was 1.25% for the Eurodollar rate, resulting in an interest rate of 7.3% at June 30, 1995.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At June 30, 1995, the commitment fee rate was .375%.

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

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment provisions. If funded debt of the Company exceeds five times the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six equal monthly payments commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 4.0 to 1.0 at September 1, 1995 and 3.50 to 1.0 at September 1, 1998. At June 30, 1995, the Company had approximately $107.2 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. The Company is required to maintain a current ratio of at least 1.0 to 1.0 (as defined in the Credit Facilities Agreement), a tangible net worth at June 30, 1995 of at least $345.0 million, a debt to capitalization ratio of no more than 60% through October 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to 1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on or after March 31, 1994 that in the aggregate exceed the sum of $35 million plus 50% of consolidated net income earned after March 31, 1994 plus 50% of the cumulative net proceeds (in excess of the amount paid by the Company to redeem its 7.25% Cumulative Senior Perpetual Convertible Preferred Stock) received by the Company from the sale of any equity securities sold after March 31, 1994. At June 30, 1995, approximately $12.4 million is available under this limitation. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances to minimize interest expense and intends to continue such practice. The $6.9 million cash balance at June 30, 1995 is an overnight investment necessitated by the timing of cash receipts.

MASTER SHELF AGREEMENT. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes must mature in no more than 12 years, with an average life not in excess of 10 years, and will be unsecured. On October 27, 1992, the Company sold $25 million of 7.51% Master Notes due 2000
and $25 million of 7.99% Master Notes due 2003.   Principal payments on the $50
million of Master Notes of $8.3 million will be due on October 27 of each year from 1998 through 2003. On September 22, 1993, the Company sold $25 million of 6.77% Master Notes due in a single payment on September 22, 2003 and on December 27, 1993, the Company sold $25 million of 7.23% Master Notes due in a single payment on December 27, 2003. The Master Shelf contains certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated and amended. In July 1993, Prudential and the Company amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $150 million) and to extend the term of the Master Shelf to October 31, 1995. On October 27, 1994, the Company sold $25 million of 9.05% Master Notes due in a single payment on October 27, 2001 and $25 million of 9.24% Senior Notes due in
a single payment on October 27, 2004.   In July 1995, Prudential and the Company
amended the Master Shelf to provide for an additional $50 million of borrowing capacity (for a total borrowing capacity of $200 million). On July 28, 1995, the Company sold $50 million of 7.61% Master Notes due 2007. Principal payments of $10 million will be due on July 28 of each year from 2003 through 2007. As of July 28, 1995, the Master Shelf Agreement, as amended, was fully utilized.

SENIOR NOTES. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies. Principal payments on the $50 million of Senior Notes of $7.1 million will be due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Senior Notes contain certain financial covenants which conform with those contained in the Credit Facilities Agreement, as restated and amended.

ADDITIONAL BORROWINGS. In April 1995, the Company entered into a Receivables Purchase Agreement (the "Receivables Facility") with Receivables Capital Corporation, as purchaser ("RCC"), and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company has granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $60 million was funded at a rate of 6.45% at June 30, 1995. The Company funded the remaining $15 million available under the Receivables Facility in July 1995. The Receivables
Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement as restated and amended, along with certain covenants regarding the quality of the trade receivables pool.

On September 2, 1994, in anticipation of entering into the Receivables Facility, BA entered into a Master Note Agreement (the "Short-Term Note") with the Company and advanced the Company $75 million at the Eurodollar rate plus .50%, which resulted in an interest rate of 6.56% per annum at June 30, 1995. The Company used the $60 million drawn on the Receivables Facility to pay down a portion of the Short-Term Note. In July 1995, the Company used the additional $15 million drawn on the Receivables Facility to pay down the remaining $15 million on the Short-Term Note, which was then canceled.

COVENANT COMPLIANCE. At June 30, 1995, the Company was in compliance with all covenants in its loan agreements.

INTEREST RATE SWAP AGREEMENTS. The Company had entered into various interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involved the exchange of fixed and floating interest payment obligations, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. For the six months ended June 30, 1995 the net
decrease to interest expense was approximately $358,000.   The remaining
interest rate swap agreement expired in April 1995. The Company has not entered into any new agreements as of June 30, 1995, however, the Company will continue to evaluate such agreements and, when appropriate, enter into contracts.

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

                                                                                         Average for the six months ended
                                                                                                    June 30, 1995
                                                        Gas             Gas         -------------------------------------------
                                                     Gathering       Throughput         Gas             Gas            NGL
                                     Year Placed      Systems         Capacity       Throughput      Production     Production
      Facility(1)                     In Service      Miles(2)       (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
      ------------                   -----------  ----------------  --------------  --------------  --------------  -----------
SOUTHERN REGION:
 Texas
  Midkiff/Benedum/Middle Concho...        1955          2,028            149            130.4            84.2        824.0
  Giddings Gathering System.......        1979            645             80             73.7            64.0        109.9
  Edgewood(5).....................        1964             85             65             29.8            11.7         79.5
  Perkins.........................        1975          2,554             55             22.1            12.7        148.4
  Pecos System(6).................        1973            443            430             96.0            90.1            -
  Crockett Gathering System(6)....        1973            136            164             31.7            31.8           .4
  Katy(7).........................        1994             17              -                -               -            -
 Louisiana
  Black Lake......................        1966             55            180             59.1            40.0        134.0
  Toca(8)(9)......................        1958              -            160             72.7               -         50.2

NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont..............        1966          1,999            158             83.7            63.3        275.8
  Westana System(10)..............        1986            244             37             54.8            48.0         51.6
 Wyoming
  Granger(9)......................        1987            233            230            140.1           129.1        196.7
  Red Desert......................        1979            109             40             32.2            29.1         45.3
  Lincoln Road....................        1988            146             50             40.1            37.0         45.5
  Hilight Complex(9)..............        1969            619             80             33.4            28.5         85.4
  Kitty and Amos Draw(9)..........        1969            304             17             11.6             8.6         46.1
  Newcastle(9)....................        1981            144              5              2.5             1.5         18.6
  Reno Junction(11)...............        1991              -              -                -               -         45.5
 New Mexico
  San Juan River(5)...............        1955            125             60             33.6            30.3          1.1
 North Dakota
  Williston(12)...................        1981            381              -              8.4             6.2         29.1
  Temple(5).......................        1984             65              7              2.6             1.6          8.8
  Teddy Roosevelt(12).............        1979            332              -              3.1             2.1         14.3
 Utah
  Four Corners....................        1988             95             15              4.7             3.8         11.9
 Montana
  Baker(5)(9).....................        1981              8              3              1.5              .6         11.2
                                                       ------          -----            -----           -----      -------
   Total.........................                      10,767          1,985            967.8           724.2      2,233.3
                                                       ======          =====            =====           =====      =======

---------------------------
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff and Benedum (74%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (Chester) (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of June 30, 1995.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6) West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") acquired effective December 1, 1994.
(7)  Hub and gas storage facility.
(8) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(9)  Fractionation facility (capable of fractionating raw NGLs).
(10) Gas throughput in excess of gas throughput capacity is unprocessed gas transported directly to an unaffiliated pipeline.
(11) NGL production represents conversion of third-party feedstock to iso-butane.
(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement.

Capital expenditures to connect new reserves and to acquire consolidating assets are anticipated to be approximately $51.5 million for 1995 and capital expenditures to maintain existing facilities are expected to approximate $16.5 million for 1995. For the six months ended June 30, 1995, the Company has expended approximately $35.5 million on expansion and maintenance capital.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

  Mountain Gas

On July 28, 1994, the Company and its wholly-owned subsidiary Mountain Gas Resources, Inc. ("Mountain Gas") filed a complaint in United States District Court, Denver, Colorado, against Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Leveraged Equity Fund II, Inc., Morgan Stanley & Co., Incorporated and certain former directors and officers of Mountain Gas seeking monetary damages. The complaint alleges certain acts and omissions that violated federal and state securities laws by the defendants in connection with the Company's July 1993 purchase of the stock of Mountain Gas from Morgan Stanley Leveraged Equity Fund II, L.P. The acts and omissions set forth in the complaint relate primarily to defendants' failure to disclose adequately the nature and scope of a dispute between Mountain Gas and a major producer in the Green River Basin. In addition, the Company and Mountain Gas have raised fraud, misrepresentation and breach of contract claims against certain of the defendants. The parties are currently engaged in discovery.

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

  Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, as well as the specific claims discussed above, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.


Item 5.  Other Items
         -----------

The Stock Purchase Agreement, dated October 23, 1991, between the Company and The 1818 Fund, L.P. (the "Purchaser") pursuant to which the Purchaser acquired 400,000 shares of the Company's 7.25% Cumulative Senior Perpetual Convertible Preferred Stock, required the Company to provide at least one seat on the Company's Board of Directors to the Purchaser's designee for such time as the stock held by the Purchaser equaled 5% of the Common Stock outstanding on a fully diluted basis. Subsequent to the redemption of the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock on May 31, 1995, the Purchaser held less than the required amount. Walter Grist, the Purchaser's designee, tendered his resignation as a Class Three Director, effective June 1, 1995, which was accepted by the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

10.41 Receivables Purchase Agreement dated as of February 28, 1995 among Western Gas Resources, Inc. (as seller) and Receivables Capital Corporation (as purchaser) and Bank of America National Trust and Savings Association (as agent).

10.42    Joint Venture Agreement of Redman-Smackover Joint Venture.

10.43 Amendment No. 4 to Note Purchase Agreements as of July 14, 1995 by and among Western Gas Resources, Inc. and the Purchasers.

10.44 Amendment No. 1 to Receivables Purchase Agreement as of July 1, 1995 by and among Western Gas Resources, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association.

(b)  Reports on Form 8-K:

         A report on form 8-K was filed on June 1, 1995 to notify the Securities and Exchange Commission and the Company's stockholders of the redemption of all of the issued and outstanding shares of the Company's 7.25% Cumulative Senior Perpetual Convertible Preferred Stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              WESTERN GAS RESOURCES, INC.
                              ---------------------------
                              (Registrant)



Date: March 14, 1995          By: /s/ BILL M. SANDERSON
                                  --------------------------------------------
                                  Bill M. Sanderson
                                  President, Chief Operating Officer and
                                  Director



Date: March 14, 1995          By: /s/ WILLIAM J. KRYSIAK
                                  --------------------------------------------
                                  William J. Krysiak
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)