Form 10-K
period 1995-12-31
WESTERN GAS RESOURCES INC
filed 1996-03-22
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or

[  ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________


                        Commission file number 1-10389
                                               -------


                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                          84-1127613
--------------------------------------              ----------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

12200 N. Pecos Street, Denver, Colorado                        80234-3439
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                (303) 452-5603
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

                                  No Changes
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report).

    Title of each class                     Name of exchange on which registered
-----------------------------               ------------------------------------
Common Stock, $0.10 par value                       New York Stock Exchange

$2.28 Cumulative Preferred Stock, $0.10 par value   New York Stock Exchange

$2.625 Cumulative Convertible Preferred Stock,      New York Stock Exchange
$0.10 par value


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 1, 1996 was $183,434,693.


DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 22, 1996.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Reference is made to listing beginning on page 52 of all exhibits filed as a part of this report.

================================================================================

                          Western Gas Resources, Inc.
                                   Form 10-K
                               Table of Contents

Part   Item(s)                                                                            Page
                                                                                          ----
I.     1 and 2.     Business and Properties...........................................       3
                      General.........................................................       3
                      Principal Facilities............................................       4
                      Gas Gathering and Processing....................................       5
                      Significant Acquisitions and Projects...........................       6
                      Marketing.......................................................       8
                      Producing Properties............................................       9
                      Competition.....................................................       9
                      Regulation......................................................      10
                      Insurance and Operational Risks.................................      10
                      Employees.......................................................      11
       3.           Legal Proceedings.................................................      11
       4.           Submission of Matters to a Vote of Security Holders...............      11
II.    5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters...............................................      12
       6.           Selected Financial Data...........................................      13
       7.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................      14
       8.           Financial Statements and Supplementary Data.......................      25
       9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...............................      51
III.   10.          Directors and Executive Officers of the Registrant................      51
       11.          Executive Compensation............................................      51
       12.          Security Ownership of Certain Beneficial Owners and
                      Management......................................................      51
       13.          Certain Relationships and Related Transactions....................      51
IV.    14.          Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K........................................................      52

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer, processor and marketer with operations located in major oil- and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. The Company owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs"). The Company provides necessary services to the producers of natural gas and NGLs by connecting producers' wells to the Company's gathering system for delivery to its processing plants, processing the gas to remove NGLs and by-products and marketing the gas and NGLs throughout the United States. Most of the natural gas processed by the Company is associated gas from oil wells. The Company also owns certain producing properties, primarily in Louisiana and Texas.

Historically, the Company has derived over 95% of its revenues from the sale of natural gas and NGLs. Set forth below are the Company's revenues by type of operation (000s):

                                                                 Year Ended December 31,
                                         ----------------------------------------------------------------------
                                            1995            %         1994           %           1993      %
                                         ----------    ---------   ----------    --------    ---------   ------

Sale of residue gas...............       $  876,399         69.7   $  707,869        66.6    $ 563,068     60.4
Sale of NGLs......................          331,760         26.4      309,358        29.1      333,880     35.8
Processing, transportation and
  storage revenues................           41,358          3.3       35,057         3.3       25,622      2.7
Other, net........................            7,467           .6       11,205         1.0        9,768      1.1
                                         ----------    ---------   ----------   ---------    ---------   ------

                                         $1,256,984        100.0   $1,063,489       100.0    $ 932,338    100.0
                                         ==========    =========   ===========  =========    =========   ======

The Company expanded through acquisitions, internal project development and increased marketing activity. These activities have strengthened the Company's position in major producing basins and expanded its access to multiple natural gas markets. The table below illustrates the Company's growth from December 31, 1990 to December 31, 1995:

                                 Average      Average           Average for the Year Ended
                                                          --------------------------------------
                                 Residue        NGL          Gas           Gas           NGL
                                Gas Sales      Sales      Throughput    Production    Production
                                 (MMcf/D)     (MGal/D)     (MMcf/D)      (MMcf/D)      (MGal/D)
                                ---------     --------    ----------    ----------    ----------

December 31, 1990............       220           630          217          164            680
December 31, 1995............     1,572         2,890        1,020          779          2,181
% increase...................       615           359          370          375            221

The Company has developed a three-part business plan to increase profitability through expanding its gas marketing activities, acquiring or developing gas gathering and processing assets that meet the Company's target rates of return and increasing the efficiency of its existing facilities. As a part of its initial implementation of the business plan, the Company has (i) restructured its marketing department along more specialized lines designating separate managers for national accounts, end-use sales and electric power marketing, (ii) added business development personnel dedicated to acquiring gas supplies for its existing facilities, and (iii) reduced its operating expenses. See further discussion at "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information."

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


                                                                                          Average for the year ended
                                                        Gas          Gas                       December 31, 1995
                                                                                 ------------------------------------------
                                                      Gathering   Throughput        Gas             Gas             NGL
                                      Year Placed      Systems     Capacity      Throughput      Production      Production
           Facility (1)               In Service      Miles(2)    (MMcf/D)(2)    (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
---------------------------------     ----------      --------    -----------    -----------     -----------    -----------
SOUTHERN REGION:
 Texas
  Midkiff /Benedum...............        1955          2,042          135            135              87              835
  Giddings Gathering System......        1979            651           80             71              62               99
  Edgewood(5)(8).................        1964             85           65             28              11               74
  Perkins........................        1975          2,564           40             21              12              146
  MiVida (5).....................        1972            286          150             44              41                -
  Gomez(13)......................        1971            302          280             72              69                -
  Mitchell Puckett(13)...........        1972             86          140              -               -                -
  Crockett Gathering System......        1973            136            -             27              27                1
  Rosita Treating System.........                          -           60             56              56                -
  Katy(6)........................        1994             17            -              -               -                -
 Louisiana
  Black Lake.....................        1966             55           75             53              36              120
  Toca(7)(8).....................        1958              -          160             74               -               49

NORTHERN REGION:
Oklahoma
  Chaney Dell/Lamont.............        1966          2,003          180             83              63              259
  Arkoma.........................        1985             38            8              2               2                -
  Westana System(9)..............        1986            246           45             55              48               49
 Wyoming
  Granger(8).....................        1987            236          210            130             119              189
  Red Desert(8)..................        1979            110           42             30              27               45
  Lincoln Road(10)...............        1988            146           50             38              35               41
  Hilight Complex(5)(8)..........        1969            619           80             34              29               86
  Kitty and Amos Draw(8).........        1969            304           17             11               8               47
  Newcastle(8)...................        1981            144            5              3               2               19
  Reno Junction(11)..............        1991              -            -              -               -               49
 New Mexico
  San Juan River(5)..............        1955            126           60             33              30                1
 North Dakota
  Williston(12)..................        1981            381            -              8               6               28
  Temple(5)......................        1984             65            7              3               2                8
  Teddy Roosevelt(12)............        1979            332            -              3               2               14
 Utah
  Four Corners...................        1988             97           15              4               4               10
 Montana
  Baker(5)(8)....................        1981              8            3              2               1               12
                                                      ------        -----          -----             ---            -----

   Total.........................                     11,079        1,907          1,020             779            2,181
                                                      ======        =====          =====             ===            =====

_____________________________
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (74%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of December 31, 1995.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6)  Hub and gas storage facility.
(7) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(8) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(9) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(10) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems.
(11) NGL production represents conversion of third-party feedstock to iso-butane.
(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement. In January 1996, Koch Hydorcarbon Company ("Koch"), which operates the Teddy Roosevelt and Williston Gas Company's ("Williston") assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. The closing of the sale is expected to occur on August 1, 1996. See further discussion at "Significant Acquisitions and Projects - Other."
(13) Includes assets purchased in October and December 1995 that were combined with these existing facilities.

Capital expenditures related to existing operations are expected to be approximately $76.1 million during 1996 consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $63.2 million, of which $47.6 million will be used for new well connects, system expansions and asset consolidations and $15.6 million for maintaining existing facilities. The Company expects capital expenditures on the Katy Gas Storage Facility ("Katy Facility"), exploration and production activities and miscellaneous items to be $4.8 million, $3.8 million and $4.3 million, respectively.

GAS GATHERING AND PROCESSING

The Company contracts with producers to gather raw natural gas from individual wells located near its plants. Once a contract has been executed, the Company connects wells to gathering lines through which the natural gas is delivered to a processing plant. At the plant, the natural gas is compressed, unfractionated NGLs are extracted, and the remaining dry residue gas is treated to meet pipeline quality specifications. Eight of the Company's processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, butane and natural gasoline to obtain higher value for the NGLs, and six of the Company's plants are able to process and treat natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation. In addition, the Company has one facility which converts normal butane into iso-butane.

The Company continually acquires additional natural gas supplies to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties or by connecting additional wells. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near the Company's gathering systems. The Company believes it has expanded into areas which present significant potential for new drilling or purchases of existing systems. Historically, the Company has connected additional reserves which more than offset production from reserves dedicated to existing facilities. However, certain individual plants have experienced declines in dedicated reserves. In 1995, including the reserves associated with Westana Gathering Company ("Westana") and 1995 acquisitions, the Company connected new reserves to its gathering systems to replace approximately 94% of 1995 production. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties and revisions to previous estimates, decreased from 2.3 Tcf as of December 31, 1994 (as revised) to approximately 2.1 Tcf at December 31, 1995. The decrease is primarily due to decreased drilling in areas in which the Company operates and declines in reserves at the Company's Black Lake field.

Substantially all gas flowing through the Company's facilities is supplied under long-term contracts providing for the purchase or processing of such gas for periods ranging from five to twenty years, using three basic contract types. Approximately 57% of the

Company's gas throughput (exclusive of the Toca straddle plant) for the year ended December 31, 1995 was purchased under percentage-of-proceeds agreements in which the Company is typically responsible for arranging for the transportation and marketing of the natural gas and NGLs. The price paid to producers is a specified percentage of the net proceeds received from the sale of the natural gas and the NGLs. This type of contract permits the Company and the producers to share proportionally in price changes.

Approximately 24% of the Company's gas throughput for the year ended December 31, 1995 was gathered under contracts which are primarily fee-based whereby the Company receives a set fee for each Mcf of gas gathered. This type of contract provides the Company with a steady revenue stream that is not dependent on commodity prices, except to the extent that low prices may cause a producer to curtail production.

Approximately 19% of the Company's gas throughput for the year ended December 31, 1995 was processed under contracts which combine gathering and compression fees with "keep-whole" arrangements or well-head purchases. Typically, producers are charged a gathering and compression fee based upon volume. In addition, the Company retains a predetermined percentage of the NGLs recovered by the processing facility and keeps the producers whole by returning to the producers at the tailgate of the plant an amount of residue gas equal on a Btu basis to the raw gas received at the plant inlet. The "keep-whole" component of the contracts permits the Company to benefit when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream. However, when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream, the Company may be affected unfavorably.

SIGNIFICANT ACQUISITIONS AND PROJECTS

The Company's significant acquisitions and projects since January 1, 1993 are:

     Northern Acquisition

In July 1995, the Company entered into an agreement to purchase eight West Texas gathering systems, consisting of approximately 230 miles of gathering lines in the Permian Basin, from Transwestern Gathering Company and Enron Permian Gathering, Inc. In October 1995, the Company acquired and assumed the operations of the Transwestern Gathering Company assets for an adjusted purchase price of $4.0 million. Closing on the remaining assets occurred in December 1995 for a purchase price of $14.7 million. For the month ended January 31, 1996, throughput on the systems totaled approximately 150 MMcf per day from approximately 70 wells under fee-based contracts.

     Redman Smackover Joint Venture

Effective January 1, 1995, the Company entered into the Redman Smackover Joint Venture ("Redman Smackover") agreement with DDD Energy, Inc., a wholly owned exploration and production subsidiary of Seitel, Inc., Redman Energy Corporation, and DDD 1995 Oil & Gas Partnership. Redman Smackover acquired working interests in three producing gas fields in East Texas in the Smackover formation with an estimated 25 Bcf of proved reserves from Union Oil Company of California for an adjusted purchase price of $11.0 million. The Company's contribution to Redman Smackover was approximately $5.4 million through December 31, 1995. The Company is the managing venturer with a 50% ownership interest.

     Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis Pipeline Company ("Oasis") for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of gathering lines and two treating facilities. In addition, the Company entered into a long-term agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline. The Company has installed a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Facility.

     Katy Facility

The Company commenced operations of the Katy Facility in February 1994. The Katy Facility, which is located approximately 20 miles from Houston, Texas, utilizes a partially depleted natural gas reservoir with 19 Bcf of working gas capacity and a pipeline header system, currently connected to eleven pipelines, which has the capability to deliver up to 400 MMcf per day of natural gas from the reservoir. Lease acquisition and construction costs incurred through the commencement of operations, including pad gas, approximated $106.1 million. See "Marketing - Natural Gas" below.

     Mountain Gas

Effective January 1, 1993, the Company acquired the stock of Mountain Gas Resources, Inc. ("Mountain Gas") from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt attributable to Mountain Gas.

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

     Black Lake

Effective January 1, 1993, the Company purchased the Black Lake gas processing plant and related reserves ("Black Lake") from Nerco Oil & Gas, Inc. for approximately $136.2 million. The acquisition included a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant. To increase the efficiency of Black Lake's processing capabilities, the Company installed a cryogenic processing plant at a cost of approximately $4.1 million. The cryogenic processing plant, which became fully operational in October 1994, has decreased fuel usage and plant operating expenses, and also provides flexibility to recover or reject ethane.

     Westana Joint Venture

Effective August 1, 1993, the Company formed Westana, a general partnership, with PanEnergy. Westana provides gas gathering and processing services in the Anadarko Basin in Oklahoma and markets natural gas and NGLs for producers connected to its system. The Company is the principal operator, with each partner holding a 50% ownership interest.

The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. The Company also made additional partnership contributions of $7.2 million through December 31, 1995, which will be recouped through preferential distributions. In addition to the assets contributed by the Company, Westana operates PanEnergy's 400 mile gathering system and six compressor stations, which will be contributed to Westana by PanEnergy. PanEnergy has received and accepted abandonment approval by the Federal Energy Regulatory Commission ("FERC") and is now awaiting certain clarification of the abandonment approval. Upon clarification from the FERC on the abandonment approval, PanEnergy will contribute its gathering assets to Westana. The Company expects the contribution of the PanEnergy assets will occur in 1996.

     Other

The Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective is achieved. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. In 1995, the Company sold the Waha Header and certain non-strategic assets acquired in the Oasis acquisition and completed the consolidation of its Lamont gathering system with the Chaney Dell system. The Company anticipates completing the salvage of substantially all of the Lamont processing plant assets by the end of the first quarter of 1996. In 1994, the Company sold its Sligo plant, swapped its Pyote treating facilities for gathering assets in Kansas, which were subsequently disposed of during the second quarter of 1995, consolidated assets in the Powder River Basin and sold its Walnut Bend gathering system. The Company anticipates that the salvage of the Walnut Bend processing plant will be substantially completed by the end of the third quarter of 1996. Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at that plant and began processing the associated gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems. In January 1996, Koch, which operates the Teddy Roosevelt and Williston assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. Proceeds from the sale of the gathering assets will be approximately $2.4 million, of which the Company is entitled to receive $1.5 million. The closing on the sale is expected to occur on August 1, 1996, at which time the operation of Williston and the Company's Teddy Roosevelt facility will cease and any remaining assets will be salvaged.

MARKETING

     Natural Gas

The Company markets residue gas produced at its plants and purchased from third parties to end-users, local distribution companies ("LDCs"), pipelines and other marketing companies throughout the United States. Historically, the Company's gas marketing was an outgrowth of the Company's gas processing activities and was directed towards selling gas processed at its plants to ensure their efficient operation. As the Company expanded into new basins and the natural gas industry became deregulated and offered more opportunity, the Company began to increase its third-party gas marketing. Average gas sales increased to 1,572 MMcf per day for the year ended December 31, 1995 compared to 220 MMcf per day for the year ended December 31, 1990, primarily as a result of increased third-party sales and sales attributable to acquisitions and to the Katy Facility, which began operations in 1994. The Company has continued to increase sales to end-users and to achieve greater market penetration close to its facilities while also expanding into new markets throughout the United States.

The Company sells gas under agreements with varying terms and conditions in order to match seasonal and other changes in demand. Most of the Company's current sales contracts are short-term, ranging from a few days to one year. At December 31, 1995, the Company's commitment under long-term contracts, several of which have an annual redetermination of prices and several of which are rebid prior to expiration, was approximately 300 MMcf per day.

The Company intends to continue to expand its residue gas marketing and third-party sales, particularly to industrial and commercial end-users. The Company's marketing department has recently been restructured along more specialized lines to include separate managers for national accounts, end-use sales and electric power marketing. The Company has also expanded its marketing in areas beyond its traditional gas supply centers (Houston and the Gulf Coast) to demand centers, such as Chicago, New York and California. Third-party sales and residue gas storage, combined with the stable supply from Company facilities, enable the Company to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods.

The Company customarily stores residue gas in underground storage facilities to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. In order to meet the peaking demand for residue gas in certain markets, the Company constructed the Katy Facility. The ability to withdraw gas from the Katy Facility on short notice positions the Company to market residue gas to LDCs and other customers that need a reliable yet variable supply of residue gas. The Katy Facility allows the Company to bypass certain transportation bottlenecks and enhances flexibility in its marketing operations. The complex utilizes a partially depleted natural gas reservoir with 19 Bcf of working gas capacity and a pipeline header system, currently connected to eleven pipelines, which has the capability to deliver up to 400 MMcf per day of residue gas from the reservoir.

At December 31, 1995, the Company held approximately 12.8 Bcf of residue gas inventory in underground storage at an average cost of $1.82 per Mcf ($1.65 per MMBtu), primarily at the Katy Facility. At December 31, 1995, the Company had hedging contracts in place for anticipated sales for approximately 12.5 Bcf of stored gas at a weighted average price of $1.88 per MMBtu for the 1995-1996 winter heating season. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 5 - Risk Management" to the Company's Consolidated Financial Statements elsewhere in this Form 10-K.

In December 1993, the Company entered into a three-year winter-peaking gas purchase and sales agreement with a major utility in East Texas which designates the Katy Facility as the primary delivery point. Under the agreement, which was amended in August 1994 to expire in March 1997, the utility has the right to purchase, during each year of the contract, up to approximately 50 MMcf of residue gas per day in November and March and approximately 140 MMcf of residue gas per day in December, January and February, at the Houston Ship Channel Index Price, determined daily, plus a demand charge. The agreement calls for a minimum demand charge to be paid to the Company for each contract term, whether or not delivery is taken. This minimum demand charge is calculated based upon five Bcf of available storage during each fiscal year of the contract term.

In February 1995, the Company entered into a long-term firm storage and transportation agreement with a St. Louis-based LDC. Under the agreement, the Company has leased approximately three Bcf of storage capacity of the Katy Facility to the LDC. The gas will principally serve local distribution requirements of the LDC's customers in central Missouri.

During the year ended December 31, 1995, the Company sold residue gas to approximately 370 end-users, pipelines, LDCs and other customers. No single customer accounted for more than 3.5% of consolidated revenues for the year ended December 31, 1995.


     NGL Marketing

The Company markets NGLs (ethane, propane, iso-butane, normal butane, natural gasoline, and condensate) produced at its plants and purchased from third parties in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States. A majority of the Company's production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, the Company seeks to ensure that production from the plants moves on a reliable basis, avoiding curtailment of production.

Consumption of NGLs is primarily determined by various end-user markets including the petrochemical industry, the petroleum refining industry and the retail and industrial fuel markets. As an example, the petrochemical industry uses ethane, propane, normal butane and natural gasoline as feedstocks in the production of ethylene, which is used in the production of various plastics products. Over the last several years, the petrochemical industry has increased its use of NGLs as a major feedstock. Further, various NGLs are used for home heating and cooling, transportation and for certain agricultural applications. Demand is primarily affected by price, seasonality and the economy.

The volatility of NGL prices in recent years has caused the Company to move to short-term contracts, with no prices set on a firm basis for more than a 30-day period. Although some existing contracts do commit the Company for periods as long as a year, prices are redetermined on a market-related basis. The Company leases NGL storage space at major trading locations near Houston and in central Kansas in order to store products so that they can be sold at higher prices on a seasonal basis. At December 31, 1995, approximately 15,800 MGal of NGLs were in storage at an average cost of $.31 per gallon. The Company generally intends that stored NGLs turn over on an annual basis. The Company from time to time enters into futures contracts to hedge a portion of its share of condensate and crude oil production. Although no such hedges were outstanding at December 31, 1995, the Company will continue to enter into futures contracts as management deems appropriate. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 5 - Risk Management" to the Company's Consolidated Financial Statements elsewhere in this Form 10-K.

For the year ended December 31, 1995, NGL sales averaged 2,890 MGal per day, an increase from 630 MGal per day in 1990, primarily due to acquisitions during the five-year period. Sales were made to approximately 170 different customers, and no single customer accounted for more than 3% of the Company's consolidated revenues for the year ended December 31, 1995. Revenues are also derived from contractual marketing fees charged to some producers for NGL marketing services. For the year ended December 31, 1995, such fees were less than 1% of the Company's consolidated revenues.

PRODUCING PROPERTIES

Revenues derived from the Company's producing properties comprised approximately 2.6% of revenues for the year ended December 31, 1995. The producing properties are primarily working interests in a unit operated by the Company comprising the Black Lake field in Louisiana, which provides production to the Black Lake plant, and 20 gas properties producing from the Smackover formation of the East Texas Basin, which provide production to the Edgewood plant. The Company also has working interests in the Powder River Basin in northeastern Wyoming, the Sandwash Basin in northwestern Colorado, the Austin Chalk formation in southeast Texas and the San Juan Basin in southwest Colorado. The Company also owns various working interests in 13 wells in the Smackover formation through Redman Smackover.

COMPETITION

The Company competes with other companies in the gathering, processing and marketing business, both for supplies of natural gas and for customers to which natural gas and NGLs are sold. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producers' natural gas. Competition for natural gas and NGL customers is primarily based upon reliability and price of deliverable natural gas and NGLs. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes based primarily on price against companies capable of providing such alternative fuels. The Company's competitors for obtaining additional gas supplies, for gathering and processing gas and for marketing gas and NGLs include national and local gas gatherers, brokers, marketers and distributors of various size, financial resources and experience. In recent years, the Company has also experienced narrowing margins due to the increasing availability of pricing information to the participants in the natural gas industry.

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

As a processor and marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines, and the rates charged for such services, are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). The availability of interstate transportation and storage service necessary to enable the Company to make deliveries and/or sales of residue gas can at times be pre-empted by other system users in accordance with FERC-approved methods for allocating the system capacity of "open access" pipelines. Moreover, the rates charged by pipelines for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder the Company's processing and marketing operations and/or affect its sales margins.

During the past ten years, the FERC has implemented a nondiscriminatory blanket transportation program which initially authorized, and ultimately mandated, interstate natural gas pipelines to perform "open access," self-implementing (i.e., not generally requiring case-specific certificate authorization) transportation services. Order Nos. 636, et seq., which constitute the FERC's
                                          -------
most recent issuances in this program, promulgated regulations that substantially restructure the services provided by interstate pipelines by "unbundling" (i.e., separating) and separately pricing pipeline gathering, transportation, storage and sales activities in an effort to enable non-pipeline merchants to compete with pipelines for gas purchasers on an equal basis. These regulations have largely been implemented by all interstate transporters utilized by the Company (as well as by the Company's own non-major interstate pipeline located in Wyoming) in numerous individual pipeline restructuring and rate proceedings. The conversion of pipelines from natural gas merchants to primarily transporters of gas through implementation of the FERC's open access transportation and restructuring programs has caused the pipelines to incur significant producer take-or-pay costs and other transition costs resulting from their abandonment of gas purchasing and sales activities. The FERC has allowed, and indicated in Order Nos. 636, et seq. that it will continue to allow, the
                                 ------
recovery of some or all of these and related costs from current shippers of gas. Pipeline flow-through of many of these costs is subject to the outcome of administrative and appellate proceedings in individual pipeline rate and restructuring cases, and Order Nos. 636, et seq. themselves are currently the
                                         ------
subject of numerous petitions for appellate review presently pending in the United States Court of Appeals for the District of Columbia Circuit. The outcome of these proceedings could affect the Company's operations and the costs of transporting and selling gas.

Pursuant to Section 1(b) of the NGA, production and gathering activities are exempt from the FERC's jurisdiction; however, judicial precedent has held that where gathering is performed largely in connection with the delivery of gas in interstate commerce, such gathering can be considered merely an extension of the jurisdictional transportation of such gas and thus subject to NGA rate regulation itself. Recently, primarily as a result of the unbundling of interstate pipeline gathering services required by Order Nos. 636, et seq., many
                                                                   ------
pipelines have sought FERC authorization to abandon gathering operations and facilities previously held to be subject to the NGA. In response to those requests, the FERC has established a general policy permitting the abandonments but requiring a showing demonstrating that existing customers have been offered, for a two-year period, continued service through the abandoned facilities at the same rates and under the same terms as were previously offered by the pipeline. The Company has been active in acquiring and/or operating natural gas gathering facilities abandoned by interstate pipelines and, thus, certain of its operations and acquisitions have been affected by this FERC policy. The policy is currently being challenged at both agency and appellate levels, but at this stage the outcome of such challenges is too speculative to predict.

INSURANCE AND OPERATIONAL RISKS

The Company is subject to various hazards which are inherent in the industry in which it operates such as explosions, product spills, leaks and fires, each of which could cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of operations at the affected facility. The Company maintains physical damage, comprehensive general liability, workers' compensation and business interruption insurance. Such insurance is subject to deductibles that the Company considers reasonable. The Company is not fully insured against all risks in its business; however, the Company believes that the coverage it maintains is adequate and consistent with other companies in the industry. Consistent with insurance coverage typically available to the natural gas industry, the Company's insurance policies do not provide coverage for losses or liabilities relating to pollution, except for sudden and accidental occurrences.

EMPLOYEES

At December 31, 1995, the Company employed 862 full-time employees, none of whom was a union member. The Company considers relations with employees to be excellent.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of March 1, 1996, there were 25,773,051 shares of Common Stock outstanding held by 423 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR". The following table sets forth quarterly high and low closing sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

                                                             HIGH         LOW
                                                            ------      ------
     1994
     First Quarter........................................  $ 35        $ 26 1/8
     Second Quarter.......................................    30          26
     Third Quarter........................................    28 1/2      18 1/2
     Fourth Quarter.......................................    22 1/8      18 1/8

     1995
     First Quarter........................................    22 1/8      16 3/4
     Second Quarter.......................................    24 1/4      16 5/8
     Third Quarter........................................    18 1/4      15 1/2
     Fourth Quarter.......................................  $ 17 5/8    $ 15

The Company paid annual dividends on the Common Stock aggregating $.20 per share during the years ended December 31, 1995 and 1994. The Company has declared a dividend of $.05 per share of common stock for the quarter ending March 31, 1996 to holders of record as of March 29, 1996. Declarations of dividends on the Common Stock are within the discretion of the Board of Directors. In addition, the Company's ability to pay dividends is restricted by certain covenants in its financing facilities, the most restrictive of which prohibits declaring or paying dividends after December 31, 1995 that exceed, in the aggregate, the sum of $10 million plus 50% of the Company's cumulative consolidated net income earned after December 31, 1995 plus 50% of the net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth fiscal quarter of 1995, payable in 1996, are excluded from this calculation. At December 31, 1995, this threshold amounted to $10.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. The data for the three years ended December 31, 1995 should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated financial data for the two years ended December 31, 1991 is derived from the Company's historical Consolidated Financial Statements. See also Item
7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                                 1995         1994         1993        1992        1991
                                             -----------   ----------   ----------  ----------   ---------
                                                  (000s, except per share amounts and operating data)

STATEMENT OF OPERATIONS:
Revenues...................................  $1,256,984     $1,063,489      $932,338    $600,116       $358,242
Gross profit...............................      75,211         72,556        92,012      88,192         58,152
Income (loss) before taxes.................      (8,266)  (a)   11,524  (b)   55,631      58,445         32,783
Provision (benefit) for income taxes.......      (2,158)         4,160        17,529      18,757         11,933
Net income (loss)..........................      (6,108)  (a)    7,364  (b)   38,102      39,688         20,850
Earnings (loss) per share of common
  stock....................................        (.84)          (.19)         1.25        1.43            .94

CASH FLOW DATA:............................
Net cash provided by operating activities..      86,373         31,866       107,116      96,655         36,228
Capital expenditures.......................      78,521        100,540       492,328      67,021        234,124

BALANCE SHEET DATA.........................
  (at period end):
Total assets...............................   1,193,997      1,167,362     1,114,748     582,188        552,321
Long-term debt.............................     454,500        418,000       547,000     157,000        216,050
Stockholders' equity.......................     371,909        436,683       314,387     287,021        221,389
Dividends declared per share of common
  stock....................................  $      .20     $      .20    $      .20    $    .20       $    .15

OPERATING DATA:............................
Average gas sales (MMcf/D).................       1,572          1,097           755         442            310
Average NGL sales (MGal/D).................       2,890          2,970         2,941       2,400          1,097
Average gas volumes gathered (MMcf/D)......       1,020            934           804         669            408
Facility capacity (MMcf/D).................       1,907          1,560         1,586       1,177          1,183
Average gas prices ($/Mcf).................        1.53           1.77          2.02        1.72           1.59
Average NGL prices ($/Gal).................         .31            .28           .31         .32            .36

(a) In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which resulted in the recognition of a non-cash loss of $17.6 million. Also, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million restructuring charge was incurred, primarily related to employee severance costs.

(b) In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Construction of a new tank farm and repairs to the cryogenic units were completed and fully operational in August 1994. Claims for physical damage to the Company's facilities totaled approximately $6.7 million. In addition, the Company recorded, as other revenue, $3.3 million relating to lost income covered under its business interruption insurance policy for the year ended December 31, 1994. As of December 31, 1995, the Company had resolved substantially all remaining issues and collected all remaining insurance proceeds. The total reimbursements the Company received under its insurance policies were $6.6 million for physical damage and $3.9 million related to business interruption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                      Year Ended
                                                     December 31,        Percent
                                             -------------------------
                                                 1995          1994       Change
                                             ------------   ----------    ------
FINANCIAL RESULTS:
Revenues...................................  $ 1,256,984   $ 1,063,489     18.2
Gross profit...............................       75,211        72,556      3.7
Net (loss) income..........................       (6,108)        7,364   (182.9)
Loss per share of common stock.............         (.84)         (.19)  (342.1)
Net cash provided by operating activities..  $    86,373   $    31,866    171.1

OPERATING DATA:
Average gas sales (MMcf/D).................        1,572         1,097     43.3
Average NGL sales (MGal/D).................        2,890         2,970     (2.7)
Average gas prices ($/Mcf).................         1.53          1.77    (13.6)
Average NGL prices ($/Gal).................          .31           .28     10.7

Net income decreased $13.5 million and net cash provided by operating activities increased $54.5 million for the year ended December 31, 1995 compared to 1994. The decrease in net income for the year was primarily due to a $17.6 million pre-tax impairment loss recorded in connection with the adoption of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and a $2.1 million pre-tax restructuring charge the Company recorded in May 1995 relating to its cost reduction program. In addition, net income was adversely affected by higher product purchase costs associated with the Company's third-party residue gas sales and increased depreciation, depletion and amortization expense and interest expense, partially offset by higher residue gas volumes sold and higher NGL prices.

Revenues from the sale of residue gas increased approximately $168.5 million for the year ended December 31, 1995 compared to 1994. Average gas sales volumes increased 475 MMcf per day to 1,572 MMcf per day for the year ended December 31, 1995 compared to 1994, largely due to an increase of approximately 460 MMcf per day in the sale of residue gas purchased from third parties. Average gas prices decreased $.24 per Mcf to $1.53 per Mcf for the year ended December 31, 1995 compared to 1994. The effect of the decrease in residue gas prices on the Company's net margin from equity production was partially offset by the Company's futures positions; approximately $10.0 million of gain was recognized in the year ended December 31, 1995 related to such contracts. The Company has entered into futures positions for a portion of its equity gas for 1996. See further discussion at "Forward Looking Information-Hedging."

Revenues from the sale of NGLs increased approximately $22.4 million for the year ended December 31, 1995 compared to 1994. Average NGL sales volumes remained relatively constant at 2,890 MGal per day and average NGL prices increased $.03 per gallon to $.31 per gallon for the year ended December 31, 1995 compared to 1994.

Processing, transportation and storage revenues increased $6.3 million for the year ended December 31, 1995 compared to 1994. Approximately $3.6 million of the increase was due to greater NGL revenues from the Company's Giddings system and increased treating revenue, primarily from gathering systems acquired in December 1994. The remaining increase was primarily due to a long-term firm storage and transportation agreement at the Katy Facility that the Company entered into in February 1995.

Other net revenue decreased $3.7 million for the year ended December 31, 1995 compared to 1994. The difference was primarily attributable to a $3.3 million insurance recovery recorded in 1994 for business losses associated with the December 1993 fire at the Company's Granger facility.

The increase in product purchases corresponds to the increase in third-party residue gas sales. Combined product purchases as a percentage of residue gas and NGL sales increased two percentage points to 86% for the year ended December 31, 1995 compared to 1994. The rising gas purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes by targeting end-use markets, these margins will be stabilized. However, there is no assurance that the Company will be successful in capturing these markets.

Plant operating expense increased $2.5 million for the year ended December 31, 1995. The increase was attributable to assets purchased in the Oasis acquisition in December 1994, primarily for property taxes, and taxes on higher levels of inventory held at the Katy Facility, partially offset by cost savings resulting from the cost reduction plan initiated in May 1995.

Selling and administrative expense decreased $3.0 million, primarily due to the cost reduction plan implemented in May 1995.

Depreciation, depletion and amortization increased $1.8 million for the year ended December 31, 1995 compared to the prior year period. The increase was primarily attributable to the Oasis assets, additional depletion related to the Company's oil and gas production and various plant upgrades and equipment additions in 1995.

Interest expense increased $5.7 million for the year ended December 31, 1995 compared to 1994, due to an increase in the Company's average borrowing rate from 6.6% to 7.5% per annum and higher average debt outstanding during 1995, primarily due to the redemption of the 7.25% Cumulative Perpetual Convertible Preferred Stock.

The provision for income taxes for the year ended December 31, 1995 includes a $300,000 adjustment to reflect management's estimate of deferred taxes.


YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993 (000s, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                    Year Ended
                                                    December 31,         Percent
                                             -------------------------
                                                  1994          1993      Change
                                             ------------    ---------   -------
FINANCIAL RESULTS:
Revenues...................................   $ 1,063,489    $ 932,338     14.1
Gross profit...............................        72,556       92,012    (21.1)
Net income.................................         7,364       38,102    (80.7)
Earnings per share of common stock.........          (.19)        1.25   (115.2)
Net cash provided by operating activities..   $    31,866    $ 107,116    (70.3)

OPERATING DATA:
Average gas sales (MMcf/D).................         1,097          755     45.3
Average NGL sales (MGal/D).................         2,970        2,941      1.0
Average gas prices ($/Mcf).................          1.77         2.02    (12.4)
Average NGL prices ($/Gal).................           .28          .31     (9.7)

Net income decreased $30.7 million and net cash provided by operating activities decreased $75.3 million for the year ended December 31, 1994 compared to the same period in 1993. Overall, throughput and sales volumes at the Company's facilities remained comparable to historical levels. The Company's decrease in net income and net cash provided by operating activities was primarily attributable to a decline in NGL and residue gas prices and higher interest, selling and administrative and depreciation, depletion and amortization costs associated with the Company's 1993 acquisitions of Black Lake and Mountain Gas, along with the completion of the Katy Facility construction. In addition, because of lower demand and lower than expected prices, the Katy Facility did not generate significant revenue. As a result, revenues from the Katy Facility in 1994 did not fully offset related depreciation, depletion and amortization, interest and operating costs.

Revenues from the sale of residue gas increased approximately $144.8 million for the year ended December 31, 1994 compared to the same period in 1993, as a volume increase of 342 MMcf per day was somewhat offset by a decrease in average residue gas sales prices of $.25 per Mcf. Approximately 300 MMcf per day of the volume increase was attributable to an increase in the sale of residue gas purchased from third-parties, primarily resulting from the acquisition of Citizens National Gas Company assets in the third quarter of 1993. The remaining volume increase was the result of increased production volumes at the Company's facilities, primarily due to the Mountain Gas and Black Lake acquisitions, new well connect activities and consolidations with smaller gathering systems.

Revenues from the sale of NGLs decreased approximately $24.5 million for the year ended December 31, 1994 compared to 1993, as a volume increase of approximately 30 MGal per day was more than offset by a $.03 per gallon decrease in the average NGL sales price. Approximately 22 MGal per day of the volume increase was attributable to an increase in the sale of NGLs purchased from third-parties. The remaining volume increase was primarily attributable to the acquisitions of Mountain Gas and Black Lake, new well connect activity and consolidations with smaller gathering systems. This volume increase was somewhat offset by unfavorable economics of ethane and propane extraction in the first quarter of 1994 and by limited NGL volumes at the Granger facility, primarily as a result of the December 1993 fire. The curtailment of production while plant improvements were completed during the third quarter of 1994 at Black Lake also contributed to lower volumes.

Processing, transportation and storage revenues increased $9.4 million for the year ended December 31, 1994 compared to the same period in 1993. The increase was due to additional gathering revenue associated with the Company's Granger gathering system acquired in the Mountain Gas acquisition in July 1993, increased gathering revenue at the Company's Lincoln Road facility and the recognition of demand fees associated with a winter-peaking gas purchase and sales contract at the Katy Facility during 1994.

Other net revenue increased $1.4 million for the year ended December 31, 1994 compared to the same period in 1993. For the year ended December 31, 1994, the Company accrued approximately $3.3 million as an amount to be recovered under its business interruption insurance policy for business losses associated with the December 1993 fire at the Company's Granger facility and approximately $1.4 million in rate refunds from a pipeline company. These 1994 recoveries were somewhat offset by a $2.6 million gain recorded as a result of the termination of interest rate swap agreements in 1993.

Historically, product purchases as a percentage of residue gas and NGL sales from the Company's plant production have approximated 70%. Product purchases as a percentage of residue gas and NGL sales from third-party purchases were substantially higher in 1994 and approximated 95%. Total product purchases as a percentage of residue gas and NGL sales increased approximately 2.5 percentage points to 84% for the year ended December 31, 1994 compared to the same period in 1993. The increase in the Company's combined percentage was primarily due to an increasing proportion of 1994 residue gas sales revenues resulting from products purchased from third parties.

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

Depreciation, depletion and amortization expense increased approximately $19.6 million for the year ended December 31, 1994 compared to the same period in 1993. This increase was primarily due to the acquisitions of Mountain Gas and Black Lake in July 1993 and the commencement of Katy Facility operations in February 1994, and was partially offset by lower depreciation and depletion expense resulting from the addition of recoverable reserves at Black Lake and Edgewood during 1994.

Interest expense increased approximately $19.0 million for the year ended December 31, 1994 compared to the same period in 1993, primarily due to additional borrowings necessitated by the Mountain Gas and Black Lake acquisitions, a reduction in the amount of interest capitalized to the Katy Facility and an increase in the Company's variable borrowing rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to investigate alternative financing sources. Net cash provided by operating activities has been primarily affected by product prices, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party residue gas purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient financing to connect new reserves, maintain its existing facilities and complete its current capital improvement projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements.

The Company's sources and uses of funds for the year ended December 31, 1995 are summarized as follows (000s):

SOURCES OF FUNDS:
        Borrowings under long-term debt agreements.....        $   717,400
        Net cash provided by operating activities......             86,373
        Other..........................................             13,445
                                                               -----------
        Total sources of funds.........................        $   817,218
                                                               ===========

USES OF FUNDS:
        Payments related to long-term debt agreements..        $   682,784
        Capital investments............................             78,521
        Redemption of the 7.25% Cumulative Senior
         Perpetual Convertible Preferred Stock                      42,030
        Payment of preferred dividends.................             11,643
        Payment of common stock dividends..............              5,153
                                                               -----------

        Total uses of funds............................        $   820,131
                                                               ===========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 12.8 Bcf at an average cost of $1.82 per Mcf ($1.65 per MMBtu) at December 31, 1995 as compared to 21.9 Bcf at an average cost of $2.16 per Mcf ($1.94 per MMBtu) at December 31, 1994, primarily at the Katy Facility. The Company also held NGLs in storage of 15,816 MGal at an average cost of $.31 per gallon and 11,600 MGal at an average cost of $.30 per gallon at December 31, 1995 and December 31, 1994, respectively, at various third party storage facilities. At December 31, 1995, the Company had hedging contracts in place for anticipated sales for approximately 12.5 Bcf of stored gas at a weighted average price of $1.88 per MMBtu for the 1995-1996 winter heating season.

As of December 31, 1995, the Company had shelf registrations available providing for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock. On February 13, 1996, the Company filed a registration statement registering an additional $100 million of debt securities or preferred or common stock, which the Company believes will be declared effective in April 1996.

The Company has been successful overall in replacing production with new reserves. However, volumes of natural gas dedicated to some of the Company's plants have declined in recent years because additions to dedicated plant reserves have not fully offset production. In 1995, including the reserves associated with Westana Gathering Company ("Westana") and 1995 acquisitions, the Company connected new reserves to its gathering systems to replace approximately 94% of 1995 production. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties and revisions to previous estimates, decreased from 2.3 Tcf as of December 31, 1994 (as revised) to approximately 2.1 Tcf at December 31, 1995. The decrease is primarily due to decreased drilling in all areas in which the Company operates and declines in reserves at the Company's Black Lake field.

In May 1995, the Company redeemed all of the issued and outstanding shares of its 7.25% Cumulative Senior Perpetual Convertible Preferred Stock (liquidation preference of $40 million) pursuant to the provisions of the Certificate of Designation relating to such preferred stock, at an aggregate redemption price of approximately $42.0 million.

     Risk Management Activities

The Company's policy is to utilize risk management tools primarily to reduce commodity price risk for its equity production and to lock in profit margins for its storage and marketing activities. It is the Company's objective to maintain a balanced portfolio of financial exposure between physical obligations (fixed price purchase and sales, storage inventories) and related financial instruments (futures, swaps, and options positions). This effectively allows the Company to fix its total margin because gains or losses in the physical market are offset by corresponding losses or gains in the financial instruments market.

Hedging and related activities may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) production is less than expected, (ii) the Company's customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) the Company's over-the-counter ("OTC") counterparties fail to perform. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against decreases in such prices.

In 1993, the Board of Directors adopted its Natural Gas Futures Trading Procedures and created a committee of officers to oversee the Company's risk management activities. As an additional control, the Company has developed information systems that allow daily monitoring of its risk management activities and its exposure related to futures, swaps and options positions resulting from changes in the market.

The Company uses futures, swaps, and options to reduce price risk and basis risk. Basis is the difference in price between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

The Company enters into futures transactions on the New York Mercantile Exchange and the Kansas City Board of Trade and through OTC swaps with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties which contain collateral requirements. OTC exposure is marked to market daily for the credit review process. The Company generally uses standardized swap agreements which allow for offset of positive and negative exposures.

Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL sales when the related inventory is sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, "Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in residue and NGL sales when the hedged physical transaction occurs. The $1.9 million of losses deferred in inventory at December 31, 1995 were recognized in January 1996 and were more than offset by margins from the Company's related forward fixed price hedges and physical sales.

As of December 31, 1995, the Company held a notional quantity of approximately 330 Bcf of natural gas futures, swaps, and options extending from January 1996 to February 1998. This was comprised of approximately 37 Bcf long and 31 Bcf short of exchange-traded futures and 126 long and 136 short Bcf of OTC swaps and options. As of December 31, 1994, the Company held a notional quantity of approximately 210 Bcf of futures, swaps, and options extending through December 1997. This was comprised of approximately 34 Bcf long and 58 Bcf short of exchange traded futures and 56 long and 62 short Bcf of OTC swaps and options.

The Company enters into speculative futures trades on a very limited basis for purposes which include testing of hedging techniques. Company procedures contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits (currently, a total position of 100 net contracts long or short). Speculative futures positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains from such speculative activities for the year ended December 31, 1995 were not material. See further discussion of hedging activities at

"Liquidity and Capital Resources - Forward Looking Information" and discussion of other hedging activities at "Interest Rate Swaps."


     Capital Investment Program

Between January 1, 1993 and December 31, 1995, the Company expended approximately $672 million on new projects and acquisitions. For the years ended December 31, 1995, 1994 and 1993 the Company expended $79 million, $101 million and $492 million, respectively, on acquisitions, the construction of the Katy Facility, connection of new reserves, the acquisition of consolidating assets for existing systems and upgrades to existing and newly acquired facilities.

Capital expenditures related to existing operations are expected to be approximately $76.1 million during 1996 consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $63.2 million, of which $47.6 million will be used for new connects, system expansions and asset consolidations and $15.6 million for maintaining existing facilities. The Company expects capital expenditures on the Katy Gas Storage Facility ("Katy Facility"), exploration and production activities and miscellaneous items to be $4.8 million, $3.8 million and $4.3 million, respectively.

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

     Financing Facilities

Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $137.5 million was outstanding at December 31, 1995. If the facility is not renewed, its commitment period will terminate on October 1, 1997. Any outstanding balance thereunder at such time will convert to a three-year term loan, which shall be payable in 12 equal quarterly installments, commencing January 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1995, the spread was 1.25% over the Eurodollar rate, resulting in an interest rate of 7.21%.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At December 31, 1995, the Company's debt to capitalization ratio was .58 to 1 resulting in a commitment fee rate of .375%.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $25 million which bears interest at 9.87%. Payments on the Term Loan Facility of $12.5 million are due in September 1996 and September 1997, respectively. The Company intends to finance the $12.5 million payment due in 1996 through amounts available under the Revolving Credit Facility. The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment terms. If funded debt of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification.
This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At December 31, 1995, taking into account all the covenants contained in the Credit Facilities Agreement, the Company had approximately $50 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. Pursuant to the Credit Facilities Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345.0 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through October 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to
1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on or after December 31, 1995 that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth fiscal quarter of 1995, payable in 1996, are excluded from this calculation. At December 31, 1995, $10 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1996. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. The $5.8 million cash balance at December 31, 1995 is an overnight investment necessitated by the timing of cash receipts.

Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. The Master Shelf contains certain financial covenants which substantially conform with those contained in the Revolving Credit Facility, as restated and amended. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as restated and amended, is fully utilized, as indicated in the following table (000s):

                                   Interest         Final
      Issue Date         Amount      Rate          Maturity                   Principal Payments  Due
---------------------   -------    ---------  -------------------   --------------------------------------------

October 27, 1992        $25,000      7.51%    October 27, 2000      $8,333 each on October 27, 1998 through 2000
October 27, 1992         25,000      7.99%    October 27, 2003      $8,333 each on October 27, 2001 through 2003
September 22, 1993       25,000      6.77%    September 22, 2003    single payment at maturity
December 27, 1993        25,000      7.23%    December 27, 2003     single payment at maturity
October 27, 1994         25,000      9.05%    October 27, 2001      single payment at maturity
October 27, 1994         25,000      9.24%    October 27, 2004      single payment at maturity
July 28, 1995            50,000      7.61%    July 28, 2007         10,000 each on July 28, 2003 through 2007
                         -------

                        $200,000
                        ========


1993 Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended. The Company used the net proceeds from the sale to reduce borrowings under the Revolving Credit Facility.

Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 6.3% as of December 31, 1995. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool.

On September 2, 1994, in anticipation of entering into the Receivables Facility, BA entered in a Master Note Agreement (the "Short-Term Note") with the Company and advanced the Company $75 million at the Eurodollar rate plus .50%, which resulted in an interest rate of 6.56% per annum at June 30, 1995. The Company used the $75 million drawn on the Receivables Facility to repay the Short-Term Note, which was then canceled.

COVENANT COMPLIANCE. At December 31, 1995, the Company was in compliance with all covenants in its loan agreements.

INTEREST RATE SWAP AGREEMENTS. Historically, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations or the exchange of foreign and U.S. currencies, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements and the effects of foreign currency positions that were marked to market are included in other income. At December 31, 1995 and 1994, the total notional principal amount of outstanding interest rate swap agreements was $0 and $50 million, respectively. In addition to the financial risk, which will vary during the life of these swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements.

In anticipation of issuing the 1995 Senior Notes in the fourth quarter of 1995, the Company entered into an interest rate lock on a notional amount of $50 million, linked to the ten-year U.S. Treasury Bill rate, with a creditworthy counterparty to hedge against the risk of rising interest rates while it completed the 1995 Senior Notes placement. At the time the Company terminated the rate lock, interest rates had decreased, which resulted in the realization of a $390,000 loss. The Company considered the loss to be a cost of obtaining the privately placed debt and is therefore amortizing it over the ten-year term of the 1995 Senior Notes.

The following table summarizes the results of the Company's interest rate swap and foreign currency positions for each of the three years in the period ended December 31, 1995 (000s):

                                                        1995                 1994              1993
                                                        -----               ------            -------

Net (increase) decrease to interest expense...........  $ 358               $ (932)            $ 1,769
                                                        =====               ======             =======

Interest rate swap losses capitalized.................  $ 390               $    -             $     -
                                                        =====               ======             =======

Gains on swap termination.............................  $   -               $    -             $ 2,590
                                                        =====               ======             =======

Losses on foreign currency positions..................  $   -               $ (361)            $(1,175)
                                                        =====               ======             =======

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

In 1990, the Congress enacted the Clean Air Act Amendments of 1990 (the "Clean Air Act") which impose more stringent standards on emissions of certain pollutants and require the permitting of certain existing air emissions sources. Many of the regulations have not yet been promulgated and until their promulgation, the Company cannot make a final assessment of the impact of the Clean Air Act. However, based upon its preliminary review of the proposed regulations, the Company does not anticipate that compliance with the Clean Air Act will require any material capital expenditures, although it will increase permitting costs in 1996 and may increase certain operating costs on an ongoing basis. The Company does not believe that such cost increases will have a material effect on the Company's financial position or results of operations.

The Company believes that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but it cannot rule out that possibility.

The Company is in the process of voluntarily cleaning up substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting remediation at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.3 million for the year ended December 31, 1995. For the year ended December 31, 1995, the Company paid an aggregate of approximately $757,000 in air emissions fees to the states in which it operates. Although the Company anticipates that such environmental expenses will increase over time, the Company does not believe that such increases will have a material effect on the Company's financial position or results of operations.

FORWARD LOOKING INFORMATION

The Company has developed a three-part business plan to increase profitability through continued growth of the Company's core businesses. The Company plans to expand its marketing activities, acquire or develop gas gathering and processing assets that meet the Company's target rates of return and increase the efficiency of its existing facilities.

     Marketing

The Company's existing natural gas and NGL marketing was a by-product of the Company's processing activities and was directed towards selling natural gas and NGLs processed at its plants to ensure their efficient operation. As the Company expanded into new basins and the natural gas industry became deregulated, the Company began to increase its third-party marketing. The Company believes that the knowledge and understanding gained through its gas gathering and processing operations coupled with its understanding of the pipeline network are the basis for its success in marketing natural gas and NGLs. Average daily gas sales increased to 1,572 MMcf per day and NGL sales increased to 2,890 MGal per day for the year ended December 31, 1995 compared to 220 MMcf and 630 MGal, respectively, for the year ended December 31, 1990, a 615% and 359% increase, respectively.

     Natural Gas

The Company plans to expand its gas marketing by (i) targeting special needs of end-users willing to pay higher margins, (ii) increasing its use of the Katy Facility and (iii) entering the recently deregulated electric power marketing sector. The Company's marketing department has recently been restructured along more specialized lines to include separate managers for national accounts, end-use sales and electric power marketing. In 1996, the Company plans to hire four experienced marketers who will primarily be involved in seeking national accounts with companies having multiple facilities throughout the country. There is no assurance that the Company will be successful in obtaining such accounts. The Company has also expanded its marketing activity to areas beyond its traditional gas supply centers (Houston and the Gulf Coast) to demand centers, such as Chicago, New York and California.

The Katy Facility, which commenced operations in February 1994, utilizes a partially depleted natural gas reservoir with 19 Bcf of working gas capacity and a pipeline header system, currently connected to eleven pipelines. The Katy Facility has the capability to deliver up to 400 MMcf per day of natural gas from the reservoir. In the first two years of the facility's operation, the Company used a majority of the storage for its own account to take advantage of the price differential between summer and winter gas. As part of its marketing plans, the Company intends to increase its long-term firm storage agreements with local distribution companies from 45% to up to 75% of the available capacity.

     NGLs

The Company's plans for NGL marketing are focused on increasing third-party sales. The Company is also pursuing industrial end-users of NGLs and recently entered into a long-term agreement for the sale of approximately two-thirds of the propane produced at the Granger Plant to a mining company through a transporter/wholesaler. In addition, the Company plans to spend approximately $5 million in 1996 to upgrade certain processing facilities which will allow for production of higher-value NGLs. For example, the Company is installing a butane splitter at the Granger Plant which will permit fractionation of field-grade butane into normal butane and iso-butane, products that receive a premium over the field-grade butane.

     Electric Power

The Company believes that the anticipated deregulation by states of retail power marketing will offer the Company significant opportunities to offer both natural gas and electric power to its existing end-user customer base and to utilize the Company's demonstrated ability in the natural gas sector to respond quickly to changing regulatory and market conditions. In 1994, the Company received a certificate from the FERC to sell electric power at the wholesale level. The Company intends to dedicate six employees to power marketing by the end of 1996. The Company is in the process of developing the contractual infrastructure necessary to market power and has already put into place 150 blanket transmission agreements with carriers and 150 tolling agreements with power generators to trade natural gas for electric power. There is no assurance that the retail electric power marketing industry will develop or that the Company will be successful if the industry develops.

     Business Development

The Company's business development activities are oriented towards (i) identifying and acquiring gas gathering and processing assets and (ii) obtaining additional gas supplies to maintain or increase throughput levels at the Company's existing facilities to offset natural production declines.

Historically, the Company has expanded primarily through acquisitions. Since December 31, 1990, the Company has had a net increase of 13 gas processing plants and has increased its gas gathering system miles by 188% to 11,079 miles, resulting in an increase in gas throughput of 370% for the five-year period ended December 31, 1995. As part of its business plan, the Company will continue to pursue aggressively gas gathering and processing assets which meet the Company's target rate of return, with an emphasis on acquisitions that complement its existing operations or provide growth in marketing.

The Company's business plan assumes that the Company will spend $50 million in each of 1996, 1997 and 1998 on acquisitions and projects that complement its current asset base. One of the significant criteria for the Company in making acquisitions or entering into development projects is that such transactions have a projected internal rate of return of 20% per year, before income taxes and financing costs, for a 15-year period, although the Company will also consider lower return transactions if they provide other opportunities or benefits. The primary factor affecting internal rates of return is the price of natural gas, which also generally affects the volumes of natural gas produced by both the Company and third parties. Other assumptions underlying the Company's business plan are that for every $1 million in investment, the Company will (i) spend an additional $100,000 in each succeeding year for new well connects and related expansion (an aggregate of $5 million per year if the full $50 million is spent) and (ii) incur an additional $10,000 in general and administrative costs.

The Company believes that the foregoing criteria and assumptions are reasonable under current industry and general economic and market conditions. However, the Company cannot predict the volumes and prices of natural gas and NGLs, and actual industry and general economic and market conditions could differ, perhaps significantly, from the conditions that the Company has assumed in projecting rates of return for transactions. Furthermore, there can be no assurance that the Company will identify any qualifying transactions or that it will ultimately be able to acquire assets or enter into such projects.

     Operations

The Company continually monitors the economic performance of each of its operating facilities to ensure that it meets a desired cash flow objective. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. In 1995, the Company sold the Waha Header and certain non-strategic assets acquired in the Oasis acquisition and completed the consolidation of its Lamont gathering system with the Chaney Dell system. The Company anticipates completing the salvage of substantially all of the Lamont processing plant by the end of the first quarter of 1996. In 1994, the Company sold its Sligo plant, swapped its Pyote treating facilities for gathering assets in Kansas which were subsequently disposed of during the second quarter of 1995, consolidated assets in the Powder River Basin and sold its Walnut Bend gathering system. The Company anticipates that the salvage of the Walnut Bend processing plant will be substantially completed by the end of the third quarter of 1996. Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at that plant and began processing the associated gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems. In January 1996, Koch, which operates the Teddy Roosevelt and Williston assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. Proceeds from the sale of the gathering assets totaled $2.4 million of which the Company is entitled to receive $1.5 million. The closing on the sale is expected to occur on August 1, 1996, at which time the operations of Williston and the Company's Teddy Roosevelt facility will cease and any remaining assets will be salvaged.

     Hedging

In order to reduce the impact of commodity price fluctuations on its operating results, the Company enters into futures contracts and basis positions to hedge the majority of its natural gas equity production. The following table summarizes the Company's hedged equity position as of March 1, 1996:

                                 Average Daily Volumes (MMcf/D)                   Weighted Average Price
                            ---------------------------------------      ---------------------------------------
                             First     Second     Third      Fourth       First     Second     Third     Fourth
           Basin            Quarter   Quarter    Quarter    Quarter      Quarter    Quarter    Quarter   Quarter
--------------------------  -------   -------    -------    -------      -------    -------    -------   -------

Permian                      20,000    15,000     15,000     15,000       $ 1.76     $1.81      $1.81     $1.88
Rocky Mountain                3,407         -          -          -         1.37         -          -         -
Gulf Coast                   19,121    15,495     14,891     11,630         2.23      1.86       1.81      1.93
Mid-Continent                 1,758     5,000      5,000     14,783       $ 1.85     $1.84      $1.85     $1.80

From time to time, the Company also hedges a portion of its share of condensate and crude oil production, although no such hedges were outstanding at December 31, 1995. The Company will continue hedging such production as deemed appropriate by management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995:

                                                                                      Page
                                                                                      ----
Report of Management................................................................    26
Report of Independent Accountants...................................................    27
Consolidated Balance Sheets.........................................................    28
Consolidated Statements of Cash Flows...............................................    29
Consolidated Statements of Operations...............................................    30
Consolidated Statements of Changes in Stockholders' Equity..........................    31
Notes to Consolidated Financial Statements..........................................    32

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

Management relies on the Company's system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the cost of such systems should not exceed the benefits to be derived. The internal accounting controls, including internal audit, in place during the periods presented are considered adequate to provide such assurance.

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

Oversight of Management's financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an Audit Committee that consists solely of outside directors. The Audit Committee meets periodically with financial management, internal auditors and the independent accountants to review how each is carrying out its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent accountants and the Company's internal audit department have free access to meet with the Audit Committee without Management present.


Signature                                              Title
---------                                              -----

/s/ BILL M. SANDERSON
-----------------------------------
Bill M. Sanderson                                  President, Chief Operating Officer and Director


/s/ WILLIAM J. KRYSIAK
-----------------------------------
William J. Krysiak                                 Vice President - Finance (Principal Financial and

                                                   Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 2 and 3 to the financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.



PRICE WATERHOUSE LLP

Denver, Colorado
February 23, 1996

                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     (000s)

                                                                                                December 31,
                                                                                      ------------------------------
     ASSETS                                                                               1995               1994
     ------                                                                           -----------        -----------
Current assets:
   Cash and cash equivalents....................................................       $    5,795         $    8,708
   Trade accounts receivable, net...............................................          204,426            134,444
   Product inventory............................................................           28,154             51,139
   Parts inventory..............................................................            2,427              2,291
   Other........................................................................            1,524              1,367
                                                                                       ----------         ----------
      Total current assets......................................................          242,326            197,949
                                                                                       ----------         ----------
Property and equipment:
   Gas gathering, processing, storage and transmission..........................          882,801            881,569
   Oil and gas properties and equipment.........................................          140,691            140,601
   Construction in progress.....................................................           26,314             40,076
                                                                                       ----------         ----------
                                                                                        1,049,806          1,062,246
 Less:  Accumulated depreciation, depletion and amortization....................         (200,203)          (179,537)
                                                                                       ----------         ----------

      Total property and equipment, net.........................................          849,603            882,709
                                                                                       ----------         ----------
Other assets:
   Gas purchase contracts (net of accumulated amortization of $19,273 and
      $14,872, respectively)....................................................           54,637             40,958
   Other........................................................................           47,431             45,746
                                                                                       ----------         ----------

      Total other assets........................................................          102,068             86,704
                                                                                       ----------         ----------

Total assets....................................................................       $1,193,997         $1,167,362
                                                                                       ==========         ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Accounts payable.............................................................       $  199,513         $  145,244
   Short-term debt..............................................................           75,000             75,000
   Accrued expenses.............................................................           19,204             13,448
   Dividends payable............................................................            3,898              3,895
   Income taxes payable.........................................................                -                843
                                                                                       ----------         ----------

      Total current liabilities.................................................          297,615            238,430

Long-term debt..................................................................          454,500            418,000
Deferred income taxes payable...................................................           69,973             68,727
Other long-term liabilities.....................................................                -              5,522
                                                                                       ----------         ----------

      Total liabilities.........................................................          822,088            730,679
                                                                                       ----------         ----------
Commitments and contingent liabilities..........................................                -                  -
Stockholders' equity:
   Preferred Stock; 10,000,000 shares authorized:
      7.25% cumulative senior perpetual convertible preferred stock, par value
         $.10; none and 400,000 shares issued and outstanding ($40,000
         aggregate liquidation preference)......................................                -                 40
      $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
         and outstanding ($35,000 aggregate liquidation preference).............              140                140
      $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000 and issued and outstanding, respectively ($138,000 aggregate
          liquidation preference)...............................................              276                276
   Common stock, par value $.10; 100,000,000 shares authorized; 25,794,728 and
      25,737,317 shares issued, respectively....................................            2,580              2,574
   Treasury stock, at cost; 25,016 shares in treasury...........................             (788)              (788)
   Additional paid-in capital...................................................          301,234            338,926
   Retained earnings............................................................           70,348             97,040
   Notes receivable from key employees secured by common stock..................           (1,881)            (1,525)
                                                                                       ----------         ----------

      Total stockholders' equity                                                          371,909            436,683
                                                                                       ----------         ----------

Total liabilities and stockholders' equity......................................       $1,193,997         $1,167,362
                                                                                       ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (000s)

                                                                                               Year Ended December 31,
                                                                                        --------------------------------------
                                                                                           1995            1994          1993
                                                                                        ----------     -----------   ---------
Reconciliation of net income to net cash provided by operating activities
-------------------------------------------------------------------------
Net income (loss)................................................................       $  (6,108)     $   7,364     $  38,102
Add income items that do not affect working capital:
  Depreciation, depletion and amortization.......................................          65,361         63,586        43,980
  Deferred income taxes..........................................................           1,246          2,246         7,439
  Gain on the sale of property and equipment.....................................            (939)             -             -
  Loss on the impairment of long-lived assets....................................          17,642              -             -
  Other non-cash items...........................................................          (1,360)           452            77
                                                                                       ----------      ---------     ---------
                                                                                           75,842         73,648        89,598
                                                                                       ----------      ---------     ---------
Adjustments to working capital to arrive at net cash provided by operating activities:
  (Increase) decrease in trade accounts receivable...............................         (69,982)         7,892       (38,078)
  (Increase) decrease in product inventory.......................................          22,985        (30,289)       (2,540)
  Increase in parts inventory....................................................            (136)          (130)         (490)
  (Increase) decrease in other current assets....................................            (157)           177            56
  Increase in other assets and liabilities, net..................................            (391)          (241)       (2,845)
  Increase (decrease) in accounts payable........................................          54,269        (15,712)       68,813
  Increase (decrease) in accrued expenses........................................           4,786         (4,322)       (7,398)
  Increase (decrease) in income taxes payable....................................            (843)           843             -
                                                                                      -----------      ---------     ---------
   Total adjustments.............................................................          10,531        (41,782)       17,518
                                                                                      -----------       ---------    ---------
Net cash provided by operating activities........................................          86,373         31,866       107,116
                                                                                      -----------      ---------     ---------

Cash flows from investing activities:
  Payments for business acquisitions.............................................          (8,109)       (24,685)     (302,988)
  Payments for additions to property and equipment...............................         (48,029)       (67,148)     (150,216)
  Proceeds from the disposition of property and equipment........................          13,328         10,897           741
  Contributions to investments for capital expenditures..........................          (4,237)        (1,189)      (11,647)
  Gas purchase contracts acquired................................................         (18,146)        (7,518)      (27,477)
                                                                                        ---------      ---------     ---------
Net cash used in investing activities............................................         (65,193)       (89,643)     (491,587)
                                                                                        ---------       ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of preferred stock..................................               -        132,676             -
  Net proceeds from exercise of common stock options.............................             117            413           372
  Debt issue costs paid..........................................................          (1,884)          (827)       (3,611)
  Proceeds from short-term borrowings............................................               -         75,000             -
  Proceeds from issuance of long-term debt.......................................          92,000         50,000       100,000
  Payments on long-term debt.....................................................         (25,000)             -             -
  Borrowings under revolving credit facility.....................................         625,400        347,400       594,350
  Payments on revolving credit facility..........................................        (655,900)      (526,400)     (304,350)
  Dividends paid to holders of common stock......................................          (5,153)        (5,140)       (5,124)
  Dividends paid to holders of preferred stock...................................         (11,643)       (11,303)       (5,660)
  Redemption of 7.25% Cumulative Senior Perpetual Convertible Preferred
   Stock.........................................................................         (42,030)             -             -
                                                                                        ---------      ---------     ---------
  Net cash provided by (used in) financing activities............................         (24,093)        61,819       375,977
                                                                                        ---------      ---------     ---------
Net increase (decrease) in cash..................................................          (2,913)         4,042        (8,494)
Cash and cash equivalents at beginning of period.................................           8,708          4,666        13,160
                                                                                        ---------      ---------     ---------
Cash and cash equivalents at end of period.......................................       $   5,795      $   8,708     $   4,666
                                                                                        =========      =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (000s, except share and per share amounts)

                                                                                        Year Ended December 31,
                                                                           ----------------------------------------------
                                                                             1995                1994            1993
                                                                           ------------     -----------      ------------
Revenues:
   Sale of residue gas................................................     $   876,399      $   707,869      $    563,068
   Sale of natural gas liquids........................................         331,760          309,358           333,880
   Processing, transportation and storage revenue.....................          41,358           35,057            25,622
   Other, net.........................................................           7,467           11,205             9,768
                                                                           -----------      -----------      ------------

       Total revenues.................................................       1,256,984        1,063,489           932,338
                                                                           -----------      -----------      ------------
Costs and expenses:
   Product purchases..................................................       1,040,265          853,398           730,676
   Plant operating expense............................................          71,030           68,500            62,387
   Oil and gas exploration and production cost........................           5,117            5,449             3,283
   Selling and administrative expense.................................          26,610           29,598            23,925
   Depreciation, depletion and amortization...........................          65,361           63,586            43,980
   Interest expense...................................................          37,160           31,434            12,456
   Restructuring charge...............................................           2,065                -                 -
   Loss on the impairment of long-lived assets........................          17,642                -                 -
                                                                           -----------      -----------      ------------

       Total costs and expenses.......................................       1,265,250        1,051,965           876,707
                                                                           -----------      -----------      ------------

Income (loss) before taxes............................................          (8,266)          11,524            55,631

Provision (benefit) for income taxes:
   Current............................................................          (3,404)           1,913            10,090
   Deferred...........................................................           1,246            2,247             7,439
                                                                           -----------      -----------      ------------

      Total provision (benefit) for income taxes......................          (2,158)           4,160            17,529
                                                                           -----------      -----------      ------------

Net income (loss).....................................................          (6,108)           7,364            38,102

Preferred stock requirements..........................................         (15,431)         (12,212)           (6,092)
                                                                           -----------      -----------      ------------

Income (loss) attributable to common stock............................     $   (21,539)     $    (4,848)     $     32,010
                                                                           ===========      ===========      ============
Earnings (loss) per share of common stock.............................           $(.84)     $      (.19)     $       1.25
                                                                           ===========      ===========      ============

Weighted average shares of common stock outstanding...................      25,753,738       25,695,760        25,608,503
                                                                           ===========      ===========      ============

  The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)


                              Shares of
                                7.25%                                                              7.25%
                              Cumulative                   Shares of                             Cumulative
                               Senior        Shares of      $2.625                                 Senior
                              Perpetual       $2.28        Cumulative                 Shares     Perpetual       $2.28
                             Convertible    Cumulative    Convertible     Shares    of Common    Convertible   Cumulative
                              Preferred     Preferred      Preferred    of Common     Stock       Preferred    Preferred
                                Stock         Stock          Stock        Stock     in Treasury     Stock        Stock
                             ----------     ---------     -----------  -----------  -----------  ----------   ----------
Balance at December 31,
 1992......................    400,000      1,400,000              -   25,522,575           -   $      40     $     140
Net income, 1993...........          -              -              -            -           -           -             -
Stock options exercised....          -              -              -      129,147           -           -             -
Dividends declared on
 common stock..............          -              -              -            -           -           -             -
Dividends declared on
 7.25% cumulative..........
 senior perpetual
 convertible preferred
 stock.....................          -              -              -            -           -           -             -
Dividends declared on
 $2.28 cumulative..........
preferred  stock...........          -              -              -            -           -           -             -
                             ---------      ---------     ----------  -----------   ---------  ----------   -----------
Balance at December 31,
 1993......................    400,000      1,400,000              -   25,651,722           -          40           140
Net income, 1994...........          -              -              -            -           -           -             -
Stock options exercised....          -              -              -       85,595           -           -             -
Treasury stock, at cost....          -              -              -      (25,016)     25,016           -             -
Proceeds from issuance of
 $2.625 cumulative.........
 convertible preferred stock         -              -      2,760,000            -           -           -             -
Dividends declared on
 common stock..............          -              -              -            -           -           -             -
Dividends declared on
 7.25% cumulative..........
 senior perpetual
 convertible preferred
 stock.....................          -              -              -            -           -           -             -
Dividends declared on
 $2.28 cumulative..........
 preferred stock...........          -              -              -            -           -           -             -
Dividends declared on
 $2.625 cumulative.........
 convertible preferred stock         -              -              -            -           -           -             -
                             ---------      ---------     ----------  -----------   ---------  ----------   -----------

Balance at December 31,
 1994......................    400,000      1,400,000      2,760,000   25,712,301      25,016          40           140
Net loss, 1995.............          -              -              -            -           -           -             -
Stock options exercised....          -              -              -       57,411           -           -             -
Redemption of 7.25%
 cumulative senior.........   (400,000)             -              -            -           -         (40)            -
 perpetual convertible
 preferred stock...........          -              -              -            -           -           -             -
Dividends declared on
 common stock..............          -              -              -            -           -           -             -
Dividends declared on
 7.25% cumulative senior
 perpetual convertible
 preferred stock...........          -              -              -            -           -           -             -
Dividends declared on
 $2.28 cumulative..........
 preferred stock...........          -              -              -            -           -           -             -
Dividends declared on
 $2.625 cumulative.........
 convertible preferred stock         -              -              -            -           -           -             -
                             ---------      ---------     ----------  -----------   ---------  ----------   -----------

Balance at December 31,
 1995......................          -      1,400,000      2,760,000   25,769,712      25,016   $       -   $       140
                             =========      =========     ==========  ===========   =========  ==========   ===========

                               $2,625
                             Cumulative                                                        Notes        Total
                             Convertible                            Additional               Receivable     Stock-
                              Preferred      Common     Treasury     Paid-In     Retained     from Key     holders'
                                Stock         Stock       Stock      Capital     Earnings    Employees      Equity
                            -----------      ------     ---------   ----------   ---------   ----------   ---------
Balance at December 31,
 1992......................           -     $  2,552        -   $  204,720   $  81,047    $  (1,478)   $  287,021
Net income, 1993...........           -            -        -            -      38,102            -        38,102
Stock options exercised....           -           13        -          974           -         (507)          480
Dividends declared on
 common stock..............           -            -        -            -      (5,124)           -        (5,124)
Dividends declared on
 7.25% cumulative..........
 senior perpetual
 convertible preferred
 stock.....................           -            -        -            -      (2,900)           -        (2,900)
Dividends declared on
 $2.28 cumulative..........

 preferred stock...........           -            -        -            -      (3,192)           -        (3,192)
                             ----------   ----------  -------   ----------    --------   ----------      --------
Balance at December 31,
 1993......................           -        2,565        -      205,694     107,933       (1,985)      314,387
Net income, 1994...........           -            -        -            -       7,364            -         7,364
Stock options exercised....           -            9        -          831           -         (328)          512
Treasury stock, at cost....           -            -     (788)           -           -          788             -
Proceeds from issuance of
 $2.625 cumulative
 convertible preferred stock        276            -        -      132,401           -            -       132,677
Dividends declared on
 common stock..............           -            -        -            -      (5,140)           -        (5,140)
Dividends declared on
 7.25% cumulative..........
 senior perpetual
 convertible preferred
 stock.....................           -            -        -            -      (2,900)           -        (2,900)
Dividends declared on
 $2.28 cumulative..........
 preferred stock...........           -            -        -            -      (3,192)           -        (3,192)
Dividends declared on
 $2.625 cumulative.........
 convertible preferred stock          -            -        -            -      (7,025)           -        (7,025)
                             ----------   ----------  -------   ----------    --------   ----------      --------

Balance at December 31,
 1994......................         276        2,574     (788)     338,926      97,040       (1,525)     (436,683)
Net loss, 1995.............           -            -        -            -      (6,108)           -        (6,108)
Stock options exercised....           -            6        -          514           -         (356)          164
Redemption of 7.25%
 cumulative senior.........
 perpetual convertible
 preferred stock...........           -            -        -     (38,206)      (3,784)           -       (42,030)
Dividends declared on
 common stock..............           -            -        -           -       (5,153)           -        (5,153)
Dividends declared on
 7.25% cumulative..........
 senior perpetual
 convertible preferred
 stock.....................           -            -        -           -       (1,208)           -        (1,208)
Dividends declared on
 $2.28 cumulative..........
 preferred stock...........           -            -        -           -       (3,194)           -        (3,194)
Dividends declared on
 $2.625 cumulative.........
 convertible preferred stock          -            -        -           -       (7,245)           -        (7,245)
                             ----------   ----------  -------  -----------    ---------   ----------     ---------

Balance at December 31,
 1995......................  $      276   $    2,580  $  (788) $  301,234     $ 70,348    $  (1,881)     $371,909
                             ==========   ==========  =======  ==========     ========    =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF ORGANIZATION
------------------------------

Western Gas Resources, Inc., a Delaware corporation, is an independent gas gatherer, processor and marketer with operations in major oil and gas-producing basins in the Rocky Mountain, Gulf Coast and Southwestern regions of the United States, Western Gas Resources, Inc. owns and operates natural gas gathering, processing and storage facilities and markets and transports natural gas and natural gas liquids ("NGLs").

Western Gas Resources, Inc, was formed in October 1989 to acquire a majority interest in Western Gas Processors, Ltd. (the "Partnership") and to assume the duties of WGP Company, the general partner of the Partnership. The Partnership had been a Colorado limited partnership formed in 1977 to engage in the gathering and processing of natural gas. The reorganization was accomplished in December 1989 through an exchange for common stock of partnership units held by the former general partners of WGP Company (the "Principal Stockholders") and an initial public offering of Western Gas Resources, Inc. common stock. On May 1, 1991, a further restructuring ("Restructuring") of the Partnership and Western Gas Resources, Inc. (together with its predecessor, WGP Company, collectively, the "Company") was approved by a vote of the security holders. The combinations were reorganizations of entities under common control and have been accounted for at historical cost in a manner similar to poolings of interests.

In October 1991, the Company issued 400,000 shares of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock ("7.25% Preferred Stock") with a liquidation preference of $100 per share to an institutional investor. In May 1995, the Company redeemed all of the issued and outstanding shares of its 7.25% Preferred Stock pursuant to the provisions its Certificate of Designation relating to such preferred stock, at an aggregate redemption price of approximately $42.0 million, including a redemption premium of $2.0 million.

In November 1991, the Company issued 4,115,000 shares of common stock at a public offering price of $18.375 per share.

In November 1992, the Company issued 1,400,000 shares of $2.28 Cumulative Preferred Stock with a liquidation preference of $25 per share, at a public offering price of $25 per share, redeemable at the Company's option on or after November 15, 1997.

In February 1994, the Company issued 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock with a liquidation preference of $50 per share, at a public offering price of $50 per share, redeemable at the Company's option on or after February 16, 1997.

SIGNIFICANT BUSINESS ACQUISITIONS AND DISPOSITIONS

     Northern Acquisition

In July 1995, the Company entered into an agreement to purchase eight West Texas gathering systems from Transwestern Gathering Company and Enron Permian Gathering, Inc. In October 1995, the Company acquired and assumed the operations of the Transwestern Gathering Company assets being sold pursuant to the agreement for an adjusted purchase price of $4.0 million. Closing on the remaining assets occurred in December 1995 for a purchase price of $14.7 million

     Redman Smackover Joint Venture

Effective January 1, 1995, the Company entered into the Redman Smackover Joint Venture ("Redman Smackover") agreement with DDD Energy, Inc., a wholly owned exploration and production subsidiary of Seitel, Inc., Redman Energy Corporation, and DDD 1995 Oil & Gas Partnership. Redman Smackover acquired working interests in three producing gas fields in East Texas in the Smackover formation from Union Oil Company of California for an adjusted purchase price of $11.0 million. The Company's contribution to the venture was approximately $5.4 million through December 31, 1995. The Company is the managing venturer with a 50% ownership interest.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of gathering lines and two treating facilities. In addition, the Company entered into a long-term agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline. The Company has installed a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Facility. Throughout 1995, the Company disposed of various assets associated with this acquisition for an aggregate of $8.9 million. The aggregate difference of $677,000 between the respective sales price and book value of assets sold was accounted for as a purchase price adjustment.

     Mountain Gas

Effective January 1, 1993, the Company acquired the stock of Mountain Gas Resources, Inc. ("Mountain Gas") from Morgan Stanley Leveraged Equity Fund II, L.P. for total consideration of approximately $168.2 million, including the payment of certain transaction costs and the assumption and repayment of $35 million of long-term debt of Mountain Gas. Mountain Gas owns the Red Desert and Granger facilities. The 22% interest in the Granger facility previously not owned by Mountain Gas was purchased by the Company in two separate transactions in November and December 1993 for an aggregate of $27.7 million. At the date of acquisition, the Red Desert facility consisted of a cryogenic plant and the Granger plant consisted of a refrigeration unit and a cryogenic unit. In December 1993, the Company completed construction of an additional cryogenic processing plant at Granger, at a total additional cost of approximately $4.8 million.

     Black Lake

Effective January 1, 1993, the Company purchased the Black Lake gas processing plant and related reserves ("Black Lake") from Nerco Oil & Gas, Inc. ("Nerco") for approximately $136.2 million. The acquisition included a 68.9% working interest in the Black Lake field in Louisiana and a gas processing plant. The purchase also included 50% of the stock of Black Lake Pipeline Company, which owns a 240 mile liquids pipeline extending from Cotton Valley, Louisiana to Mont Belvieu, Texas and transports NGLs for Black Lake and three unaffiliated gas processing plants. In May 1994, the Company sold its 50% of the stock in Black Lake Pipeline Company for approximately $5.4 million. The difference of approximately $2.5 million between the book value and the sales price was treated as a purchase price adjustment.

     Westana Joint Venture

Effective August 1, 1993, the Company formed Westana Gathering Company ("Westana"), a general partnership, with PanEnergy. Westana provides gas gathering and processing services in the Anadarko Basin in Oklahoma and markets natural gas and NGLs for producers connected to its system. The Company is the principal operator with each partner holding a 50% ownership interest.

The Company contributed its Chester gas processing plant and gathering system, with a net book value of $13.8 million, to Westana. The Company also made additional contractual partnership contributions of $7.2 million through December 31, 1995 which are expected to be recouped through preferential distributions. In addition to the assets contributed by the Company, Westana operates PanEnergy's 400 mile gathering system and six compressor stations, assets which will be contributed to Westana by PanEnergy. PanEnergy has received and accepted abandonment approval by the FERC and is now awaiting certain clarification of the abandonment approval. Upon clarification from the Federal Energy Regulatory Commission ("FERC") on the abandonment approval, PanEnergy will contribute their gathering assets to Westana. The Company expects the contribution of the PanEnergy assets to occur in 1996.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The significant accounting policies followed by the Company and its wholly owned subsidiaries are presented herein to assist the reader in evaluating the financial information contained herein. The Company's accounting policies are in accordance with generally accepted accounting principles.

     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's interest in certain investments is accounted for by the equity method.

     Revenue Recognition

Revenue for sales or services is recognized at the time the natural gas or NGLs is delivered or at the time the service is performed.

     Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock is computed by dividing net income
(loss) attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Net income (loss) attributable to shares of common stock is net income (loss) less preferred stock dividends. The Company declared preferred stock dividends of $11.6 million, $12.2 million and $6.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, net income (loss) for the year ended December 31, 1995 attributable to common stock was reduced by the $2.0 million redemption premium and certain up-front costs of $1.8 million paid on the 7.25% Preferred Stock. The computation of fully diluted earnings per share of common stock for each of the three years in the period ended December 31, 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

     Inventories

Product inventory includes $23.3 million and $47.5 million of residue gas and $4.8 million and $3.5 million of NGLs at December 31, 1995 and 1994, respectively.

The cost of residue gas and NGL inventories is determined by the weighted average cost and last-in, first-out (LIFO) methods, respectively, on a location-by-location basis. Residue inventory covered by hedging contracts is accounted for on a specific identification basis.

     Property and Equipment

Property and equipment is recorded at the lower of cost or estimated realizable value, including interest on funds borrowed to finance the construction of new projects. Interest incurred during the construction period of new projects is capitalized and amortized over the life of the associated assets. Such capitalized interest was $1.5 million, $1.5 million and $4.9 million, respectively, for the years ended December 31, 1995, 1994 and 1993.

Depreciation is provided using the straight-line method based on the estimated useful life of each facility which ranges from three to 35 years. Useful lives are determined based on the shorter of the life of the equipment or the reserves serviced by the equipment. The cost of certain gas purchase contracts is amortized using the units-of-production method.

     Oil and Gas Properties and Equipment

The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rentals and geological and geophysical costs are charged to expense as incurred. Upon surrender of undeveloped properties, the original cost is charged

                         WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


against income. Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved reserves for producing properties and proved developed reserves for lease and well equipment.

     Impairment of Long-Lived Assets

As of October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. This test is to be performed at the lowest level at which cash flows can be identified. Historically, the Company had performed this test for its oil and gas producing properties on a Company-wide basis. Upon adoption of SFAS No. 121, the Company reviewed its assets at the plant facilities and oil and gas producing properties levels. In order to determine whether an impairment existed, the Company compared its net book value of the asset to the undiscounted expected future cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the reserves supporting the facilities. If impairment existed, write-downs of assets were based upon expected discounted cash flows using an interest rate commensurate with the risk associated with the underlying asset.

     Income Taxes

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109, "Accounting for Income Taxes."

     Hedging Activities

Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL sales when the related inventory is sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, "Accounting for Futures Contracts", of firm commitments or anticipated transactions are recognized in residue and NGL sales when the hedged physical transaction occurs. The $1.9 million of losses deferred in inventory at December 31, 1995, recognized in January 1996, was more than offset by margins from the Company's related forward fixed price hedges and physical sales.

     Interest Rate Swap Agreements

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

     Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across industries and geographic locations. At December 31, 1995, the Company had no significant concentrations of credit risk.

     Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Supplementary Cash Flow Information

Interest paid was $38.8 million, $32.8 million and $16.4 million, respectively, for the years ended December 31, 1995, 1994 and 1993.

Income taxes paid were $1.6 million, $1.1 million and $10.2 million, respectively, for the years ended December 31, 1995, 1994 and 1993.

In February 1994, the President and Chief Operating Officer of the Company, surrendered 25,016 shares of the Company's common stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of a loan and all accrued interest of approximately $788,000.

In 1994, the Company exchanged its Pyote Treating Facility for the Jayhawk gathering system in a transaction valued at approximately $800,000. In 1993, the Company exchanged its Fairview Gas Processing Plant for various gas gathering and processing equipment located in Utah and Kansas in a transaction valued at approximately $3.7 million.

     Use of Estimates and Significant Risks

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, future cash flows associated with assets, and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating prices and gas supply. The Company's financial condition and results of operations will depend significantly upon the prices received for natural gas and NGLs. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. In addition, the Company must continually connect new wells to its gathering systems in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number of new wells drilled will depend upon, among other factors, prices for gas and oil, the energy policy of the federal government and the availability of foreign oil and gas, none of which is within the Company's control.

     Reclassification

Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1995.

     Stock Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the pro forma disclosure requirements of SFAS No. 123 in 1996 as required under the pronouncement.

                         WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - SPECIAL ITEMS
----------------------

In May 1995, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million restructuring charge was incurred, primarily related to employee severance costs. This cost reduction program has not affected adversely the overall operations of the Company.

In September 1995, the Company sold its 50% interest in the Waha Header, a pipeline header in West Texas, resulting in an after-tax gain of $596,000.

As a result of the adoption of SFAS No. 121, the Company recognized a non-cash loss on the impairment of long-lived assets of $15.1 million and $2.5 million related to its property and equipment and oil and gas properties, respectively.

In December 1993, a fire at the Granger facility's NGL tank farm required the facility to be shut down for one week. The new cryogenic processing plant as well as the smaller existing cryogenic unit were also damaged. Construction of a new tank farm and repairs to the cryogenic units were completed and fully operational in August 1994. Claims for physical damage to the Company's facilities totaled approximately $6.7 million. In addition, the Company recorded, as other revenue, $3.3 million relating to lost income covered under its business interruption insurance policy for the year ended December 31, 1994. As of December 31, 1995, the Company had resolved substantially all remaining issues and collected all remaining insurance proceeds. The total reimbursements the Company received under its insurance policies were $6.6 million for physical damage and $3.9 million related to business interruption.


NOTE 4 - RELATED PARTIES
------------------------

The Company purchases a significant portion of production from Williston Gas Company ("Williston"), a joint venture of which the Company owns 50%, Westana and Redman Smackover for resale to unrelated third parties. In addition, the Company performs various operational and administrative functions for Williston and Westana and charges each entity a monthly overhead fee to cover such services.

The Company records receivable and payable balances at the end of each accounting period related to the above referenced transactions and to payments made by the Company on behalf of Williston and Westana that are typically reimbursed in the next subsequent month.

The following table summarizes account balances reflected in the financial statements (in 000s):

                                                                 As of or for the Year Ended December 31,
                                                               ------------------------------------------
                                                                1995            1994               1993
                                                               --------       --------          ---------
Purchases:
     Williston..........................................      $  6,533        $  8,185          $   8,578
     Westana............................................        14,012          16,290              6,866
     Redman Smackover...................................         7,651               -                  -
Administrative Costs:
     Williston..........................................            60              60                112
     Westana............................................           605             831                264
Accounts Receivable:
     Williston..........................................           968           1,121              1,006
     Westana............................................           544             555              1,111
     Redman Smackover...................................            37               -                  -
Accounts Payable:
     Williston..........................................           943           1,507              2,092
     Westana............................................         1,522           1,526              5,816
     Redman Smackover...................................      $  2,514        $      -          $       -

                          WESTERN GAS RESOURCES, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan and the Employee Option Plan (See Note 10). The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for periods specified under the agreements. As of December 31, 1995 and 1994, loans, including accrued interest, totaling $2.1 million and $1.6 million, respectively, were outstanding to key employees under these programs. The loans are secured by a portion of the common stock issued upon exercise of the options and are accounted for as a reduction of stockholders' equity. During 1995 and 1994, the Board of Directors approved the forgiveness of loans to key employees totaling approximately $59,000 and $130,000, respectively, after resignation and prior to satisfaction of the continuous service requirements of the loan agreement.

NOTE 5 - RISK MANAGEMENT
------------------------

NATURAL GAS AND NGL HEDGES

The Company's policy is to utilize risk management tools primarily to reduce commodity price risk for its equity production and to lock in profit margins for its storage and marketing activities. It is the Company's objective to maintain a balanced portfolio of financial exposure between physical obligations (fixed price purchase and sales, storage inventories) and related financial instruments (futures, swaps, and options positions). This effectively allows the Company to fix its total margin because gains or losses in the physical market are offset by corresponding losses or gains in the financial instruments market.

Hedging and related activities may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) production is less than expected, (ii) the Company's customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) the Company's over-the-counter ("OTC") counterparties fail to perform. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against decreases in such prices.

In 1993, the Board of Directors adopted its Natural Gas Futures Trading Procedures and created a committee of officers to oversee the Company's risk management activities. As an additional control, the Company has developed information systems that allow daily monitoring of its risk management activities and its exposure related to futures, swaps and options positions resulting from changes in the market.

The Company uses futures, swaps, and options to reduce price risk and basis risk. Basis is the difference in price between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

The Company enters into futures transactions on the New York Mercantile Exchange and the Kansas City Board of Trade and through OTC swaps with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties which contain collateral requirements. OTC exposure is marked to market daily for the credit review process. The Company generally uses standardized swap agreements which allow for offset of positive and negative exposures.

As of December 31, 1995, the Company held a notional quantity of approximately 330 Bcf of natural gas futures, swaps, and options extending from January 1996 to February 1998. This was comprised of approximately 37 Bcf long and 31 Bcf short of

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


exchange-traded futures and 126 long and 136 short Bcf of OTC swaps and options. As of December 31, 1994, the Company held a notional quantity of approximately 210 Bcf of futures, swaps, and options extending through December 1997. This was comprised of approximately 34 Bcf long and 58 Bcf short of exchange-traded futures and 56 long and 62 short Bcf of OTC swaps and options.

The Company enters into speculative futures trades on a very limited basis for purposes which include testing of hedging techniques. Company procedures contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits (currently, a total of 100 net contracts long or short). Speculative futures positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains from such speculative activities for the year ended December 31, 1995 were not material.

INTEREST RATE SWAPS

In anticipation of issuing the 1995 Senior Notes in the fourth quarter of 1995, the Company entered into an interest rate lock on a notional amount of $50 million, linked to the ten-year U.S. Treasury Bill rate, with a creditworthy counterparty to hedge against the risk of rising interest rates while it completed the 1995 Senior Notes placement. At the time the Company terminated the rate lock, interest rates had decreased, which resulted in the realization of a $390,000 loss. The Company considered the loss to be a cost of obtaining the privately placed debt and is therefore amortizing it over the ten-year term of the 1995 Senior Notes.

At December 31, 1995 and 1994, the total notional principal amount of outstanding interest rate swap agreements was $0 and $50 million, respectively.

The following table summarizes the results of the Company's interest rate swap and foreign currency positions for the years ended December 31, 1995, 1994 and 1993 (000s):

                                                         1995                1994            1993
                                                        -----              -------        --------

Net (increase) decrease to interest expense..........  $   358             $  (932)       $ 1,769
                                                       =======             =======        =======

Interest rate swap losses capitalized................  $   390             $     -        $     -
                                                       =======             =======        =======

Gains on swap termination............................  $     -             $     -        $ 2,590
                                                       =======             =======        =======

Losses on foreign currency positions.................  $     -             $  (361)       $(1,175)
                                                       =======             =======        =======

NOTE 6 - FINANCIAL INSTRUMENTS
------------------------------

The estimated fair values of the Company's financial instruments have been determined using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amount that the Company could realize upon the sale or refinancing of such financial instruments.

                                                   December 31, 1995        December 31, 1994
                                                 --------------------    -----------------------
                                                 Carrying      Fair      Carrying         Fair
                                                   Value       Value      Value          Value
                                                 --------    --------    --------      ---------
                                                        (000s)                  (000s)
     Cash and cash equivalents................. $   5,795   $   5,795    $   8,708     $   8,708
     Trade accounts receivable.................   204,426     204,426      134,444       134,444
     Accounts payable..........................   199,513     199,513      145,244       145,244
     Short-term debt...........................    75,000      75,000       75,000        75,000
     Long-term debt............................ $ 454,500   $ 453,176    $ 418,000     $ 408,578

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     Cash and cash equivalents, trade accounts receivable and accounts payable Due to the short-term nature of these instruments, the carrying value approximates the fair value.

     Short-term debt
The short-term debt is borrowed on a revolving basis at a variable interest rate; as a result, the carrying value approximates the fair value of the outstanding debt.

     Long-term debt
A portion of the long-term debt was borrowed under a revolving credit facility which accrues interest at current rates; as a result, carrying value approximates fair value. The remaining portion of the Company's long-term debt is comprised of fixed rate facilities; for this portion, fair market value was estimated using discounted cash flows based upon the Company's current borrowing rates for debt with similar maturities.


NOTE 7 - DEBT
-------------

The following summarizes the Company's consolidated debt at the dates indicated
(000s):


                                                         December 31,
                                                   -----------------------
                                                     1995           1994
                                                   --------       --------
     Variable rate revolving credit facility...    $137,500       $168,000
     Master shelf and senior notes.............     292,000        200,000
     Bank term loan facility...................      25,000         50,000
                                                   --------       --------

       Total long-term debt....................     454,500        418,000
                                                   --------       --------

     Short-term debt...........................      75,000         75,000
                                                   --------       --------

       Total debt..............................    $529,500       $493,000
                                                   ========       ========

     Financing Facilities

Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $137.5 million was outstanding at December 31, 1995. If the facility is not renewed, its commitment period will terminate on October 1, 1997. Any outstanding balance thereunder at such time will convert to a three-year term loan, which shall be payable in 12 equal quarterly installments, commencing January 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1995, the spread was 1.25% over the Eurodollar rate, resulting in an interest rate of 7.21%.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At December 31, 1995, the Company's debt to capitalization ratio was .58 to 1 resulting in a commitment fee rate of .375%.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $25 million which bears interest at 9.87%. Payments on the Term Loan Facility of $12.5 million are due in September 1996 and September 1997, respectively. The Company intends to finance the $12.5 million payment due in 1996 through amounts available under the Revolving Credit Facility. The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment terms. If funded debt of the Company, which has a final maturity on or before October 1, 2000,

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At December 31, 1995, taking into account all the covenants contained in the Credit Facilities Agreement, the Company had approximately $50 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. Pursuant to the Credit Facilities Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345.0 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through October 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to
1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on or after December 31, 1995 that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth fiscal quarter of 1995, payable in 1996, are excluded from this calculation. At December 31, 1995, $10 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1996. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. The $5.8 million cash balance at December 31, 1995 is an overnight investment necessitated by the timing of cash receipts.

Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. The Master Shelf contains certain financial covenants which substantially conform with those contained in the Revolving Credit Facility, as restated and amended. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as restated and amended, is fully utilized, as indicated in the following table (000s):

                                    Interest          Final
Issue Date                  Amount    Rate          Maturity                    Principal Payments Due
---------------------      --------   -----    ------------------     --------------------------------------------
 October 27, 1992          $25,000    7.51%    October 27, 2000       $8,333 each on October 27, 1998 through 2000
 October 27, 1992           25,000    7.99%    October 27, 2003       $8,333 each on October 27, 2001 through 2003
 September 22, 1993         25,000    6.77%    September 22, 2003     single payment at maturity
 December 27, 1993          25,000    7.23%    December 27, 2003      single payment at maturity
 October 27, 1994           25,000    9.05%    October 27, 2001       single payment at maturity
 October 27, 1994           25,000    9.24%    October 27, 2004       single payment at maturity
 July 28, 1995              50,000    7.61%    July 28, 2007          $10,000 each on July 28, 2003 through 2007
                           -------

                          $200,000
                          ========

1993 Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended. The Company used the net proceeds from the sale to reduce borrowings under the Revolving Credit Facility.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 6.3% as of December 31, 1995. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool.

On September 2, 1994, in anticipation of entering into the Receivables Facility, BA entered in a Master Note Agreement (the "Short-Term Note") with the Company and advanced the Company $75 million at the Eurodollar rate plus .50%, which resulted in an interest rate of 6.56% per annum at June 30, 1995. The Company used the $75 million drawn on the Receivables Facility to repay the Short-Term Note, which was then canceled.

COVENANT COMPLIANCE. At December 31, 1995, the Company was in compliance with all covenants in its loan agreements.

Approximate future maturities of long-term debt at the date indicated are as follows at December 31, 1995 (in 000s):

     1996........................................    $ 12,500
     1997........................................      54,019
     1998........................................      49,852
     1999........................................      49,852
     2000........................................      49,849
     Thereafter..................................     238,428
                                                     --------

                                                     $454,500
                                                     ========

NOTE 8 - INCOME TAXES
---------------------


The provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 is comprised of (000s):

                                                           1995                 1994                  1993
                                                         --------              ------                -------
Current:
 Federal...............................................  $(3,404)              $1,913                $10,090
 State.................................................        -                    -                      -
                                                         -------               ------                -------

 Total Current.........................................   (3,404)               1,913                 10,090
                                                         -------               ------                -------

Deferred:
 Federal...............................................    1,192                2,113                  6,411
 State.................................................       54                  134                  1,028
                                                         -------               ------                -------

 Total Deferred........................................    1,246                2,247                  7,439
                                                         -------               ------                -------

  Total tax provision..................................  $(2,158)              $4,160                $17,529
                                                         =======               ======                =======

                         WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Temporary differences and carryforwards which give rise to the deferred tax (assets) liabilities at December 31, 1995 and 1994 are as follows (000s):

                                                                                 1995           1994
                                                                               --------       --------
Property and equipment..................................................       $113,796       $ 91,633
Differences between the book and tax basis of acquired assets...........         21,235         22,750
                                                                               --------       --------

   Total deferred tax liabilities.......................................        135,031        114,383
                                                                               --------       --------

Alternative Minimum Tax ("AMT") credit carryforward.....................        (25,450)       (25,059)
Net Operating Loss ("NOL") carryforwards................................        (39,608)       (20,597)
                                                                               --------       --------

   Total deferred tax assets............................................        (65,058)       (45,656)
                                                                               --------       --------

   Net deferred income taxes............................................       $ 69,973       $ 68,727
                                                                               ========       ========

The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes for the years ended December 31, 1995, 1994 and 1993 are summarized as follows (000s):

                                                                1995        %           1994       %      1993     %
                                                              -------     ------      -------    -----  --------  -----
Income tax (benefit) at statutory rate.................      $ (2,893)    (35.0)     $ 4,033     35.0  $ 19,471   35.0
State income taxes, net of federal
   benefit.............................................           (99)     (1.2)         158      1.4       656    1.2
Permanent differences on asset write-downs.............         1,173      14.2            -        -         -      -
Increase in deferred income taxes to reflect the
   change in the federal tax rate......................             -         -            -        -     2,100    3.8
Reduction of deferred income taxes to reflect NOL and
   AMT benefit carryforwards...........................             -         -            -        -    (3,779)  (6.8)
Adjustment to prior year income taxes..................          (300)     (3.6)           -        -         -      -
Other..................................................           (39)      (.5)         (31)    (0.3)     (919)  (1.7)
                                                              -------     -----       ------     ----   -------   ----

Total..................................................      $ (2,158)    (26.1)     $ 4,160     36.1  $ 17,529   31.5
                                                              =======     =====       ======     ====   =======   ====

At December 31, 1995, the Company had NOL and AMT credit carryforwards for Federal and State income tax purposes of approximately $108.6 million and $25.5 million, respectively. These carryforward expire as follows (000s):

                      Expiration Dates                          NOL           AMT
                -----------------------------                --------       --------
                2003.........................                $    170       $      -
                2004.........................                     412              -
                2005.........................                     943              -
                2006.........................                     478              -
                2007.........................                   1,080              -
                2008.........................                   6,561              -
                2009.........................                  51,115              -
                2010.........................                  47,835              -
                No expiration................                       -         25,450
                                                             --------       --------

                Total........................                $108,594        $25,450
                                                             ========       ========

                          WESTERN GAS RESOURCES, INC.
             NOTES TO COSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The Company believes that the carryforwards will be utilized prior to their expiration because they are substantially offset by existing taxable temporary differences reversing within the carryforward period or are expected to be realized by achieving future profitable operations based on the Company's dedicated and owned reserves, past earnings history, projections of future earnings and current assets.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

     Katy Condemnation

Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly owned subsidiary of the Company, filed a total of 165 condemnation actions in the County Court at Law No. 1 and No. 2 of Fort Bend County, Texas, to obtain certain storage rights and rights-of-way relating to its Katy Gas Storage Facility and the related underground reservoir ("Katy"). The County Court appointed panels of Special Commissioners which awarded compensation to the owners whose rights were condemned. Condemnation awards are a capital cost of the Katy project.

A majority of the land and mineral owners involved in the condemnation proceedings appealed to County Court, seeking a declaration that Storage did not possess the right to condemn or, in the alternative, that they should be awarded more compensation than previously awarded by the Special Commissioners. In all of those appeals, the right to condemn issue has been resolved in favor of Storage, although factual issues in individual cases remain open as to whether that right was exercised properly.

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

     Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of the Company's returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such returns which would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting certain of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may result from the proposed adjustments. However, it is reasonably possible that the ultimate resolution could result in an amount which differs materially from amounts provided.

     Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities (net of insurance) that may result from these claims, as well as the specific claim discussed above, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO COSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

     Profit Sharing Plan

A discretionary profit sharing plan (a defined contribution plan) exists for all Company employees meeting certain service requirements. The Company makes annual contributions to the plan as determined by the Board of Directors and provides for a match of 1% up to 4% of employee contributions. Contributions are made to common/collective trusts for which Fidelity Management Trust Company acts as trustee. The discretionary contributions were $1.3 million, $1.3 million and $2.2 million, for the years ended December 31, 1995, 1994 and 1993, respectively. The matching contributions were $227,000, $264,000 and $272,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     $5.40 Stock Option Plan

In April 1987, the Partnership adopted an employee option plan ("$5.40 Plan") that authorizes granting options to employees to purchase 430,000 common units in the Partnership. Pursuant to the Restructuring, the Company assumed the Partnership's obligation under the employee option plan. The plan was amended upon the Restructuring to allow each holder of existing options to exercise such options and acquire one share of common stock for each common unit they were originally entitled to purchase. The exercise price and all other terms and conditions for the exercise of such options issued under the amended plan were the same as under the plan, except that the Restructuring accelerated the time upon which certain options may be exercised. In February 1994, the Board of Directors retroactively approved, adopted and ratified approximately 53,000 options granted to employees in excess of the 430,000 options originally authorized. No additional options may be granted under this plan. Options may be exercised only at the rate of 20% of the shares of common stock subject to such option for each year of continuous service by the optionee commencing from the later of July 2, 1987 or the optionee's employment commencement date. The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in any one year. The Company will forgive any associated loan and accrued interest on July 2, 1997, if the employee is then employed by the Company. As of December 31, 1995 and 1994, loans and accrued interest related to 100,374 and 96,963 shares of common stock, respectively, totaling $637,000 and $545,000, were outstanding under these terms.

     Key Employees' Incentive Stock Option Plan and Non-employee Director Stock
      Option Plan

Effective April 1987, the Board of Directors of the Company adopted a Key Employees' Incentive Stock Option Plan ("Key Employee Plan") and a Non-Employee Director Stock Option Plan ("Directors' Plan") that authorize the granting of options to purchase 250,000 and 20,000 shares of the Company's common stock, respectively Under the plans, each of these options became exercisable as to 25% of the shares covered by it on the later of January 1, 1992 or one year from the date of grant, subject to the continuation of the optionee's relationship with the Company, and became exercisable as to an additional 25% of the covered shares on the latter of each subsequent January 1 through 1995 or on each subsequent date of grant anniversary, subject to the same condition. The Company has entered into agreements committing the Company to loan certain key employees an amount sufficient to exercise their options as each portion of their options vests. The Company will forgive the associated loan and accrued interest if the employee has been continuously employed by the Company for four years after the date of each loan increment. As of December 31, 1995 and 1994, loans and accrued interest related to 125,000 and 93,750 shares of common stock, respectively, totaling $1.5 million and $1.1 million, were outstanding under these terms.

     1993 Stock Option Plan

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

                          WESTERN GAS RESOURCES, INC.
             NOTES TO COSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



The Board of Directors of the Company determines and designates from time to time those employees of the Company to whom options are to be granted. If any option terminates or expires prior to being exercised, the shares relating to such option shall be released and may be subject to reissuance pursuant to a new option. The Board of Directors has the right to, among other things, fix the price, terms and conditions for the grant or exercise of any option. The purchase price of the stock under each option shall be the fair market value of the stock at the time such option is granted. Options granted will vest 20% each year on the anniversary of the date of grant commencing with the first anniversary. The employee must exercise the option within five years of the date each portion vests. At December 31, 1995 approximately 170,344 options were vested. No options have been exercised under the 1993 plan.

The following table summarizes the stock option activity under the Company's employee benefit plans:

                                                 Per Share                        Number of Shares
                                                               ----------------------------------------------------------
                                                   Price                          Key Employee   Director's
                                                   Range          $5.40 Plan          Plan         Plan        1993 Plan
                                             ----------------  -------------     ------------   -----------   -----------
Balance 1/1/93..............                                         214,456          112,500       15,000             -
    Granted.................                  $26.50 - $35.50              -           75,000            -       385,394
    Exercised...............                    5.40 - 10.71         (90,147)         (37,500)      (1,500)            -
    Forfeited or canceled...                    5.40 - 35.00          (3,924)               -            -       (16,760)
                                                                 ------------       ----------  -----------   -----------

Balance 12/31/93............                                         120,385          150,000       13,500       368,634
    Granted.................                   18.63 - 32.50               -                -        5,000       321,464
    Exercised...............                    5.40 - 10.71         (44,345)         (37,500)      (3,750)            -
    Forfeited or canceled...                    5.40 - 35.00            (692)          (6,250)      (1,250)      (52,512)
                                                                 ------------       ----------  -----------   -----------

Balance 12/31/94............                                          75,348          106,250       13,500       637,586
    Granted.................                   16.13 - 23.50               -                -            -       137,567
    Exercised...............                    5.40 - 15.00         (26,161)         (31,250)           -
    Forfeited or canceled...                   $5.40 - $35.00         (1,616)               -            -       (87,092)
                                                                 ------------      ----------   -----------   -----------

Balance 12/31/95............                                          47,571           75,000       13,500       688,061
                                                                 ============      ==========   ===========   ===========

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
----------------------------------------------------------------------
(UNAUDITED):
-----------

     Costs

The following tables set forth capitalized costs at December 31, 1995, 1994 and 1993 and costs incurred for oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 (000s):

                                                                     1995          1994           1993
                                                                   ---------     ---------      ---------
Capitalized costs:
  Proved properties..............................................  $136,499      $136,861       $130,783
  Unproved properties............................................     6,279         7,448          3,855
                                                                   --------      --------       --------

Total............................................................   142,778       144,309        134,638
  Less accumulated depletion.....................................   (46,792)      (35,346)       (17,877)
                                                                   --------      --------       --------

Net capitalized costs............................................  $ 95,986      $108,963       $116,761
                                                                   ========      ========       ========

The Company's share of Redman Smackover's net capitalized costs..  $  5,216      $      -       $      -
                                                                   ========      ========       ========

Costs incurred:
Acquisition of properties
  Proved.........................................................  $  1,591      $  2,523       $ 95,518
  Unproved.......................................................       128         1,617          2,428
Development costs................................................     3,035         3,555          1,106
Exploration costs................................................     1,102         2,465            320
                                                                   --------      --------       --------

Total costs incurred.............................................  $  5,856      $ 10,160       $ 99,372
                                                                   ========      ========       ========

The Company's share of Redman Smackover's costs incurred.........  $  5,540      $      -       $      -
                                                                   ========      ========       ========

     Results of Operations

The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended December 31, 1995, 1994 and 1993 are as follows (000s):

                                                          1995        1994         1993
                                                        ---------   ---------    ---------
Revenues from sale of oil and gas:
  Sales...............................................  $  2,490    $  3,402     $  4,112
  Transfers...........................................    29,739      37,335       27,567
                                                        --------    --------     --------

     Total............................................    32,229      40,737       31,679
Production costs......................................    (4,160)     (4,960)      (2,963)
Exploration costs.....................................      (956)       (489)        (320)
Depreciation, depletion and amortization..............   (15,081)    (17,469)     (10,857)
Income tax expense....................................    (4,429)     (6,030)      (6,321)
                                                        --------    --------     --------

Results of operations.................................  $  7,603    $ 11,789     $ 11,218
                                                        ========    ========     ========

The Company's share of Redman Smackover's operations..  $    324    $      -     $      -
                                                        ========    ========     ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

 The following table sets forth information for the years ended December 31, 1995, 1994 and 1993 with respect to changes in the Company's proved reserves, all of which are in the United States. The Company has no significant undeveloped reserves.

                                                                                     Natural       Crude
                                                                                       Gas           Oil
                                                                                      (MMcf)       (MBbls)
                                                                                     --------      -------
Proved reserves:
    December 31, 1992........................................................          39,475          381
    Revisions of previous estimates..........................................          11,084          (42)
    Purchases of reserves in place*..........................................         100,886          261
    Production...............................................................         (15,854)        (107)
                                                                                     --------      -------

    December 31, 1993........................................................         135,591          493
    Revisions of previous estimates..........................................          19,562           35
    Purchases of reserves in place...........................................             977          121
    Production...............................................................         (21,589)        (171)
                                                                                     --------      -------

    December 31, 1994........................................................         134,541          478
    Revisions of previous estimates..........................................          (8,846)         437
    Production...............................................................         (16,875)        (200)
                                                                                     --------      -------

    December 31, 1995........................................................         108,820          715
                                                                                     ========      =======

The Company's share of Redman Smackover's proved reserves - December 31, 1995          12,647            -
                                                                                     ========      =======

(*) Primarily represents acquisition of Black Lake oil and gas properties effective January 1, 1993 from Nerco (See Note 1).

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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the years ended December 31, 1995, 1994 and 1993 is as follows (000s):

                                                                                    1995        1994         1993
                                                                                  ---------   ---------    ---------

Future cash inflows........................................................       $230,986    $239,188     $261,497
Future production costs....................................................        (52,442)    (50,214)     (36,978)
Future development costs...................................................         (3,564)     (9,230)     (12,623)
Future income tax expense..................................................        (32,125)    (26,811)     (35,856)
                                                                                  --------    --------     --------
Future net cash flows......................................................        142,855     152,933      176,040
10% annual discount for estimated timing of cash flows.....................        (61,093)    (57,202)     (51,915)
                                                                                  --------    --------     --------
Standardized measure of discounted future net cash flows relating to
     proved oil and gas reserves...........................................       $ 81,762    $ 95,731     $124,125
                                                                                  ========    ========     ========

The Company's share of Redman Smackover's standardized measure of
     discounted future net cash flows relating to proved oil and gas reserves     $  4,665    $      -     $      -
                                                                                  ========    ========     ========

Principal changes in the Company's estimated discounted future net cash flows for the years ended December 31, 1995, 1994 and 1993 are as follows (000s):

                                                                                     1995        1994         1993
                                                                                  ---------   ---------    ---------

January 1.................................................................        $ 95,731    $124,125     $ 35,922
 Sales and transfers of oil and gas produced, net of production costs.....         (28,069)    (35,777)     (28,716)
 Net changes in prices and production costs related to future production..          14,499     (33,909)       2,318
 Development costs incurred during the period.............................           3,035       3,555        1,106
 Changes in estimated future development costs............................           2,631        (162)     (12,623)
 Revisions of previous quantity estimates.................................         (12,147)     14,830       17,819
 Purchases of reserves in place...........................................               -       3,882      118,894
 Accretion of discount....................................................           9,573      12,413        3,592
 Net change in income taxes...............................................          (5,314)      9,045      (13,470)
 Other....................................................................           1,823      (2,271)        (717)
                                                                                  --------    --------     --------

December 31...............................................................        $ 81,762    $ 95,731     $124,125
                                                                                  ========    ========     ========

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
------------------------------------------------------

The following summarizes certain quarterly results of operations (000s except per share amounts):

                                                                                                 Earnings
                                                                                                (Loss) Per
                                                                                   Net           Share of
                                                  Operating        Gross         Income           Common
                                                   Revenues       Profit(a)      (Loss)           Stock
                                                   --------       ---------     ---------         -----
1995 quarter ended:
  March 31.................................       $  303,701      $18,444       $ 1,941           $(.05)
  June 30..................................          304,408       17,671          (403)           (.28)
  September 30.............................          286,705       16,518           462            (.08)
  December 31..............................          362,170       22,578        (8,108)   (b)     (.43)
                                                  ----------      -------       -------           -----

                                                  $1,256,984      $75,211       $(6,108)   (b)    $(.84)
                                                  ==========      =======       =======           =====
1994 quarter ended:
  March 31.................................       $  275,704      $16,562       $ 1,011           $(.05)
  June 30..................................          244,470       14,851           181            (.12)
  September 30.............................          259,669       19,585         2,706            (.02)
  December 31..............................          283,646       21,558         3,466               -
                                                  ----------      -------       -------            ----

                                                  $1,063,489      $72,556       $ 7,364           $(.19)
                                                  ==========      =======       =======           =====

(a) Excludes selling and administrative, interest, restructuring and income tax expenses.

(b) Includes a non-cash expense resulting from the adoption of SFAS No. 121 of $17.6 million.

As a result of the reclassification of labor overhead from selling and administrative expense to plant operating expense in accordance with the percentage established by the Council of Petroleum Accountants Society guidelines, gross profit varies from the amounts reported on prior Forms 10-Q and Form 10-K for years ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 22, 1996 and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reference is made to the listing on page 25 for a list of all financial statements filed as a part of this report.

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

     10.20 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.50 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.21 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.51 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

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

     10.34 First Amendment to First Restated Loan Agreement (Revolver) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.34 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     10.35 Third Amendment to Third Restated Loan Agreement (Term) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.35 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     10.36 Second Amendment to First Restated Loan Agreement (Revolver) as of February 23, 1995 among Western Gas Resources, Inc. and Nations Bank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.36 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.37 Fourth Amendment to Third Restated Loan Agreement (Term) as of February 23, 1995 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.37 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.38 Amendment No. 3 to Note Purchase Agreement as of March 22, 1995 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.38 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.39 Letter Amendment No. 3 To the Amended and Restated Master Shelf Agreement effective as of April 1, 1995 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America. (Filed as exhibit 10.39 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.40 Form of Employment Agreement by and between Western Gas Resources, Inc. and certain Executive Officers. (Filed as exhibit 10.40 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.41 Receivables Purchase Agreement dated as of February 28, 1995 among Western Gas Resources, Inc. (as seller) and Receivables Capital Corporation (as purchaser) and Bank of America National Trust and Savings Association (as agent). (Filed as exhibit 10.41 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

     10.42 Joint Venture Agreement of Redman-Smackover Joint Venture. (Filed as exhibit 10.42 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

     10.43 Amendment No. 4 to Note Purchase Agreements as of July 14, 1995 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.43 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

     10.44 Amendment No. 1 to Receivables Purchase Agreement as of July 1, 1995 by and among Western Gas Resources, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association. (Filed as exhibit 10.44 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

     10.45 Third Amendment to First Restated Loan Agreement (Revolver) dated July 19, 1995. (Filed as exhibit 10.45 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1995 and incorporated herein by reference).

     10.46 Letter Amendment No. 4 to Amended and Restated Master Shelf Agreement dated July 28, 1995. (Filed as exhibit 10.46 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1995 and incorporated herein by reference).

     10.47 Fifth Amendment to Third Restated Loan Agreement (Term) dated July 19, 1995 (Filed as Exhibit 10.47 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1995).

     10.48 Fifth Amendment to the Master Shelf Agreement dated November 30, 1995 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America.

     10.49 Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and between Western Gas Resources, Inc. and Prudential Insurance Company of America.

     10.50 Sixth Amendment to Third Restated Loan Agreement (Term) dated November 29, 1995 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.51 Fourth Amendment to First Restated Loan Agreement (Revolver) dated November 29, 1995 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.52 Senior Note Purchase Agreeement dated November 29, 1995 by and among Western Gas Resources, Inc. and the Purchasers identified therein.

     10.53 Fifth Amendment to First Restated Loan Agreement (Revolver) dated March 22, 1996 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.54 Seventh Amendment to Third Restated Loan Agreement (Term) dated March 22, 1996 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.55 First Amendment to Third Restated Loan Agreement (Term) as of December 31, 1993 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as agent and certain banks as Lenders (filed as Exhibit 10.63 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1993).

     11.1   Statement regarding computation of per share earnings.

     21.1   List of Subsidiaries of Western Gas Resources, Inc.

     23.1   Consent of Price Waterhouse LLP, independent accountants.

(b)  Reports on Form 8-K:

            A report on Form 8-K was filed on January 11, 1996 to notify the Securities and Exchange Commission and the Company's stockholders of the retirement of Bill M. Sanderson as President and Chief Operating Officer and the election of Lanny F. Outlaw to those positions as of April 1, 1996.

(c)  Exhibits required by Item 601 of Regulation S-K.  See (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 22, 1996.

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
                                 (Registrant)


                       By: /s/ Brion G. Wise
                           -------------------------
                           Brion G. Wise
                           Chairman of the Board and
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Brion G. Wise
-------------------------  Chairman of the Board, Chief    March 22, 1996
Brion G. Wise              Executive Officer and Director

/s/ Bill M. Sanderson
-------------------------  President, Chief Operating      March 22, 1996
Bill M. Sanderson          Officer and Director

/s/ Walter L. Stonehocker
-------------------------  Vice Chairman of the Board      March 22, 1996
Walter L. Stonehocker      and Director


-------------------------  Director                        March 22, 1996
Richard S. Robinson

/s/ Dean Phillips
-------------------------  Director                        March 22, 1996
Dean Phillips

/s/ Ward Sauvage
-------------------------  Director                        March 22, 1996
Ward Sauvage

/s/ James A. Senty
-------------------------  Director                        March 22, 1996
James A. Senty


-------------------------  Director                        March 22, 1996
Joseph E. Reid

/s/ William J. Krysiak
-------------------------  Vice President--Finance         March 22, 1996
William J. Krysiak         (Principal Financial and
                           Accounting Officer)