Form 10-Q
period 1996-03-31
WESTERN GAS RESOURCES INC
filed 1996-05-13
CIK 856716

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________


                         Commission file number 1-10389
                                                -------


                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                       84-1127613
       --------                                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

12200 N. Pecos Street, Denver, Colorado                80234-3439
- ---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

                                (303) 452-5603
 ---------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                   No Changes
- ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----      -----
On April 1, 1996, there were 25,773,553 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

===============================================================================-

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                            Page
- ------------------------------                                            ----

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheet - March 31, 1996 and
             December 31, 1995...........................................   3

           Consolidated Statement of Cash Flows - Three
             months ended March 31, 1996 and 1995........................   4

           Consolidated Statement of Operations - Three
             months ended March 31, 1996 and 1995........................   5

           Consolidated Statement of Changes in
             Stockholders' Equity - Three months ended
             March 31, 1996..............................................   6

           Notes to Consolidated Financial Statements....................   7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   8


PART II - Other Information
- ---------------------------

  Item 1.  Legal Proceedings.............................................  15

  Item 6.  Exhibits and Reports on Form 8-K..............................  16


Signatures...............................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     (000s)

                                                                                 March 31,   December 31,
                                                                                   1996          1995
                                                                                -----------  -------------
     ASSETS                                                                     (unaudited)
     ------
Current assets:
  Cash and cash equivalents....................................................  $   15,200     $    5,795
  Trade accounts receivable, net...............................................     206,658        204,426
  Product inventory............................................................       7,345         28,154
  Parts inventory..............................................................       3,012          2,427
  Other........................................................................       2,791          1,524
                                                                                 ----------     ----------
    Total current assets.......................................................     235,006        242,326
                                                                                 ----------     ----------
Property and equipment, at cost:
  Gas gathering, processing, storage and transmission..........................     895,140        882,801
  Oil and gas properties and equipment.........................................     140,875        140,691
  Construction in progress.....................................................      23,180         26,314
                                                                                 ----------     ----------
                                                                                  1,059,195      1,049,806
  Less:   Accumulated depreciation, depletion and amortization.................    (213,694)      (200,203)
                                                                                 ----------     ----------
    Total property and equipment, net..........................................     845,501        849,603
                                                                                 ----------     ----------
Other assets:
  Gas purchase contracts (net of accumulated amortization of $20,601 and
    $19,273, respectively).....................................................      53,309         54,637
  Other........................................................................      44,631         47,431
                                                                                 ----------     ----------
    Total other assets.........................................................      97,940        102,068
                                                                                 ----------     ----------
Total assets...................................................................  $1,178,447     $1,193,997
                                                                                 ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Accounts payable.............................................................  $  219,218     $  199,513
  Short-term debt..............................................................      75,000         75,000
  Accrued expenses.............................................................      22,282         19,204
  Dividends payable............................................................       3,899          3,898
  Income taxes payable.........................................................       1,131              -
                                                                                 ----------     ----------
    Total current liabilities..................................................     321,530        297,615
Long-term debt.................................................................     404,000        454,500
Deferred income taxes payable..................................................      74,653         69,973
                                                                                 ----------     ----------
    Total liabilities..........................................................     800,183        822,088
                                                                                 ----------     ----------
Commitments and contingent liabilities.........................................           -              -

Stockholders' equity:
  Preferred Stock, par value $.10; 10,000,000 shares authorized:
    $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
      ($35,000 aggregate liquidation preference)..............................          140            140
    $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
      outstanding ($138,000 aggregate liquidation preference).................          276            276
  Common stock, par value $.10; 100,000,000 shares authorized; 25,798,569 and
    25,794,728 shares issued, respectively....................................        2,580          2,580
  Additional paid-in capital..................................................      301,259        301,234
  Retained earnings...........................................................       76,683         70,348
  Treasury stock, at cost, 25,016 shares in treasury..........................         (788)          (788)
  Notes receivable from key employees secured by common stock.................       (1,886)        (1,881)
                                                                                 ----------     ----------
    Total stockholders' equity................................................      378,264        371,909
                                                                                 ----------     ----------
Total liabilities and stockholders' equity....................................   $1,178,447     $1,193,997
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               ------------------------
                                                                                                 1996            1995
                                                                                               --------        --------
Reconciliation of net income to net cash provided by operating activities:

Net income.................................................................................    $ 10,233        $  1,941
Add income items that do not affect working capital:
  Depreciation, depletion and amortization.................................................      15,662          17,204
  Deferred income taxes....................................................................       4,680             619
  Gain on the sale of property and equipment...............................................        (101)              -
  Distribution of retained earnings from investees, net....................................       2,798               -
  Other non-cash items.....................................................................          75             342
                                                                                               --------        --------
                                                                                                 33,347          20,106
                                                                                               --------        --------
Adjustments to working capital to arrive at net cash provided by operating activities:

  (Increase) decrease in trade accounts receivable.........................................      (2,286)         19,320
  Decrease in product inventory............................................................      20,809          16,573
  Decrease in parts inventory..............................................................        (585)              9
  Increase in other current assets.........................................................      (1,267)         (1,729)
  Increase (decrease) in other assets and liabilities, net.................................         (82)            164
  Increase (decrease) in accounts payable..................................................      19,705         (18,271)
  Increase in accrued expenses.............................................................       3,078           3,147
  Increase (decrease) in income taxes payable..............................................       1,131            (560)
                                                                                               --------        --------
     Total adjustments.....................................................................      40,503          18,653
                                                                                               --------        --------
Net cash provided by operating activities..................................................      73,850          38,759
                                                                                               --------        --------

Cash flows from investing activities:

  Payments for business acquisitions.......................................................           -             (25)
  Payments for additions to property and equipment.........................................      (9,893)        (17,606)
  Proceeds from the dispositions of property and equipment.................................         353              94
  Contributions to equity investees........................................................        (165)           (391)
  Gas purchase contracts acquired..........................................................           -          (1,641)
                                                                                               --------        --------
Net cash used in investing activities......................................................      (9,705)        (19,569)
                                                                                               --------        --------

Cash flows from financing activities:

  Net proceeds from exercise of common stock options.......................................          16              19
  Debt issue costs paid....................................................................        (357)           (181)
  Payments on revolving credit facility....................................................    (339,800)       (129,450)
  Borrowings under revolving credit facility...............................................     289,300         113,450
  Dividends paid to holders of common stock................................................      (1,289)         (1,286)
  Dividends paid to holders of preferred stock.............................................      (2,610)         (3,335)
                                                                                               --------        --------

Net cash used in financing activities......................................................     (54,740)        (20,783)
                                                                                               --------        --------
Net increase (decrease) in cash and cash equivalents.......................................       9,405          (1,593)
Cash and cash equivalents at beginning of period...........................................       5,795           8,708
                                                                                               --------        --------
Cash and cash equivalents at end of period.................................................    $ 15,200        $  7,115
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (000s, except share and per share amounts)


                                                           Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
Revenues:
  Sale of residue gas................................  $  347,507    $  207,989
  Sale of natural gas liquids........................     119,678        84,251
  Processing, transportation and storage revenue.....      11,214        10,553
  Other, net.........................................       2,315           908
                                                       ----------    ----------

    Total revenues...................................     480,714       303,701
                                                       ----------    ----------

Costs and expenses:
  Product purchases..................................     412,123       248,313
  Plant operating expense............................      18,597        18,179
  Oil and gas exploration and production expense.....       1,109         1,561
  Selling and administrative expense.................       7,725         6,519
  Depreciation, depletion and amortization...........      15,662        17,204
  Interest expense...................................       9,454         8,868
                                                       ----------    ----------

    Total costs and expenses.........................     464,670       300,644
                                                       ----------    ----------

Income before taxes..................................      16,044         3,057

Provision for income taxes:
  Current............................................       1,131           497
  Deferred...........................................       4,680           619
                                                       ----------    ----------

                                                            5,811         1,116
                                                       ----------    ----------

Net income...........................................      10,233         1,941

Preferred stock requirements.........................      (2,610)       (3,335)
                                                       ----------    ----------

Income (loss) attributable to common stock...........  $    7,623    $   (1,394)
                                                       ==========    ==========
Income (loss) per share of common stock..............  $      .30    $     (.05)
                                                       ==========    ==========
Weighted average shares of common stock outstanding..  25,771,928    25,737,777
                                                       ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)



                                            Shares of
                             Shares of       $2.625                                                     $2.625
                               $2.28       Cumulative                      Shares         $2.28       Cumulative
                             Cumulative    Convertible       Shares       of Common    Cumulative     Convertible
                              Preferred     Preferred      of Common        Stock       Preferred      Preferred
                                Stock         Stock          Stock       in Treasury      Stock          Stock
                             ----------     ---------     -----------    -----------   ----------     -----------

Balance at December 31,
 1995......................   1,400,000     2,760,000      25,769,712         25,016   $      140     $       276
Net income.................           -             -               -              -            -               -
Stock options exercised....           -             -           3,841              -            -               -
Dividends declared on
 common stock..............           -             -               -              -            -               -
Dividends declared on
 $2.28 cumulative
 preferred stock...........           -             -               -              -            -               -
Dividends declared on
 $2.625 cumulative
 convertible
 preferred stock...........           -             -               -              -            -               -

                             ----------     ---------     -----------    -----------   ----------     -----------

Balance at March 31, 1996..   1,400,000     2,760,000      25,773,553         25,016   $      140     $       276
                             ==========     =========     ===========    ===========   ==========     ===========

                                                                                         Notes          Total
                                           Additional                                 Receivable        Stock-
                              Common         Paid-In       Retained        Treasury    from Key        holders'
                               Stock         Capital       Earnings         Stock      Employees        Equity
                             ----------     ---------     -----------    -----------   ----------     -----------

Balance at December 31,
 1995......................  $    2,580     $ 301,234     $    70,348    $      (788)  $   (1,881)    $   371,909
Net income.................           -             -          10,233              -            -          10,233
Stock options exercised....           -            25               -              -           (5)             20
Dividends declared on
 common stock..............           -             -          (1,289)             -            -          (1,289)
Dividends declared on
 $2.28 cumulative
 preferred stock...........           -             -            (798)             -            -            (798)
Dividends declared on
 $2.625 cumulative
 convertible
 preferred stock...........           -             -          (1,811)             -            -          (1,811)
                             ----------     ---------     -----------    -----------   ----------     -----------
Balance at March 31, 1996..  $    2,580     $ 301,259     $    76,683    $      (788)  $   (1,886)    $   378,264
                             ==========     =========     ===========    ===========   ==========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The interim consolidated financial statements as of March 31, 1996 and for the three month period ended March 31, 1996 and 1995 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior years' amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1996.

  EARNINGS PER SHARE OF COMMON STOCK

Earnings (loss) per share of common stock is computed by dividing net income
(loss) attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Net income (loss) attributable to shares of common stock is net income less preferred stock dividends. The Company declared preferred stock dividends of $2.6 million and $3.3 million for the three months
ended March 31, 1996 and 1995, respectively.   The computation of fully diluted
earnings per share of common stock for the three months ended March 31, 1996 and 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

  SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $9.2 million and $8.9 million, respectively, for the three months ended March 31, 1996 and 1995.

No income taxes were paid during the three months ended March 31, 1996.   Income
taxes paid during the three months ended March 31, 1995 were approximately $900,000.

  STOCK COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the pro forma disclosure requirements of SFAS No. 123 in 1996 as required under the pronouncement.

  LEGAL PROCEEDINGS

Reference is made to Item 1. Legal Proceedings, of Part II, Other Information, of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1996 and 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                              Three Months Ended
                                                   March 31,
                                             --------------------  Percent
                                               1996       1995      Change
                                             --------  ----------  -------
FINANCIAL RESULTS:
Revenues...................................  $480,714    $303,701       58
Gross profit...............................    33,223      18,444       80
Net income.................................    10,233       1,941      427
Income (loss) per share of common stock....       .30        (.05)     700
Net cash provided by operating activities..  $ 73,850    $ 38,759       91

OPERATING DATA:
Average gas sales (MMcf/D).................     1,858       1,578       18
Average NGL sales (MGal/D).................     3,670       3,013       22
Average gas prices ($/Mcf).................  $   2.07    $   1.46       42
Average NGL prices ($/Gal).................  $    .35    $    .31       13


Net income increased $8.3 million and net cash provided by operating activities increased $35.1 million for the three months ended March 31, 1996 compared to 1995. The increase in net income for the three months was primarily due to higher residue gas and NGL volumes and prices.

Revenues from the sale of residue gas increased approximately $139.5 million for the three months ended March 31, 1996 compared to 1995. Average gas sales volumes increased 280 MMcf per day to 1,858 MMcf per day for the three months ended March 31, 1996 compared to 1995, due to an increase of approximately 300 MMcf per day in the sale of residue gas purchased from third-parties. Average gas prices increased $.61 per Mcf to $2.07 per Mcf for the three months ended March 31, 1996 compared to 1995. The effect of the increase in residue gas prices on the Company's net margin from equity production was partially offset by approximately $8.8 million of loss recognized in the three month period ended March 31, 1996 related to futures positions. This loss was offset by gains realized in the physical gas market. The Company has entered into futures positions for approximately 55% of its equity gas for 1996.

Revenues from the sale of NGLs increased approximately $35.4 million for the three months ended March 31, 1996 compared to 1995. Average NGL sales volumes increased 657 MGal per day to 3,670 MGal per day, primarily due to a 400 MGal per day increase in the sale of NGLs purchased from third-parties. Average NGL prices increased $.04 per gallon to $.35 per gallon for the three months ended March 31, 1996 compared to 1995. The Company has entered into futures positions for approximately 35% of its equity NGL production for 1996.

Other net revenue increased $1.4 million for the three months ended March 31, 1996 compared to 1995. The difference was primarily attributable to an $896,000 increase in income from the Company's partnership interests. Approximately $592,000 of the partnership income increase relates to the Company's interest in the Redman Smackover Joint Venture, which commenced operations in June 1995.

The increase in product purchases corresponds to the increase in third-party product sales. Combined product purchases as a percentage of residue gas and NGL sales increased three percentage points to 88% for the three months ended March 31, 1996 compared to 1995. The increased product purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets, these margins will stabilize. However, there is no assurance that the Company will be successful in capturing additional end-use markets.

Selling and administrative expense increased $1.2 million, primarily as a result of growth in the Company's marketing operations and higher benefit accruals.

Depreciation, depletion and amortization decreased $1.5 million for the three months ended March 31, 1996 compared to the prior corresponding period. The decrease was attributable to decreases in production related to the Company's oil and gas production which resulted in lower depletion expense. In addition, the Company recorded a $17.4 million write-down of certain oil and gas assets and plant facilities in the fourth quarter of 1995 in connection with its adoption of Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The lower asset values contributed to the reduction in depreciation, depletion and amortization expense for the 1996 three month period.

The provision for income taxes for the three months ended March 31, 1996 increased $4.7 million primarily due to the increases in pre-tax income for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to investigate alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital improvement projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1996.

The Company's sources and uses of funds for the three months ended March 31, 1996 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings under long-term debt agreements.....       $289,300
     Net cash provided by operating activities......         73,850
     Other..........................................            369
                                                           --------

     Total sources of funds.........................       $363,519
                                                           ========
USES OF FUNDS:
     Payments related to long-term debt agreements..       $340,157
     Capital expenditures...........................         10,058
     Payment of preferred dividends.................          2,610
     Payment of common stock dividends..............          1,289
                                                           --------

     Total uses of funds............................       $354,114
                                                           ========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 3.2 Bcf at an average cost of $1.65 per Mcf at March 31, 1996 as compared to 12.8 Bcf at an average cost of $1.65 per Mcf at December 31, 1995, primarily at the Katy Facility. The Company also held NGLs in storage of 6,712 MGal at an average cost of $.30 per gallon and 11,600 MGal at an average cost of $.30 per gallon at March 31, 1996 and December 31, 1995, respectively, at various third party storage facilities.

At March 31, 1996, the Company had hedging contracts in place for anticipated sales for approximately 3.0 Bcf of stored gas at a weighted average price of $1.71 per Mcf for the stored inventory.

As of March 31, 1996, the Company had shelf registrations available providing for the sale of up to $200 million of debt securities and preferred stock and up to four million shares of common stock. On February 13, 1996, the Company filed a registration statement registering an additional $100 million of debt securities or preferred or common stock. On May 8, 1996, the Company filed Amendment No. 1 to the S-3, which the Company believes will be declared effective in May 1996.

The Company has been successful overall in replacing production with new reserves. However, volumes of natural gas dedicated to some of the Company's plants have declined in recent years because additions to dedicated plant reserves have not fully offset production. On a Company-wide basis, dedicated reserves, including certain proved undeveloped properties and revisions to previous estimates, increased from 2.3 Tcf as of December 31, 1994 to approximately 2.7 Tcf (as revised) at December 31, 1995. The increase is primarily due to the Company's Northern Acquisition in December 1995 in West Texas.


     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $76.1 million during 1996 consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $63.2 million, of which $47.6 million will be used for new connects, system expansions and asset consolidations and $15.6 million for maintaining existing facilities. The Company expects capital expenditures on the Katy Facility, exploration and production activities and miscellaneous items to be $4.8 million, $3.8 million and $4.3 million, respectively. As of March 31, 1996, the Company had expended $9.9 million consisting of the following: (i) $1.9 million for new connects, system expansions and asset consolidations; (ii) $5.8 million for maintaining existing facilities; (iii) $600,000 for exploration and production activities; (iv) $400,000 related to the Katy Facility; and (v) $1.2 million of miscellaneous expenditures.

In addition to the $76.1 million of anticipated capital expenditures discussed above, the Company's business plan assumes that it will spend $50 million in 1996 on acquisitions and projects that complement its current asset base. As of March 31, 1996, no such expenditures had been made.

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

Depending on the timing of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from the banks, seek waivers from the banks to permit it to borrow funds from third-parties, seek replacement credit facilities from other lenders or issue additional equity securities. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing.


     Financing Facilities

Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $87 million was outstanding at March 31, 1996. If the facility is not renewed, its commitment period will terminate on October 1, 1997. Any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 12 equal quarterly installments, commencing January 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At March 31, 1996, the spread was 1.25% over the Eurodollar rate, resulting in an interest rate of 6.65%.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At March 31, 1996, the Company's debt to capitalization ratio was .56 to 1 resulting in a commitment fee rate of .375%.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $25 million which bears interest at 9.87%. Payments on the Term Loan Facility of $12.5 million are due in each of September 1996 and September 1997. The Company intends to finance the $12.5 million payment due in 1996 through amounts available under the Revolving Credit Facility.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment terms. If funded debt of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification.
This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At March 31, 1996, taking into account all the covenants contained in the Credit Facilities Agreement and expected maturities of long-term debt during 1996, the Company had approximately $80 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. Pursuant to the Credit Facilities Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345.0 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through October 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to
1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995, paid in 1996, are excluded from this calculation. At March 31, 1996, $11 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1996. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. The $15 million cash balance at March 31, 1996 is due to the timing of cash receipts on the last day of the month.

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

                                 Interest        Final
      Issue Date        Amount     Rate         Maturity                   Principal Payments Due
- ---------------------  --------  --------  ------------------  -----------------------------------------------

 October 27, 1992      $ 25,000    7.51%   October 27, 2000    $8,333 on each of October 27, 1998 through 2000
 October 27, 1992        25,000    7.99%   October 27, 2003    $8,333 on each of October 27, 2001 through 2003
 September 22, 1993      25,000    6.77%   September 22, 2003  single payment at maturity
 December 27, 1993       25,000    7.23%   December 27, 2003   single payment at maturity
 October 27, 1994        25,000    9.05%   October 27, 2001    single payment at maturity
 October 27, 1994        25,000    9.24%   October 27, 2004    single payment at maturity
 July 28, 1995           50,000    7.61%   July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                       --------
                       $200,000
                       ========

1993 Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 5.7% as of March 31, 1996. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. Pending final negotiation of the renewal of the facility, the Company and BA extended the existing facility until June 28, 1996. The Company intends to extend the facility for a new 364-day period at that time.

Covenant Compliance. At March 31, 1996, the Company was in compliance with all covenants in its loan agreements.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                           Average for the three months ended
                                                                                                     March 31, 1996
                                                           Gas              Gas        -------------------------------------------
                                                        Gathering        Throughput         Gas             Gas            NGL
                                        Year Placed      Systems          Capacity        Throughput      Production    Production
             Facility (1)               In Service      Miles(2)        (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
- --------------------------------------  ----------  -----------------  --------------  --------------  --------------  -----------

SOUTHERN REGION:
 Texas
           Midkiff/Benedum............        1955           2,073            135             136              94          817
           Giddings Gathering System..        1979             652             80              65              55           92
           Edgewood(5)(8).............        1964              85             65              30              11           78
           Perkins....................        1975           2,566             40              21              12          139
           MiVida (5).................        1972             286            150              42              39            -
           Gomez......................        1971             302            280             175             170            -
           Mitchell Puckett...........        1972              86            140              79              78            -
           Crockett Gathering System..        1973             136              -              15              15            -
           Rosita Treating System.....        1973               -             60              56              56            -
           Katy(6)....................        1994              17              -               -               -            -
 Louisiana
           Black Lake.................        1966              56             75              38              25           81
           Toca(7)(8).................        1958               -            160             106               -           65

NORTHERN REGION:
 Oklahoma
           Chaney Dell/Lamont.........        1966           2,007            180              82              62          234
           Arkoma.....................        1985              38              8               3               2            -
           Westana System(9)..........        1986             252             45              57              51           50
 Wyoming
           Granger(8).................        1987             239            210             122             104          320
           Red Desert(8)..............        1979             110             42              26              23           42
           Lincoln Road(10)...........        1988             146             50              31              28           40
           Hilight Complex(5)(8)......        1969             619             80              35              29           81
           Kitty/Amos Draw(8).........        1969             304             17              11               8           45
           Newcastle(8)...............        1981             144              5               2               1           17
           Reno Junction(11)..........        1991               -              -               -               -           41
 New Mexico
           San Juan River(5)..........        1955             126             60              32              28            2
 North Dakota
           Williston(12)..............        1981             381              -               7               5           24
           Temple(5)..................        1984              65              7               3               2            8
           Teddy Roosevelt(12)........        1979             332              -               2               1           11
 Utah
           Four Corners...............        1988              97             15               4               3            8
 Montana
           Baker(5)(8)................        1981               8              3               2               1            9
                                                            ------          -----           -----             ---        -----

             Total....................                      11,127          1,907           1,182             903        2,204
                                                            ======          =====           =====             ===        =====


Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (74%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of March 31, 1996.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6)  Hub and gas storage facility.
(7) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(8) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(9) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(10) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems.
(11) NGL production represents conversion of third-party feedstock to iso-butane.
(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement. In January 1996, Koch Hydorcarbon Company, which operates the Teddy Roosevelt and Williston Gas Company's assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. The closing of the sale is expected to occur on August 1, 1996.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

  JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources, Inc. United States District Court for the District of North Dakota, Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase residue gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. The parties have not yet tried the issue of damages. The Company has filed a Motion for Reconsideration in regard to the summary judgment ruling. If the Court does not grant such motion, the Company intends to appeal the decision. If JN were to prevail on appeal, other producers who sold gas which was processed at the Teddy Roosevelt complex during the time period in question may be able to assert similar claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation which might raise similar issues or to estimate the amount of potential damages.

  Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

10.56 Extension of Receivables Purchase Agreement dated as of February 28, 1995, among Western Gas Resources, Inc., as Seller, Receivable Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent.

(b)  Reports on Form 8-K:

         None.

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

                                       WESTERN GAS RESOURCES, INC.
                                       ---------------------------
                                       (Registrant)


Date: May 13, 1996                    By: /s/ LANNY F. OUTLAW
                                          ------------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: May 13, 1996                    By: /s/ WILLIAM J. KRYSIAK
                                          ------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)