Form 10-Q
period 1996-06-30
WESTERN GAS RESOURCES INC
filed 1996-08-13
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
          TO _________________

                        Commission file number 1-10389
                                               -------

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                     84-1127613
              --------                                     ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      12200 N. Pecos Street, Denver, Colorado              80234-3439
      ---------------------------------------              ----------
      (Address of principal executive offices)             (Zip Code)

                                (303) 452-5603
                                --------------
              Registrant's telephone number, including area code

                                  No Changes
                                  ----------
  (Former name, former address and former fiscal year, if changed since last report).



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


On August 1, 1996, there were 25,776,187 shares of the registrant's Common Stock outstanding.

================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                                         Page
- ------------------------------                                                         ----

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheet - June 30, 1996 and December 31, 1995............   3

           Consolidated Statement of Cash Flows - Six months ended June 30, 1996
           and 1995....................................................................   4

           Consolidated Statement of Operations - Three and Six months ended
           June 30, 1996 and 1995......................................................   5

           Consolidated Statement of Changes in Stockholders' Equity - Six months ended
           June 30, 1996...............................................................   6

           Notes to Consolidated Financial Statements..................................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   8


PART II - Other Information
- -----------------------------

  Item 1.  Legal Proceedings...........................................................  16

  Item 6.  Exhibits and Reports on Form 8-K............................................  17

Signatures.............................................................................  18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                    (000s)

                                                                                 June 30,    December 31,
                                                                                   1996          1995
                                                                                -----------  -------------
   ASSETS                                                                       (Unaudited)
   -----------
Current assets:
 Cash and cash equivalents....................................................  $   21,221     $    5,795
 Trade accounts receivable, net...............................................     188,849        204,426
 Product inventory............................................................      13,481         28,154
 Parts inventory..............................................................       2,224          2,427
 Other........................................................................       3,098          1,524
                                                                                ----------     ----------
  Total current assets........................................................     228,873        242,326
                                                                                ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................     901,375        882,801
 Oil and gas properties and equipment.........................................     142,919        140,691
 Construction in progress.....................................................      25,941         26,314
                                                                                ----------     ----------
                                                                                 1,070,235      1,049,806
 Less:  Accumulated depreciation, depletion and amortization..................    (227,212)      (200,203)
                                                                                ----------     ----------
  Total property and equipment, net...........................................     843,023        849,603
                                                                                ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $21,798 and
  $19,273, respectively)......................................................      51,733         54,637
 Other........................................................................      43,623         47,431
                                                                                ----------     ----------
  Total other assets..........................................................      95,356        102,068
                                                                                ----------     ----------
Total assets..................................................................  $1,167,252     $1,193,997
                                                                                ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................  $  222,067     $  199,513
 Short-term debt..............................................................      75,000         75,000
 Accrued expenses.............................................................      24,182         19,204
 Dividends payable............................................................       3,898          3,898
                                                                                ----------     ----------
   Total current liabilities..................................................     325,147        297,615

Long-term debt................................................................     385,000        454,500
Deferred income taxes payable.................................................      77,296         69,973
                                                                                ----------     ----------
  Total liabilities...........................................................     787,443        822,088
                                                                                ----------     ----------
Commitments and contingent liabilities........................................           -              -

Stockholders' equity:
 Preferred Stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000 aggregate liquidation preference).................................         140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000 aggregate liquidation preference)....................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 25,800,633 and
  25,794,728 shares issued, respectively......................................       2,580          2,580
 Additional paid-in capital...................................................     301,271        301,234
 Retained earnings............................................................      78,216         70,348
 Treasury stock, at cost, 25,016 shares in treasury...........................        (788)          (788)
 Notes receivable from key employees secured by common stock..................      (1,886)        (1,881)
                                                                                ----------     ----------
  Total stockholders' equity..................................................     379,809        371,909
                                                                                ----------     ----------
Total liabilities and stockholders' equity....................................  $1,167,252     $1,193,997
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                   1996        1995
                                                                                ----------  ----------
Reconciliation of net income to net cash provided by operating activities:

Net income....................................................................  $  15,665   $   1,538
Add income items that do not affect working capital:
 Depreciation, depletion and amortization.....................................     31,425      33,915
 Deferred income taxes........................................................      7,323         530
 Gain on the sale of property and equipment...................................     (2,113)          -
 Distributions in excess of equity income, net................................      3,224          40
 Other non-cash items.........................................................        461          29
                                                                                ---------   ---------
                                                                                   55,985      36,052
Adjustments to working capital to arrive at net cash provided by operating activities:
 Decrease in trade accounts receivable........................................     15,577      10,391
 Decrease in product inventory................................................     14,673      12,612
 Decrease (increase) in parts inventory.......................................        203        (101)
 Increase in other current assets.............................................     (1,439)     (1,723)
 Decrease in other assets and liabilities, net................................         71         188
 Increase (decrease) in accounts payable......................................     22,554      (1,798)
 Increase in accrued expenses.................................................      4,628       9,629
 Decrease in income taxes payable.............................................          -        (520)
                                                                                ---------   ---------
  Total adjustments...........................................................     56,267      28,678
                                                                                ---------   ---------
Net cash provided by operating activities.....................................    112,252      64,730
                                                                                ---------   ---------

Cash flows from investing activities:
 Payments for business acquisitions...........................................       (159)        (39)
 Payments for additions to property and equipment.............................    (22,022)    (26,945)
 Proceeds from the dispositions of property and equipment.....................      3,394       6,260
 Contributions to equity investees............................................       (317)     (5,847)
 Gas purchase contracts acquired..............................................          -      (2,641)
                                                                                ---------   ---------
Net cash used in investing activities.........................................    (19,104)    (29,212)
                                                                                ---------   ---------

Cash flows from financing activities:

 Net proceeds from exercise of common stock options...........................         27          90
 Debt issue costs paid........................................................       (452)       (411)
 Payments on revolving credit facility........................................   (485,400)   (211,300)
 Borrowings under revolving credit facility...................................    415,900     225,300
 Dividends paid to holders of common stock....................................     (2,577)     (2,573)
 Dividends paid to holders of preferred stock.................................     (5,220)     (6,428)
 Redemption of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock..          -     (42,030)
                                                                                ---------   ---------
Net cash used in financing activities.........................................    (77,722)    (37,352)
                                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents..........................     15,426      (1,834)
Cash and cash equivalents at beginning of period..............................      5,795       8,708
                                                                                ---------   ---------
Cash and cash equivalents at end of period....................................  $  21,221   $   6,874
                                                                                =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)


                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                       --------------------------  --------------------------
                                                           1996          1995          1996          1995
                                                       ------------  ------------  ------------  ------------
Revenues:
 Sale of residue gas.................................  $   316,160   $   212,011   $   663,667   $   420,000
 Sale of natural gas liquids.........................      113,897        79,517       233,575       163,768
 Processing, transportation and storage revenue......       10,560        10,869        21,774        21,422
 Other, net..........................................        5,606         2,011         7,921         2,919
                                                       -----------   -----------   -----------   -----------
  Total revenues.....................................      446,223       304,408       926,937       608,109
                                                       -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases...................................      388,572       251,943       800,695       500,256
 Plant operating expense.............................       16,438        16,825        35,035        35,004
 Oil and gas exploration and production expense......        1,421         1,258         2,530         2,819
 Selling and administrative expense..................        7,412         7,019        15,137        13,538
 Depreciation, depletion and amortization............       15,763        16,711        31,425        33,915
 Interest expense....................................        8,695         9,223        18,149        18,091
 Restructuring charges...............................            -         2,065             -         2,065
                                                       -----------   -----------   -----------   -----------

  Total costs and expenses...........................      438,301       305,044       902,971       605,688
                                                       -----------   -----------   -----------   -----------

Income (loss) before taxes...........................        7,922          (636)       23,966         2,421

Provision (benefit) for income taxes:
 Current.............................................         (153)         (144)          978           353
 Deferred............................................        2,643           (89)        7,323           530
                                                       -----------   -----------   -----------   -----------
                                                             2,490          (233)        8,301           883
                                                       -----------   -----------   -----------   -----------
Net income (loss)....................................        5,432          (403)       15,665         1,538

Preferred stock requirements.........................       (2,610)       (6,876)       (5,220)      (10,210)
                                                       -----------   -----------   -----------   -----------

Income (loss) attributable to common stock...........  $     2,822   $    (7,279)  $    10,445   $    (8,672)
                                                       ===========   ===========   ===========   ===========

Income (loss) per share of common stock..............         $.11         $(.28)         $.41         $(.34)
                                                       ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding..   25,774,538    25,752,832    25,773,233    25,745,305
                                                       ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                          (000s, except share amounts)

                                                                Shares of
                                             Shares of           $2.625                                                   $2.625
                                              $2.28            Cumulative                      Shares        $2.28       Cumulative
                                           Cumulative          Convertible      Shares        of Common     Cumulative  Convertible
                                            Preferred          Preferred       of Common        Stock        Preferred    Preferred
                                              Stock              Stock           Stock       in Treasury      Stock        Stock
                                           ----------          -----------     ----------    -----------    ----------  -----------
Balance at December 31, 1995               1,400,000           2,760,000       25,769,712        25,016      $    140   $    276
Net income.............................            -                   -                -             -             -          -
Stock options exercised................            -                   -            5,905             -             -          -
Dividends declared on common stock.....            -                   -                -             -             -          -
Dividends declared on $2.28 cumulative
  preferred stock......................            -                   -                -             -             -          -
Dividends declared on $2.625 cumulative
  convertible preferred stock..........            -                   -                -             -             -          -
                                           ---------           ---------       ----------    ----------     ---------   --------
Balance at June 30, 1996                   1,400,000           2,760,000       25,775,617        25,016       $   140   $    276
                                           =========           =========       ==========    ==========     =========   ========

                                                                                                              Notes       Total
                                                                Additional                                 Receivable     Stock-
                                             Common              Paid-in        Retained      Treasury      From Key     holders'
                                             Stock               Capital        Earnings        Stock       Employees    Equity
                                           ----------          -----------     ----------    -----------    ----------  -----------
Balance at December 31, 1995               $   2,580           $ 301,234       $   70,348     $    (788)    $  (1,881)  $371,909
Net income.............................            -                   -           15,665             -             -     15,665
Stock options exercised................            -                  37                -             -            (5)        32
Dividends declared on common stock.....            -                   -           (2,577)            -             -     (2,577)
Dividends declared on $2.28 cumulative
  preferred stock......................            -                   -           (1,597)            -             -     (1,597)
Dividends declared on $2.625 cumulative
  convertible preferred stock..........            -                   -           (3,623)            -             -     (3,623)
                                           ---------           ---------       ----------    ----------     ---------   --------
Balance at June 30, 1996                   $   2,580           $ 301,271       $   78,216    $     (788)    $  (1,886)  $379,809
                                           =========           =========       ==========    ==========     =========   ========



The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The interim consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 included herein are unaudited, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1996.

   ASSET SALE

In May of 1996, the Company sold its Temple facility for $2.3 million which resulted in the recognition of a pre-tax gain of $1.9 million, net of a $400,000 reclamation reserve. The carrying value of the Temple facility had been reduced to zero in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," during the year ended December 31, 1995.

   RESTRUCTURING CHARGES

In May 1995, the Company implemented a cost reduction program to reduce
operating and selling and administrative expenses.   As a result of this
program, a $2.1 million restructuring charge was incurred, primarily related to employee severance costs. This cost reduction program has not affected adversely the overall operations of the Company.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings (loss) per share of common stock is computed by dividing net income
(loss) attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Net income (loss) attributable to shares of common stock is net income less preferred stock requirements. The Company declared preferred stock dividends of $2.6 million and $5.2 million for the three and six month periods ended June 30, 1996, respectively, and $3.1 million and $6.4 million for the three and six month periods ended June 30, 1995,
respectively.   In addition, 1995 net loss attributable to common stock was reduced by the $2.0 million redemption premium and up-front cost of $1.8 million paid on the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock. The computation of fully diluted earnings per share of common stock for the three and six month periods ended June 30, 1996 and 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $19.0 million and $18.7 million, respectively, for the six months ended June 30, 1996 and 1995.

Income taxes paid were $4.2 million and $1.6 million, respectively, for the six months ended June 30, 1996 and 1995.

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

   LEGAL PROCEEDINGS

Reference is made to Item 1. Legal Proceedings, of Part II, Other Information, of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 (000s, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                           Three Months Ended             Six Months Ended
                                               June 30,                     June 30,
                                           ------------------   Percent   ----------------      Percent
                                             1996      1995     Change     1996      1995       Change
                                           --------  ---------  -------  --------  ---------    -------
FINANCIAL RESULTS:
Revenues.................................  $446,223  $304,408      47    $926,937  $608,109        52
Gross profit.............................    24,029    17,671      36      57,252    36,115        59
Net income (loss)........................     5,432      (403)      -      15,665     1,538       919
Income (loss) per share of common stock..       .11      (.28)      -         .41      (.34)        -
Net cash provided by operating
  activities.............................  $ 38,402  $ 25,971      48    $112,252  $ 64,730        73

OPERATING DATA:
Average gas sales (MMcf/D)...............     1,698     1,569       8       1,778     1,573        13
Average NGL sales (MGal/D)...............     3,420     2,759      24       3,545     2,885        23
Average gas prices ($/Mcf)...............  $   2.05  $   1.49      38    $   2.06  $   1.47        40
Average NGL prices ($/Gal)...............  $    .36  $    .31      16    $    .36  $    .31        16


Net income increased $5.8 million and net cash provided by operating activities increased $12.4 million for the quarter ended June 30, 1996 compared to the same period in 1995. Net income increased $14.1 million and net cash provided by operating activities increased $47.5 million for the six months ended June 30, 1996 compared to the same prior period. The increases in net income for the two periods were primarily due to higher residue gas and NGL volumes and prices.

Revenues from the sale of residue gas increased approximately $104.1 million for the quarter ended June 30, 1996 compared to the same period in 1995. Average gas sales volumes increased 129 MMcf per day to 1,698 MMcf per day for the quarter ended June 30, 1996 compared to the same period in 1995, largely as a result of an increase of approximately 160 MMcf per day in the sale of residue gas purchased from third-parties, partially offset by decreased sales at the Company's facilities. Average gas prices increased $.56 per Mcf to $2.05 per Mcf for the quarter ended June 30, 1996 compared to the same period in 1995. Revenues from the sale of residue gas increased approximately $243.7 million for the six months ended June 30, 1996 compared to the same period in 1995. Average gas sales volumes increased 205 MMcf per day to 1,778 MMcf per day for the six months ended June 30, 1996 compared to the same period in 1995, due to an increase of approximately 230 MMcf per day in the sale of residue gas purchased from third-parties, partially offset by decreased sales at the Company's facilities. Average gas prices increased $.59 per Mcf to $2.06 per Mcf for the
six months ended June 30, 1996 compared to the same period in 1995.   The effect
of the increase in residue gas prices on the Company's net margin from equity production was partially offset by approximately $2.4 million and $11.3 million, respectively, of loss recognized in the three and six month periods ended June 30, 1996 related to futures positions. The hedging positions resulted in equity gas being sold at levels in excess of the Company's budget. See further discussion in "Liquidity and Capital Resources - Hedging."

Revenues from the sale of NGLs increased approximately $34.4 million for the quarter ended June 30, 1996 compared to 1995. Average NGL sales volumes increased 661 MGal per day to 3,420 MGal per day, primarily due to an approximate 600 MGal per day increase in the sale of NGLs purchased from third-parties and increased production at the Company's facilities mainly resulting from ethane production at the Granger facility. Average NGL prices increased $.05 per gallon to $.36 per gallon for the quarter ended June 30, 1996 compared to 1995. Revenues from the sale of NGLs increased approximately $69.8 million for the six months ended June 30, 1996 compared to 1995. Average NGL sales volumes increased 660 MGal per day to 3,545 MGal per day, primarily due to an approximate 500 MGal per day increase in the sale of NGLs purchased from third-parties for this same period and increased production at the

Company's facilities mainly resulting from ethane production at the Granger facility. Average NGL prices increased $.05 per gallon to $.36 per gallon for the six months ended June 30, 1996 compared to 1995. The effect of the increase in NGL prices on the Company's net margin from equity production was partially offset by approximately $2.5 million of loss recognized primarily in the three month period ended June 30, 1996 related to futures positions. The hedging positions resulted in equity NGL production being sold at levels in excess of the Company's budget. See further discussion in "Liquidity and Capital Resources - Hedging."

Other net revenue increased $3.6 million and $5.0 million for the three and six months ended June 30, 1996 compared to the same periods in 1995. The increases are primarily due to a $1.9 million gain recognized on the sale of the Temple facility and recognition of $1.2 million of revenue associated with electric power marketing for both periods. Also, partnership income increased $514,000 and $1.4 million, respectively, for the three and six months ended June 30, 1996.

The increase in product purchases corresponds to the increase in third-party product sales. Combined product purchases as a percentage of residue gas and NGL sales increased four percentage points to 90% and three percentage points to 89% for the three and six months ended June 30, 1996, respectively, as compared to 1995. The increased product purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets, these margins will continue to stabilize. These sales are highly competitive and there is no assurance that the Company will be able to expand its current end-use business.

Selling and administrative expense increased $393,000 and $1.6 million for the three and six months ended June 30, 1996, respectively, primarily as a result of growth in the Company's marketing operations and higher benefit accruals.

Depreciation, depletion and amortization decreased $948,000 and $2.5 million for the three and six months ended June 30, 1996 compared to the prior corresponding periods. The decrease was attributable to decreases in production related to the Company's oil and gas properties which resulted in lower depletion expense. In addition, the Company recorded a $17.6 million write-down of certain oil and gas assets and plant facilities in the fourth quarter of 1995 in connection with its adoption of Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The lower asset values contributed to the reduction in depreciation, depletion and amortization expense for the 1996 three and six month periods. These decreases were partially offset by increases related to property additions, primarily the Northern acquisition in December 1995.

The provision for income taxes for the three and six months ended June 30, 1996 increased $2.7 million and $7.4 million, respectively, primarily due to the increases in pre-tax income for the periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to investigate alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

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

The Company's sources and uses of funds for the six months ended June 30, 1996 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings under long-term debt agreements.....  $415,900
     Net cash provided by operating activities......   112,252
     Other..........................................     3,421
                                                      --------
       Total sources of funds.......................  $531,573
                                                      ========
USES OF FUNDS:
     Payments related to long-term debt agreements..  $485,852
     Capital expenditures...........................    22,498
     Payment of preferred stock dividends...........     5,220
     Payment of common stock dividends..............     2,577
                                                      --------
       Total uses of funds..........................  $516,147
                                                      ========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 4.9 Bcf at an average cost of $1.88 per Mcf at June 30, 1996 as compared to 12.8 Bcf at an average cost of $1.65 per Mcf at December 31, 1995, primarily at the Katy Facility. At June 30, 1996, the Company had hedging contracts in place for anticipated sales of approximately 4.0 Bcf of stored gas at a weighted average price of $2.00 per Mcf. The Company also held NGLs in storage of approximately 14,650 MGal at an average cost of $.29 per gallon and approximately 11,600 MGal at an average cost of $.30 per gallon at June 30, 1996 and December 31, 1995, respectively, at various third-party storage facilities.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of: (i) $200 million of debt securities and preferred stock (along with the shares of common stock, if any, into which such securities are convertible); (ii) four million shares of common stock; and (iii) $100 million of debt securities, preferred stock or common stock.


     Hedging

In order to reduce the impact of commodity price fluctuations on its operating results, the Company enters into futures contracts and basis positions to hedge a portion of its equity production. The Company has entered into weighted average futures positions for approximately 60% of its equity residue gas and 45% of its equity NGL production for the remainder of 1996 at prices chosen by management because they are in excess of the Company's 1996 operating budget. The following table summarize the Company's hedged equity positions at June 30, 1996:


                    Residue Gas                                 NGLs
- -------------------------------------------------   -------------------------------------
                      MMBtu     Weighted Average             Volumes    Weighted Average
      Basin           Hedged      Price (MMBtu)(1) Product    Hedged          Price(2)
- ------------------  -----------  -----------------  -------  ----------  ----------------

  Permian              15,000/D          $1.84      Ethane    150 MGal/D        $  .20/Gal
  Rocky Mountain          800/D           1.50      Propane   170 MGal/D           .34/Gal
  Gulf Coast           17,400/D           1.91      Butane            -                 -
  Mid-Continent         5,800/D          $1.81      Crude    3,400 Bbl/D        $18.35/Bbl


(1) This price represents a net price to the producing area which approximates the Henry Hub price less the basis differential for such basin.

(2) This price approximates a Mt. Belview price for NGLs and a West Texas Intermediate price for crude oil.

  Property and Equipment

In May of 1996, the Company sold its Temple facility for $2.3 million which resulted in the recognition of a pre-tax gain of $1.9 million, net of a $400,000 reclamation reserve. The carrying value of the Temple facility had been reduced to zero in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," during the year ended December 31, 1995.

The Company has experienced unexpected water production in one of the wells at its Black Lake Field. Management has retained an independent reservoir engineering firm to perform an evaluation of the reserves. The Company is currently unable to determine what impact, if any, the independent evaluation will have upon the estimated reserves of the field.

  Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $76.1 million during 1996 consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $63.2 million, of which $47.6 million will be used for new connects, system expansions and asset consolidations and $15.6 million for maintaining existing facilities. The Company expects capital expenditures on the Katy Facility, exploration and production activities and miscellaneous items to be $4.8 million, $3.8 million and $4.3 million, respectively. As of June 30, 1996, the Company had expended $22.0 million consisting of the following: (i) $12.3 million for new connects, system expansions and asset consolidations; (ii) $3.5 million for maintaining existing facilities; (iii) $2.9 million for exploration and production activities; (iv) $450,000 related to the Katy Facility; and (v) $2.9 million of miscellaneous expenditures.

In addition to the $76.1 million of anticipated capital expenditures discussed above, the Company's current business plan assumes that it will spend $25 million in 1996 on acquisitions, unbudgeted expansion of existing facilities and projects that complement its current asset base. As of June 30, 1996, no such expenditures had been made.

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

Depending on the timing of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from the banks, seek waivers from the banks to permit it to borrow funds from third-parties, seek replacement credit facilities from other lenders, use stock as a currency for an acquisition, issue additional equity securities, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing.


  Financing Facilities

Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $68 million was outstanding at June 30, 1996. If the facility is not renewed, its commitment period will terminate on October 1, 1997. Any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 12 equal quarterly installments, commencing January 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At June 30, 1996, the spread was 1.25% over the Eurodollar rate, resulting in an interest rate of 6.69%.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At June 30, 1996, the Company's debt to capitalization ratio was .56 to 1 resulting in a commitment fee rate of .375%.

Term Loan Facility. The Company also has a Term Loan Facility with four banks for $25 million which bears interest at 9.87%. Payments on the Term Loan Facility of $12.5 million are due in each of September 1996 and September 1997. The Company intends to finance the $12.5 million payment due in 1996 through amounts available under the Revolving Credit Facility.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment terms. If funded debt of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification.
This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At June 30, 1996, taking into account all the covenants contained in the Credit Facilities Agreement and expected maturities of long-term debt during 1996, the Company had approximately $90 million of available borrowing capacity.

The Term Loan and Revolving Credit Facilities are unsecured. Pursuant to the Credit Facilities Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345.0 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through October 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to
1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995, paid in 1996, are excluded from this calculation. At June 30, 1996, $10 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1996. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. The $21 million cash balance at June 30, 1996 is due to the timing of cash receipts and the balance is considered temporary.

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

                                Interest         Final
     Issue Date        Amount     Rate          Maturity                   Principal Payments  Due
- --------------------  --------  ---------  ------------------  -----------------------------------------------

October 27, 1992      $ 25,000    7.51%    October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992        25,000    7.99%    October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993      25,000    6.77%    September 22, 2003  single payment at maturity
December 27, 1993       25,000    7.23%    December 27, 2003   single payment at maturity
October 27, 1994        25,000    9.05%    October 27, 2001    single payment at maturity
October 27, 1994        25,000    9.24%    October 27, 2004    single payment at maturity
July 28, 1995           50,000    7.61%    July 28, 2007       $10,000 on each of July 28, 2003 through 2007
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

Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 5.78% as of June 30, 1996. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties have renewed the facility through May 29, 1997.

COVENANT COMPLIANCE. At June 30, 1996, the Company was in compliance with all covenants in its loan agreements.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                Average for the six months ended
                                                                                          June 30, 1996
                                               Gas            Gas         -----------------------------------------------
                                            Gathering      Throughput         Gas               Gas              NGL
                              Year Placed    Systems        Capacity       Throughput       Production        Production
        Facility (1)          In Service     Miles(2)     (MMcf/D)(2)     (MMcf/D)(3)       (MMcf/D)(4)      (MGal/D)(4)
- ----------------------------  -----------  ------------  --------------  --------------  -----------------  --------------

SOUTHERN REGION:
 Texas
  Midkiff /Benedum...........         1955      2,074            135             140                 94             843
  Giddings Gathering System..         1979        652             80              68                 57              92
  Edgewood(5)(8).............         1964         93             65              30                 11              79
  Perkins....................         1975      2,565             40              21                 12             144
  MiVida (5).................         1972        287            150              55                 52               -
  Gomez......................         1971        302            280             164                160               -
  Mitchell Puckett...........         1972         86            140              80                 79               -
  Crockett Gathering System..         1973          3              -              13                 13               -
  Rosita Treating System.....         1973          -             60              53                 53               -
  Katy(6)....................         1994         17              -               -                  -               -
 Louisiana
  Black Lake.................         1966         56             75              37                 24              86
  Toca(7)(8).................         1958          -            160             106                  -              65

NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont.........         1966      2,008            180              81                 62             232
  Arkoma.....................         1985         38              8               3                  2               -
  Westana System(9)..........         1986        252             45              58                 53              57
 Wyoming
  Granger(8).................         1987        240            210             119                102             309
  Red Desert(8)..............         1979        111             42              25                 22              41
  Lincoln Road(10)...........         1988        146             50              30                 28              37
  Hilight Complex(5)(8)......         1969        616             80              35                 29              85
  Kitty/Amos Draw(8).........         1969        304             17              11                  8              46
  Newcastle(8)...............         1981        144              5               2                  1              17
  Reno Junction(11)..........         1991          -              -               -                  -              51
 New Mexico
  San Juan River(5)..........         1955        126             60              31                 28               1
 North Dakota
  Williston(12)..............         1981        381              -               7                  5              25
  Temple(13).................         1984          -              -               2                  2               7
  Teddy Roosevelt(12)........         1979        332              -               2                  2              12
 Utah
  Four Corners...............         1988         97             15               4                  3               8
 Montana
  Baker(5)(8)................         1981          8              3               1                  1              10
                                               ------          -----           -----                ---           -----

   Total.....................                  10,938          1,900           1,178                903           2,247
                                               ======          =====           =====                ===           =====

- ---------------------------
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (72%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of June 30, 1996.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6)  Hub and gas storage facility.
(7) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(8) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(9) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(10) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems.
(11) NGL production represents conversion of third-party feedstock to iso-butane.
(12) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement. In January 1996, Koch Hydorcarbon Company, which operates the Teddy Roosevelt and Williston Gas Company's assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. The closing of the sale is expected to occur on or before January 1, 1997.
(13) The Temple facility was sold effective May 1, 1996.

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

     JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the gas at its Teddy Roosevelt plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources, Inc.
                  ------------------------------------------------------------
United States District Court for the District of North Dakota, Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages are to be calculated. The Court has not entered a final judgment in this matter. The Company intends to appeal the decision after final judgment is entered. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy Roosevelt Plant during the time period in question may be able to assert similar claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation which might raise similar issues or to estimate the amount of potential damages.

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

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits:

10.57 Amendment No. 2 to Receivables Purchase Agreement dated as of February 28, 1995, by and among Western Gas Resources, Inc., as Seller, Receivable Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent.

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

                              WESTERN GAS RESOURCES, INC.
                              ---------------------------
                              (Registrant)


Date: August 12, 1996         By: /s/ LANNY F. OUTLAW
                                  --------------------------------------------
                                  Lanny F. Outlaw
                                  President and Chief Operating Officer


Date: August 12, 1996         By: /s/ WILLIAM J. KRYSIAK
                                  --------------------------------------------
                                  William J. Krysiak
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)