Form 10-Q
period 1996-09-30
WESTERN GAS RESOURCES INC
filed 1996-11-08
CIK 856716

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________


                        Commission file number 1-10389
                                               -------



                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                         84-1127613
-------------------------------                ---------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


12200 N. Pecos Street, Denver, Colorado                     80234-3439
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


On November 1, 1996, there were 25,780,087 shares of the registrant's Common Stock outstanding.

================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I - Financial Information                                                                                               Page
------------------------------                                                                                               ----
  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheet - September 30, 1996 and December 31, 1995 ...........................................  3

            Consolidated Statement of Cash Flows - Nine months ended September 30, 1996 and 1995 ............................  4

            Consolidated Statement of Operations - Three and Nine months ended September 30, 1996 and 1995 ..................  5

            Consolidated Statement of Changes in Stockholders' Equity - Nine months ended September 30, 1996 ................  6

            Notes to Consolidated Financial Statements ......................................................................  7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ...........................  9

PART II - Other Information
---------------------------

  Item 1.   Legal Proceedings ............................................................................................... 17

  Item 5.   Other Item ...................................................................................................... 18

  Item 6.   Exhibits and Reports on Form 8-K ................................................................................ 18

Signatures .................................................................................................................. 19


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                    (000s)

                                                                                September 30,   December 31,
                                                                                     1996           1995
                                                                                --------------  -------------
  ASSETS                                                                         (Unaudited)
  ------
Current assets:
 Cash and cash equivalents....................................................     $    4,043     $    5,795
 Trade accounts receivable, net...............................................        197,928        204,426
 Product inventory............................................................         30,514         28,154
 Parts inventory..............................................................          1,967          2,427
 Other........................................................................          2,107          1,524
                                                                                   ----------     ----------
  Total current assets........................................................        236,559        242,326
                                                                                   ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................        906,175        882,801
 Oil and gas properties and equipment.........................................        143,186        140,691
 Construction in progress.....................................................         36,808         26,314
                                                                                   ----------     ----------
                                                                                    1,086,169      1,049,806
 Less:  Accumulated depreciation, depletion and amortization..................       (240,607)      (200,203)
                                                                                   ----------     ----------
  Total property and equipment, net...........................................        845,562        849,603
                                                                                   ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $23,386 and
  $19,273, respectively)......................................................         49,936         54,637
 Other........................................................................         42,493         47,431
                                                                                   ----------     ----------
  Total other assets..........................................................         92,429        102,068
                                                                                   ----------     ----------
Total assets..................................................................     $1,174,550     $1,193,997
                                                                                   ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................     $  230,599     $  199,513
 Short-term debt..............................................................         75,000         75,000
 Accrued expenses.............................................................         27,382         19,204
 Dividends payable............................................................          3,899          3,898
                                                                                   ----------     ----------

   Total current liabilities..................................................        336,880        297,615
Long-term debt................................................................        380,500        454,500
Deferred income taxes payable.................................................         78,362         69,973
                                                                                   ----------     ----------
  Total liabilities...........................................................        795,742        822,088
                                                                                   ----------     ----------
Commitments and contingent liabilities........................................              -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000 aggregate liquidation preference).................................            140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000 aggregate liquidation preference)....................            276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 25,803,789 and
  25,794,728 shares issued, respectively......................................          2,580          2,580
 Additional paid-in capital...................................................        301,289        301,234
 Retained earnings............................................................         77,197         70,348
 Treasury stock, at cost, 25,016 shares in treasury...........................           (788)          (788)
 Notes receivable from key employees secured by common stock..................         (1,886)        (1,881)
                                                                                   ----------     ----------
  Total stockholders' equity..................................................        378,808        371,909
                                                                                   ----------     ----------
Total liabilities and stockholders' equity....................................     $1,174,550     $1,193,997
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        ---------------------
                                                                                           1996       1995
                                                                                        ---------   ---------
Reconciliation of net income to net cash provided by operating activities:

Net income....................................................................          $  18,546   $   2,000
Add income items that do not affect working capital:
 Depreciation, depletion and amortization.....................................             47,134      50,128
 Deferred income taxes........................................................              8,389       2,677
 Gain on the sale of property and equipment...................................             (2,165)       (939)
 Distributions in excess of equity income, net................................              4,360         804
 Other non-cash items.........................................................                 76      (1,426)
                                                                                        ---------   ---------
                                                                                           76,340      53,244
                                                                                        ---------   ---------

Adjustments to working capital to arrive at net cash provided by operating activities:

 Decrease in trade accounts receivable........................................              6,498      15,502
 (Increase) decrease in product inventory.....................................             (2,360)     14,465
 Decrease (increase) in parts inventory.......................................                460        (133)
 Increase in other current assets.............................................               (583)       (928)
 Increase in other assets and liabilities, net................................                (21)       (384)
 Increase (decrease) in accounts payable......................................             31,086     (14,552)
 Increase in accrued expenses.................................................              7,828       9,842
 Decrease in income taxes payable.............................................                  -        (843)
                                                                                        ---------   ---------
  Total adjustments...........................................................             42,908      22,969
                                                                                        ---------   ---------
Net cash provided by operating activities.....................................            119,248      76,213
                                                                                        ---------   ---------
Cash flows from investing activities:
 Payments for business acquisitions...........................................               (866)     (2,286)
 Payments for additions to property and equipment.............................            (37,602)    (38,092)
 Proceeds from the dispositions of property and equipment.....................              3,953       8,737
 Contributions to equity investees............................................               (335)     (5,623)
 Gas purchase contracts acquired..............................................                  -      (3,037)
                                                                                        ---------   ---------
Net cash used in investing activities.........................................            (34,850)    (40,301)
                                                                                        ---------   ---------
Cash flows from financing activities:
 Net proceeds from exercise of common stock options...........................                 50         108
 Debt issue costs paid........................................................               (503)     (1,424)
 Payments on revolving credit facility........................................           (786,350)   (428,400)
 Borrowings under revolving credit facility...................................            724,850     400,400
 Payments on long-term debt...................................................            (12,500)          -
 Proceeds from the issuance of long-term debt.................................                  -      50,000
 Dividends paid to holders of common stock....................................             (3,868)     (3,862)
 Dividends paid to holders of preferred stock.................................             (7,829)     (9,037)
 Redemption of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock..                  -     (42,032)
                                                                                        ---------   ---------
Net cash used in financing activities.........................................            (86,150)    (34,247)
                                                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents..........................             (1,752)      1,665
Cash and cash equivalents at beginning of period..............................              5,795       8,708
                                                                                        ---------   ---------
Cash and cash equivalents at end of period....................................          $   4,043   $  10,373
                                                                                        =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)


                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                              -------------------------   -------------------------
                                                                 1996           1995          1996          1995
                                                              -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas.................................         $   316,104   $   194,711   $   979,771   $   614,711
 Sale of natural gas liquids.........................             127,996        79,748       361,571       243,516
 Processing, transportation and storage revenue......              10,647         9,918        32,421        31,340
 Other, net..........................................              12,974         2,328        20,895         5,247
                                                              -----------   -----------   -----------   -----------

  Total revenues.....................................             467,721       286,705     1,394,658       894,814
                                                              -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases...................................             413,260       234,784     1,213,955       735,040
 Plant operating expense.............................              18,367        18,009        53,402        53,013
 Oil and gas exploration and production expense......               1,110         1,181         3,640         4,000
 Selling and administrative expense..................               6,415         6,645        21,552        20,183
 Depreciation, depletion and amortization............              15,709        16,213        47,134        50,128
 Interest expense....................................               8,497         9,617        26,646        27,708
 Restructuring charges...............................                   -             -             -         2,065
                                                              -----------   -----------   -----------   -----------

  Total costs and expenses...........................             463,358       286,449     1,366,329       892,137
                                                              -----------   -----------   -----------   -----------

Income before taxes..................................               4,363           256        28,329         2,677

Provision (benefit) for income taxes:
 Current.............................................                 416        (2,353)        1,394        (2,000)
 Deferred............................................               1,066         2,147         8,389         2,677
                                                              -----------   -----------   -----------   -----------

                                                                    1,482          (206)        9,783           677
                                                              -----------   -----------   -----------   -----------

Net income...........................................               2,881           462        18,546         2,000

Preferred stock requirements.........................              (2,610)       (2,610)       (7,829)      (12,821)
                                                              -----------   -----------   -----------   -----------

Net income (loss) attributable to common stock.......         $       271   $    (2,148)      $10,717   $   (10,821)
                                                              ===========   ===========   ===========   ===========

Net income (loss) per share of common stock..........         $       .01   $      (.08)  $       .42   $      (.42)
                                                              ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding..          25,776,871    25,760,595    25,774,446    25,750,401
                                                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                         (000s, except share amounts)


                                           Shares of
                               Shares of    $2.625                                           $2.625
                                 $2.28    Cumulative                Shares       $2.28     Cumulative
                               Cumulative Convertible    Shares    of Common   Cumulative  Convertible          Additional
                               Preferred   Preferred   of Common     Stock      Preferred   Preferred   Common   Paid-In   Retained
                                 Stock       Stock       Stock    in Treasury     Stock       Stock     Stock    Capital   Earnings
                               ---------  -----------  ---------- -----------  ----------  -----------  ------- ---------- ---------
Balance at December 31,
 1995......................    1,400,000    2,760,000  25,769,712      25,016  $      140  $       276  $ 2,580 $  301,234 $ 70,348
Net income.................            -          -           -           -            -           -        -         -      18,546
Stock options exercised....            -          -       9,061           -            -           -        -        55           -
Dividends declared on
 common stock..............            -          -           -           -            -           -        -         -      (3,868)
Dividends declared on
 $2.28 cumulative preferred
  stock....................            -          -           -           -            -           -        -         -      (2,395)
Dividends declared on
 $2.625 cumulative
  convertible preferred
   stock...................            -          -           -           -            -           -        -         -      (5,434)
                               ---------  -----------  ---------- -----------  ----------  -----------  ------- ---------- --------
Balance at September 30,
 1996......................    1,400,000    2,760,000  25,778,773      25,016  $      140  $       276  $ 2,580 $  301,289 $ 77,197
                             ===========  ===========  ========== ===========  ==========  ===========  ======= ========== ========


                                                        Notes        Total
                                                      Receivable     Stock-
                                          Treasury     from Key     holder's
                                            Stock     Employees      Equity
                                          --------   -----------   ----------
Balance at December 31,
 1995......................               $  (788)   $    (1,881)  $  371,909
Net income.................                     -              -       18,546
Stock options exercised....                     -             (5)          50
Dividends declared on
 common stock..............                     -              -       (3,868)
Dividends declared on
 $2.28 cumulative preferred
  stock....................                     -              -       (2,395)
Dividends declared on
 $2.625 cumulative
  convertible preferred
   stock...................                     -              -       (5,434)
                                          --------   -----------   ----------
Balance at September 30,
 1996......................               $   (788)  $    (1,886)  $  378,808
                                          ========   ===========   ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The interim consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results for such periods.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1996.

   ASSET SALE

In May 1996, the Company sold its Temple facility for $2.3 million, which resulted in the recognition of a pre-tax gain of $1.9 million, net of a $400,000 reclamation reserve. The carrying value of the Temple facility had been reduced to zero in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," during the year ended December 31, 1995.

In August 1996, the Company sold its Crockett Gathering System for $275,000, which resulted in the recognition of a small pre-tax gain.

   RESTRUCTURING CHARGES

In May 1995, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million restructuring charge was incurred, primarily related to employee severance costs. This cost reduction program has not adversely affected the overall operations of the Company.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings (loss) per share of common stock is computed by dividing net income
(loss) attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Net income (loss) attributable to shares of common stock is net income less preferred stock requirements. The Company declared preferred stock dividends of $2.6 million and $7.8 million for the three and nine month periods ended September 30, 1996, respectively, and $2.6 million and $9.0 million for the three and nine month periods ended September
30, 1995, respectively.   In addition, the net loss attributable to common stock
for the nine months ended September 30, 1995, was increased by the $2.0 million redemption premium and up-front cost of $1.8 million paid on the 7.25% Cumulative Senior Perpetual Convertible Preferred Stock. The computation of fully diluted earnings per share of common stock for the three and nine month periods ended September 30, 1996 and 1995 was not dilutive; therefore, only primary earnings per share of common stock is presented.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $26.7 million and $26.0 million, respectively, for the nine months ended September 30, 1996 and 1995.

Income taxes paid were $4.2 million and $1.6 million, respectively, for the nine months ended September 30, 1996 and 1995.

   STOCK COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the pro forma disclosure requirements of SFAS No. 123 in December 1996 as required under the pronouncement.

                          WESTERN GAS RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (CONTINUED)

   LEGAL PROCEEDINGS

Reference is made to Item 1. Legal Proceedings, of Part II, Other Information, of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING
DATA).

                                              Three Months Ended                        Nine Months Ended
                                                 September 30,                            September 30,
                                           ------------------------      Percent     ----------------------  Percent
                                               1996         1995         Change         1996        1995     Change
                                           -------------  ---------  --------------  ----------  ----------  ------
FINANCIAL RESULTS:
Revenues.................................       $467,721  $286,705              63   $1,394,658   $894,814       56
Gross profit.............................         19,275    16,518              17       76,527     52,633       45
Net income...............................          2,881       462             524       18,546      2,000      827
Income (loss) per share of common stock..            .01      (.08)              -          .42       (.42)       -
Net cash provided by operating
  activities.............................       $  6,996  $ 11,483             (39)  $  119,248   $ 76,213       56

OPERATING DATA:
Average gas sales (MMcf/D)...............          1,711     1,512              13        1,755      1,553       13
Average NGL sales (MGal/D)...............          3,595     2,832              27        3,562      2,867       24
Average gas prices ($/Mcf)...............       $   2.01  $   1.40              44   $     2.04   $   1.45       41
Average NGL prices ($/Gal)...............       $    .39  $    .30              30   $      .37   $    .31       19

Revenues from the sale of residue gas increased approximately $121.4 million for the quarter ended September 30, 1996 compared to the same period in 1995. Average gas sales volumes increased 199 MMcf per day to 1,711 MMcf per day for the quarter ended September 30, 1996 compared to the same period in 1995, largely as a result of an increase of approximately 250 MMcf per day in the sale of residue gas purchased from third parties, partially offset by decreased sales at the Company's Black Lake facility. Average gas prices increased $.61 per Mcf to $2.01 per Mcf for the quarter ended September 30, 1996 compared to the same period in 1995. Revenues from the sale of residue gas increased approximately $365.1 million for the nine months ended September 30, 1996 compared to the same period in 1995. Average gas sales volumes increased 202 MMcf per day to 1,755 MMcf per day for the nine months ended September 30, 1996 compared to the same period in 1995, due to an increase of approximately 240 MMcf per day in the sale of residue gas purchased from third parties, partially offset by decreased sales at the Company's Black Lake facility. Average gas prices increased $.59 per Mcf to $2.04 per Mcf for the nine months ended September 30, 1996 compared to the same period in 1995. The effect of the increases in residue gas prices on the Company's net margin was partially offset by approximately $630,000 and $11.9 million, respectively, of loss recognized in the three and nine month periods ended September 30, 1996 related to futures positions. See further discussion in "Liquidity and Capital Resources - Hedging."

Revenues from the sale of NGLs increased approximately $48.2 million for the quarter ended September 30, 1996 compared to 1995. Average NGL sales volumes increased 763 MGal per day to 3,595 MGal per day, primarily due to an approximate 735 MGal per day increase in the sale of NGLs purchased from third parties. Average NGL prices increased $.09 per gallon to $.39 per gallon for the quarter ended September 30, 1996 compared to 1995. Revenues from the sale of NGLs increased approximately $118.1 million for the nine months ended September 30, 1996 compared to 1995. Average NGL sales volumes increased 695 MGal per day to 3,562 MGal per day, primarily due to an approximate 580 MGal per day increase in the sale of NGLs purchased from third parties for this same period and increased production at the Company's facilities most notably from increases in ethane production at the Granger facility. Average NGL prices increased $.06 per gallon to $.37 per gallon for the nine months ended September 30, 1996 compared to 1995. The effect of the increase in NGL prices on the Company's net margin was partially offset by approximately $3.4 million and $5.9 million, respectively, of loss recognized in the three and nine month periods ended September 30, 1996 related to futures positions. See further discussion in "Liquidity and Capital Resources - Hedging."

Other net revenue increased $10.6 million and $15.6 million, respectively, for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The increases for the three and nine months ended September 30, 1996 were largely due to the recognition of $10.1 million and $11.4 million, respectively, of revenue associated with electric power marketing (substantially offset by a corresponding increase in electric power purchases reflected in product purchases). Partnership income increased $390,000 and $1.8 million, respectively, for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The increase for the nine month period is also attributable to a $1.9 million gain recognized on the sale of the Temple facility.

The increase in product purchases corresponds to the increase in third-party product sales. Combined product purchases (excluding electric power purchases) as a percentage of residue gas and NGL sales increased five percentage points to 91% and four percentage points to 90% for the three and nine months ended September 30, 1996, respectively, as compared to 1995. The increased product purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets, these margins will continue to stabilize. These markets are highly competitive and there is no assurance that the Company will be able to expand its current end-use business.

Selling and administrative expense remained constant and increased $1.4 million for the three and nine months ended September 30, 1996, respectively, compared to the prior year periods, primarily as a result of growth in the Company's marketing operations and higher benefit accruals.

Depreciation, depletion and amortization decreased $504,000 and $3.0 million, respectively, for the three and nine months ended September 30, 1996 compared to the prior year's corresponding periods. The decreases were attributable to decreases in production related to the Company's oil and gas properties which resulted in lower depletion expense. In addition, the Company recorded a $17.6 million write-down of certain oil and gas assets and plant facilities in the fourth quarter of 1995 in connection with its adoption of SFAS No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The lower asset values contributed to the reduction in depreciation, depletion and amortization expense for the three and nine month periods ended September 30, 1996. These decreases were partially offset by increases related to property additions, primarily the Northern acquisition in December 1995.

The provision for income taxes for the three and nine months ended September 30, 1996 increased $1.7 million and $9.1 million, respectively, primarily due to the increases in pre-tax income for the periods.

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

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with proceeds of the public offering of 5,000,000 shares of common stock that the Company is currently undertaking and cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital improvement projects. In the event this offering is not completed by December 31, 1996, the Company would violate the debt to capitalization covenant in most of its debt agreements because of the scheduled reduction in such ratio at January 1, 1997. The Company believes, however, that it could successfully negotiate amendments to the agreements to extend the date at which the debt to capitalization ratio is to be reduced. Depending on the timing of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from the banks, seek waivers from its lenders to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1997.

The Company's sources and uses of funds for the nine months ended September 30, 1996 are summarized as follows (000s):


SOURCES OF FUNDS:
     Borrowings under long-term debt agreements.....               $  724,850
     Net cash provided by operating activities......                  119,248
     Other..........................................                    4,003
                                                                   ----------

       Total sources of funds.......................               $  848,101
                                                                   ==========

USES OF FUNDS:

     Payments related to long-term debt agreements..               $  799,353
     Capital expenditures...........................                   38,803
     Payment of preferred stock dividends...........                    7,829
     Payment of common stock dividends..............                    3,868
                                                                   ----------
       Total uses of funds..........................               $  849,853
                                                                   ==========

An additional source of liquidity available to the Company is its stored volumes of residue gas and NGLs. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 13.4 Bcf at an average cost of $1.81 per Mcf at September 30, 1996 as compared to 12.8 Bcf at an average cost of $1.65 per Mcf at December 31, 1995, primarily at the Katy Facility. At September 30, 1996, the Company had hedging contracts in place for anticipated sales of approximately
12.5 Bcf of stored gas at a weighted average price of $2.01 per Mcf. The Company also held NGLs in storage of approximately 18,460 MGal at an average cost of $.33 per gallon and approximately 15,816 MGal at an average cost of $.31 per gallon at September 30, 1996 and December 31, 1995, respectively, at various third-party storage facilities.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of: (i) $200 million of debt securities and preferred stock (along with the shares of common stock, if any, into which such securities are convertible); (ii) four million shares of common stock; and (iii) $100 million of debt securities, preferred stock or common stock. The Company is currently undertaking a common stock offering of 5,000,000 shares which, upon completion, will result in a reduction of the amounts available under these shelf registrations.

     Hedging

In order to reduce the impact of commodity price fluctuations on its operating results, the Company enters into futures contracts and basis positions to hedge
a portion of its equity production.   The Company has entered into weighted
average futures positions for approximately 60% of its equity residue gas and 45% of its equity NGL production for the remainder of 1996 at prices chosen by management because they are in excess of the Company's 1996 operating budget and further price increases were not expected. The following table summarizes the Company's hedged equity positions at September 30, 1996:


                Residue Gas                                     NGLs
---------------------------------------------    -------------------------------------------
                     MMBtu   Weighted Average                  Volumes      Weighted Average
   Basin            Hedged       Price (1)       Product       Hedged          Price (2)
--------------    --------   ----------------    --------    -----------    ----------------
Permian           15,000/D      $1.88/MMBtu       Ethane      140 MGal/D      $  .20/Gal
Rocky Mountain     1,700/D       1.50/MMBtu       Propane     160 MGal/D         .34/Gal
Gulf Coast        17,300/D       1.99/MMBtu       Butane              -               -
Mid-Continent      6,700/D      $1.78/MMBtu       Crude      4,900 Bbl/D      $19.72/Bbl (3)

  (1) The prices shown represent the actual price to be received by the Company and represent a net price to the producing area, which approximates the Henry Hub price less the basis differential for such basin.
  (2) This price approximates the average Mont Belvieu price for NGLs and a West Texas Intermediate price for crude oil.
  (3) As of September 30, 1996, the Company held a notional quantity of approximately 300,000 barrels long of over-the-counter call options with a strike price of $22.00 per barrel.

  Property and Equipment

In May of 1996, the Company sold its Temple facility for $2.3 million which resulted in the recognition of a pre-tax gain of $1.9 million, net of a $400,000 reclamation reserve. The carrying value of the Temple facility had been reduced to zero in connection with the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," during the year ended December 31, 1995. In August of 1996, the Company sold its Crockett Gathering System for $275,000 which resulted in the recognition of a small pre-tax gain. The Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective is achieved. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale.

The Company has experienced unexpected water production in one of the wells at its Black Lake field. In August 1996, the Company retained Williamson Petroleum Consultants, Inc., an independent petroleum consultant, to perform an evaluation of the Black Lake field reserves as of June 30, 1996. Williamson Petroleum Consultants, Inc. estimated total proved reserves as of June 30, 1996 to be 89 Bcf (53 Bcf net to the Company's revenue interests), which is consistent with the Company's own internal estimates as of June 30, 1996. Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Any significant revision of reserve estimates could materially adversely affect the Company's financial condition and results of operations.

  Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $82 million during 1996, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $58 million, of which $44 million will be used for new connects, system expansions and asset consolidations, $10 million (out of a projected $62 million) for construction of the Bethel facility and $14 million for maintaining existing facilities. The Company expects capital expenditures on the Katy Facility, exploration and production activities and miscellaneous items to be approximately $14 million. For the nine months ended September 30, 1996, the Company had expended $38.8 million consisting of the following: (i) $22.0 million for new connects, system expansions and asset consolidations; (ii) $5.3 million for maintaining existing facilities; (iii) $3.6 million for exploration and production activities; (iv) $500,000 related to the Katy Facility; and (v) $7.4 million of miscellaneous expenditures.

The Company is currently constructing the Bethel facility in East Texas that will gather gas from the Cotton Valley Pinnacle Reef trend. Based upon current gas compositions, this facility could treat up to approximately 350 MMcf per day. The Bethel facility has been designed to accommodate incremental expansions, depending upon the success of continued development in the trend. Construction of the Bethel facility began in September 1996, and the facility is expected to commence operations in the second quarter of 1997. This facility is expected to cost approximately $62 million. Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company, UMC Petroleum Corporation and Broughton Associates Joint Venture, relating to their interests in the Cotton Valley Pinnacle Reef trend. The agreements cover specified areas of dedication aggregating approximately 500,000 acres of previously undedicated interests. However, due to uncertainties related to construction costs, possible delays in permitting and other conditions outside the Company's control, there can be no assurance that this project will develop as currently anticipated. In addition, the production that is anticipated to be gathered and treated at the Bethel facility is primarily expected to be produced from prospects that have not yet been drilled, and there can be no assurance of successful completion of wells in these prospects.

The Company plans to expand its Powder River basin (Wyoming) coal seam gas gathering system and develop its own coal seam gas reserves. The Company has acquired drilling rights in the vicinity of known coal seam production on approximately 120,000 gross acres. The Company and other operators in the area have established production from wells drilled to depths of 200 to 700 feet, with a completed cost per well of approximately $25,000. The Company will utilize its existing dry gas gathering system and interstate pipelines to transport this pipeline quality gas to market. The Company anticipates that capital expenditures will be approximately $73 million during the next five years, primarily for compression equipment, including $9 million for drilling costs and production equipment. However, because of drilling and other uncertainties, there can be no assurance that this project will develop as currently anticipated.

  Financing Facilities

  Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, of which $76 million was outstanding at September 30, 1996. If the facility is not renewed, its commitment period will terminate on October 1, 1997. Any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 12 equal quarterly installments, commencing January 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At September 30, 1996, the spread was 1.25% over the Eurodollar rate, resulting in an interest rate of 6.90%. Upon the placement of at least $50 million of common or preferred equity, the interest rate paid by the Company on borrowings under the Revolving Credit Facility will decrease by .125%.

The Company pays a commitment fee on the unused commitment ranging from .15% to
 .375% based on the debt to capitalization ratio. At September 30, 1996, the Company's debt to capitalization ratio was .56 to 1 resulting in a commitment fee rate of .375%.

  Term Loan Facility. The Company also has a Term Loan Facility with four banks with aggregate principal outstanding as of September 30, 1996 of $12.5 million which bears interest at 9.87%. The final payment on the Term Loan Facility of $12.5 million is due in September 1997.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreement") contain certain mandatory prepayment terms. If funded debt of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification.
This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At September 30, 1996, taking into account all the covenants contained in the Credit Facilities Agreement and expected maturities of long-term debt during 1996, the Company had approximately $90 million of available borrowing capacity.

The Credit Facilities Agreements are unsecured. Pursuant to the Credit Facilities Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345.0 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through December 31, 1996 and 55% thereafter, and an EBITDA to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to
1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995 and paid in 1996 were excluded per the agreement from this calculation. At September 30, 1996, $8 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1996. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. The $4.0 million cash balance at September 30, 1996 is due to the timing of cash receipts and the balance is considered temporary.

  Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. The Master Shelf contains certain financial covenants which substantially conform with those contained in the Credit Facilities Agreement, as restated and amended. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as restated and amended, is fully utilized, as indicated in the following table (000s):

                                          Interest       Final
    Issue Date                    Amount    Rate        Maturity                   Principal Payments Due
------------------               -------  --------  ------------------  -----------------------------------------------

October 27, 1992                $ 25,000    7.51%   October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992                  25,000    7.99%   October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993                25,000    6.77%   September 22, 2003  single payment at maturity
December 27, 1993                 25,000    7.23%   December 27, 2003   single payment at maturity
October 27, 1994                  25,000    9.05%   October 27, 2001    single payment at maturity
October 27, 1994                  25,000    9.24%   October 27, 2004    single payment at maturity
July 28, 1995                     50,000    7.61%   July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                                --------
                                $200,000
                                ========

  1993 Senior Notes. On April 28, 1993 the Company sold $50 million of 7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company intends to finance the $7.1 million payment due in 1997 through amounts available under the Revolving Credit Facility. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

  1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

  Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association ("BA"), as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 5.81% as of September 30, 1996. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties have renewed the facility through May 29, 1997.

  Covenant Compliance. At September 30, 1996, the Company was in compliance with all covenants in its loan agreements. The Company is currently undertaking a public offering of 5,000,000 shares of common stock. In the event this offering is not completed by December 31, 1996, the Company would violate the debt to capitalization covenant in most of its debt agreements because of the scheduled reduction in such ratio at January 1, 1997. The Company believes, however, that it could successfully negotiate amendments to the agreements to extend the date at which the debt to capitalization ratio is to be reduced.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                            Average for the nine months ended
                                                                                                    September 30, 1996
                                                           Gas              Gas         ------------------------------------------
                                                         Gathering      Throughput         Gas             Gas             NGL
                                     Year Placed         Systems         Capacity       Throughput      Production      Production
          Facility (1)               In Service          Miles(2)       (MMcf/D)(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MGal/D)(4)
--------------------------------     -----------         ---------      -----------     -----------     -----------    -----------
SOUTHERN REGION:
 Texas
  Midkiff /Benedum..............        1955               2,080            150             141              94          865
  Giddings Gathering System.....        1979                 653             80              67              57           87
  Edgewood(5)(8)................        1964                  93             65              29              11           77
  Perkins.......................        1975               2,566             40              22              12          145
  MiVida (5)....................        1972                 287            150              58              55            -
  Gomez.........................        1971                 302            280             159             155            -
  Mitchell Puckett..............        1972                  86            140              78              77            -
  Crockett Gathering System (6).        1973                   -              -              12              11            -
  Rosita Treating System........        1973                   -             60              49              49            -
  Katy(7).......................        1994                  18              -               -               -            -
 Louisiana
  Black Lake....................        1966                  56             75              35              23           84
  Toca(8)(9)....................        1958                   -            160              95               -           59

NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont............        1966               2,009            180              80              62          236
  Arkoma........................        1985                  51              8               3               2            -
  Westana System(10)............        1986                 253             45              59              53           58
 Wyoming
  Granger(9)....................        1987                 241            210             117             101          302
  Red Desert(9).................        1979                 111             42              24              21           39
  Lincoln Road(11)..............        1988                 146             50              29              28           35
  Hilight Complex(5)(9).........        1969                 617             80              35              29           86
  Kitty/Amos Draw(9)............        1969                 304             17              11               8           46
  Newcastle(9)..................        1981                 145              5               2               1           18
  Reno Junction(12).............        1991                   -              -               -               -           53
  Coal Seam Gathering...........        1990                   6             28              22              21            -
 New Mexico
  San Juan River(5).............        1955                 127             60              30              27            1
 North Dakota
  Williston(13).................        1981                 381              -               7               5           25
  Temple(14)....................        1984                   -              -               1               1            4
  Teddy Roosevelt(13)...........        1979                 332              -               3               2           12
 Utah
  Four Corners..................        1988                 104             15               4               3            9
 Montana
  Baker(5)(9)(15)...............        1981                   8              3               1               1           10
                                                          ------          -----           -----             ---        -----

    Total.......................                          10,976          1,943           1,173             909        2,251
                                                          ======          =====           =====             ===        =====

----------------------------
Footnotes on following page

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (72%); Black Lake (69%); Lincoln Road (72%); Williston (50%); Westana (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles and gas throughput capacity are as of September 30, 1996.
(3)  Aggregate wellhead natural gas volumes collected by a gathering system.
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6)  The Crockett Gathering System was sold effective August 1, 1996.
(7)  Hub and gas storage facility.
(8) Straddle plant (a plant located near a transmission pipeline which processes gas dedicated to or gathered by the pipeline company or another third-party).
(9) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(10) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(11) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road gas plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. The Company anticipates that this consolidation will result in lower overall plant operating expenses for the combined systems.
(12) NGL production represents conversion of third-party feedstock to iso-butane.
(13) Processing facility has been shut-in since August 1993. The gas dedicated to these facilities is processed by a third-party under a contractual arrangement. In January 1996, Koch Hydorcarbon Company, which operates the Teddy Roosevelt and Williston Gas Company's assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. The closing of the sale is expected to occur on or before January 1, 1997.
(14) The Temple facility was sold effective May 1, 1996.
(15) During the second quarter of 1997, the Company anticipates ceasing operations at this facility.

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

On November 5, 1996, the Company entered into a Settlement Agreement covering all but three of the remaining appeals. The Settlement Agreement includes all four appeals for which trials had been held. Pursuant to the Settlement Agreement, the Company has agreed to pay a total of $2,469,000 in exchange for the property rights it is seeking and various releases, indemnities, and warranties. The Settlement Agreement is subject to certain conditions which the Company reasonably anticipates will be fulfilled. The Company believes that any decision in the remaining three appeals would have no material adverse effect on the Company.


   JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources, Inc.
                  ------------------------------------------------------------
United States District Court for the District of North Dakota, Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages are to be calculated. On September 17, 1996, the court entered a final judgement against the Company in the amount of $421,000 (including pre-judgment interest). The Company intends to appeal the decision. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy Roosevelt Plant during the time period in question may be able to assert similar claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation which might raise similar issues or to estimate the amount of potential damages.

   Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

Item 5.  Other Item
         ----------

On November 1, 1996, the Company's Board of Directors declared quarterly dividends of $0.05 per share of common stock, $.0573125 per share on the $2.28 Cumulative Preferred Stock and $.065625 per share on the $2.625 Cumulative Convertible Preferred Stock to stockholders of record on November 30, 1996 and payable on February 14, 1997.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

3.9 Amended and restated By-laws of Western Gas Resources, Inc. as adopted by the Board of Directors on September 6, 1996.

10.58 Amendment No. 3 to Receivables Purchase Agreement dated as of October 16, 1996, by and among Western Gas Resources, Inc., as Seller, Receivables Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent.

10.59 Eighth Amendment to Third Restated Loan Agreement (Term) dated October 16, 1996 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A., as agent, and the Lenders.

10.60 Sixth Amendment to First Restated Loan Agreement (Revolver) dated October 16, 1996 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A., as agent, and the Lenders.

23.1     Consent of Williamson Petroleum Consultants, Inc.

(b)  Report on Form 8-K:

A report on Form 8-K was filed on November 1, 1996 to file certain consents related to the Company's shelf registrations.

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


                                WESTERN GAS RESOURCES, INC.
                                ---------------------------
                                (Registrant)


Date: November 8, 1996          By: /s/ LANNY F. OUTLAW
                                    -------------------------------------
                                    Lanny F. Outlaw
                                    President and Chief Operating Officer


Date: November 8, 1996          By: /s/WILLIAM J. KRYSIAK
                                    --------------------------------------------
                                    William J. Krysiak
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)