Form 10-K
period 1996-12-31
WESTERN GAS RESOURCES INC
filed 1997-03-17
CIK 856716

March 17, 1997



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549


Ladies and Gentlemen:

On behalf of Western Gas Resources, Inc. (the "Company"), please find enclosed within this electronic submission via the EDGAR System, the Company's Form 10-K for the year ended December 31, 1996. The appropriate copies have also been filed with the New York Stock Exchange.



Very truly yours,



/S/ Diana L Laychak
-------------------
Diana L. Laychak
Financial Reporting Manager

Enclosures

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 1996 or

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

                                  No Changes
                                  ----------
  (Former name, former address and former fiscal year, if changed since last report)

    Title of each class                     Name of exchange on which registered
    -------------------                     ------------------------------------
Common Stock, $0.10 par value                       New York Stock Exchange

$2.28 Cumulative Preferred Stock, $0.10 par value   New York Stock Exchange

$2.625 Cumulative Convertible Preferred Stock,      New York Stock Exchange
$0.10 par value


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 3, 1997 was $379,536,360.


DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 21, 1997.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


================================================================================

                          Western Gas Resources, Inc.
                                   Form 10-K
                               Table of Contents

 Part      Item(s)                                                                            Page
------    ----------                                                                          ----

I.        1 and 2.      Business and Properties..............................................    3
                           General...........................................................    3
                           Principal Facilities..............................................    4
                           Gas Gathering, Processing, Storage and Transmission...............    6
                           Significant Acquisitions and Projects.............................    7
                           Marketing.........................................................    8
                           Producing Properties..............................................   10
                           Competition.......................................................   10
                           Regulation........................................................   10
                           Employees.........................................................   11
                3.      Legal Proceedings....................................................   11
                4.      Submission of Matters to a Vote of Security Holders..................   11
II.             5.      Market for Registrant's Common Equity and Related Stockholder Matters   12
                6.      Selected Financial Data..............................................   13
                7.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.............................................   14
                8.      Financial Statements and Supplementary Data..........................   23
                9.      Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure..............................................   50
III.           10.      Directors and Executive Officers of the Registrant...................   50
               11.      Executive Compensation...............................................   50
               12.      Security Ownership of Certain Beneficial Owners and Management.......   50
               13.      Certain Relationships and Related Transactions.......................   50
IV.            14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   50

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer and processor and energy marketer providing a full range of services to its customers from the wellhead to the delivery point. The Company designs, constructs, owns and operates natural gas gathering, processing, treating and storage facilities in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. The Company connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract natural gas liquids ("NGLs") and treats the natural gas in order to meet pipeline specifications. The Company markets natural gas, NGLs and electric power nationwide, providing risk management, storage, transportation, scheduling, peaking and other services to a variety of customers. The Company also owns certain producing properties, primarily in Louisiana, Texas and Wyoming.

Historically, the Company has derived over 95% of its revenues from the sale of residue gas and NGLs. Set forth below are the Company's revenues by type of operation (000s):

                                                        Year Ended December 31,
                                    ---------------------------------------------------------------
                                       1996        %         1995        %         1994        %
                                    ----------   ------   ----------   ------   ----------   ------

Sale of residue gas..............   $1,440,882    68.9    $  876,399    69.7    $  707,869    66.6
Sale of NGLs.....................      561,581    26.9       331,760    26.4       309,358    29.1
Processing, transportation and
  storage revenues...............       44,943     2.1        41,358     3.3        35,057     3.3
Sale of electric power...........       30,667     1.5             -       -             -       -
Other, net.......................       12,936      .6         7,467      .6        11,205     1.0
                                    ----------   -----    ----------   -----    ----------   -----

                                    $2,091,009   100.0    $1,256,984   100.0    $1,063,489   100.0
                                    ==========   =====    ==========   =====    ==========   =====


The Company has expanded through acquisitions, internal project development and increased marketing activity. This expansion has strengthened the Company's position in major producing basins and increased its access to multiple natural gas markets. The table below illustrates the Company's growth over the last five years:

                                                     Average for the Year Ended
                        Average      Average   --------------------------------------
                        Residue       NGL          Gas           Gas           NGL
                       Gas Sales     Sales     Throughput    Production    Production
                        (MMcf/D)    (MGal/D)    (MMcf/D)      (MMcf/D)      (MGal/D)
                       ----------   --------   -----------   -----------   ----------

December 31, 1991...         310      1,097           408           315       1,811
December 31, 1996...       1,794      3,744         1,171           912       2,265
% increase..........         479        241           187           190          25

The Company's three-part business plan is designed to increase profitability through: (i) investing in projects that complement and extend its core gas gathering, processing and marketing business; (ii) expanding its energy marketing services and sales volumes; and (iii) continuing to optimize the profitability of existing operations. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Strategy."

The Company's principal offices are located at 12200 North Pecos Street, Denver, Colorado 80234-3439, and its telephone number is (303) 452-5603. The Company was incorporated in Delaware in 1989.

Principal Facilities

The following tables provide information concerning the Company's principal facilities at December 31, 1996. The Company also owns and operates several smaller treating, processing and transmission facilities located in the same areas as its other facilities.

                                                                                             Average for the Year Ended
                                                                                                  December 31, 1996
                                                          Gas            Gas          -------------------------------------------
                                                       Gathering      Throughput          Gas              Gas            NGL
                                      Year Placed       Systems        Capacity        Throughput       Production     Production
          Plant Facilities (1)         In Service       Miles(2)      (MMcf/D)(2)     (MMcf/D)(3)      (MMcf/D)(4)    (MGal/D)(4)
------------------------------------  ----------       ---------      -----------     -----------      -----------    -----------

Southern Region:
 Texas
   Midkiff /Benedum.................      1955            2,086           150             142               94          881
   Giddings Gathering ..............      1979              655            80              67               57           86
   Edgewood (5)(6)..................      1964               93            65              30               11           80
   Perkins..........................      1975            2,571            40              21               12          143
   MiVida (5).......................      1972              287           150              60               57            -
   Gomez............................      1971              302           280             158              155            -
   Mitchell Puckett Gathering.......      1972               86           140              80               80            -
   Crockett Gathering (7)...........      1973                -             -              13               13            -
   Rosita Treating .................      1973                -            60              46               46            -
 Louisiana
   Black Lake.......................      1966               56            75              34               22           83
   Toca (6)(8)......................      1958                -           160              93                -           57

Northern Region:
 Oklahoma
   Chaney Dell/Lamont...............      1966            2,009           180              80               61          239
   Arkoma...........................      1985               62             8               3                3            -
   Westana (9)......................      1986              258            45              59               54           58
 Wyoming
   Granger (6)(10)..................      1987              271           210             115               99          305
   Red Desert (6)...................      1979              111            42              23               21           39
   Lincoln Road (11)................      1988              147            50              29               28           34
   Hilight Complex (5)(6)...........      1969              628            80              34               28           84
   Kitty/Amos Draw (6)..............      1969              304            17              11                8           46
   Newcastle (6)....................      1981              145             5               2                1           18
   Reno Junction (10)...............      1991                -             -               -                -           50
   Coal Seam Gathering..............      1990               18            28              23               22            -
 New Mexico
   San Juan River (5)...............      1955              128            60              30               27            1
 North Dakota
   Williston (12)...................      1981                -             -               7                5           25
   Temple (13)......................      1984                -             -               3                2            7
   Teddy Roosevelt (12).............      1979                -             -               3                2           12
 Utah
   Four Corners.....................      1988              104            15               4                3            7
 Montana
   Baker (14).......................      1981                -             -               1                1           10
                                                         ------         -----           -----              ---        -----

     Total..........................                     10,321         1,940           1,171              912        2,265
                                                         ======         =====           =====              ===        =====

---------------------------
Footnotes on following page.

                                                                                           Average for the
                                                                                             Year Ended
                                                                                            December 31,
                                                                                                1996
                                                                                            -------------
                                                               Gas Storage     Pipeline          Gas
        Storage and             Year Placed    Transmission     Capacity       Capacity       Throughput
 Transmission Facilities (1)     In Service       Miles(2)      (Bcf) (2)    (MMcf/D) (2)    (MMcf/D) (3)
------------------------------   -----------   ---------------  ---------   -------------   ------------
Katy Facility (15)............          1994             17            19               -            304
MIGC (16).....................          1970            214             -              45             48
MGTC (17).....................          1963            250             -              18              9
                                                        ---      --------              --            ---
 Total........................                          481            19              63            361
                                                        ===      ========              ==            ===

-------------------

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Williston Gas Company ("Williston") (50%); Westana Gathering Company ("Westana") (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, transmission miles, gas throughput capacity, gas storage capacity and pipeline capacity are as of December 31, 1996.
(3) Aggregate wellhead natural gas volumes collected by a gathering system or aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility").
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(7)  The Crockett Gathering System was sold effective August 1, 1996.
(8) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(9) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(10) NGL production represents conversion of third-party feedstock to iso-butane.
(11) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. This consolidation has resulted in lower overall plant operating expenses for the combined systems. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started.
(12) In January 1996, Koch Hydorcarbon Company, which operated the Teddy Roosevelt and Williston assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. The closing of the sale occurred on December 6, 1996.
(13) The Temple facility was sold effective May 1, 1996.
(14) The Baker facility was sold effective December 31, 1996.
(15) Hub and gas storage facility.
(16) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission ("FERC").
(17) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.

Capital expenditures related to existing operations are expected to be approximately $154.4 million during 1997, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $112.8 million, of which $99.9 million will be used for new connects, system expansions and asset consolidations and $12.9 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities, the Katy Facility and miscellaneous items to be $36.4 million, $3.3 million and $1.9 million, respectively.

Gas Gathering, Processing, Storage and Transmission

Gas Gathering and Processing

The Company contracts with producers to gather raw natural gas ("natural gas") from individual wells located near its plants. Once a contract has been executed, the Company connects wells to gathering lines through which the natural gas is delivered to a processing plant or treating facility. At a processing plant, the natural gas is compressed, unfractionated NGLs are extracted, and the remaining dry gas ("residue gas") is treated to meet pipeline quality specifications. Seven of the Company's processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, normal butane and natural gasoline to obtain a higher value for the NGLs, and four of the Company's plants are able to process and treat natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation. In addition, the Company has two facilities which convert normal butane into iso-butane. At a treating facility, dry gas, which does not contain liquids that can economically be extracted, is treated to meet pipeline quality specifications by removing hydrogen sulfide or carbon dioxide.

The Company continually acquires additional dedicated natural gas supplies to maintain or increase throughput levels to offset natural production declines in dedicated volumes. Such natural gas supplies are obtained by purchasing existing systems from third parties, by connecting additional wells or through internally developed projects. The opportunity to connect new wells to existing facilities is primarily affected by levels of drilling activity near the Company's gathering systems. The Company believes it has expanded into areas which present significant potential for new drilling or purchases or development of additional systems. Historically, the Company has connected additional reserves that more than offset production from reserves dedicated to existing facilities. However, certain individual plants have experienced declines in dedicated reserves. In 1996, including the reserves associated with the Company's joint ventures, the Company connected new reserves to its gathering systems to replace approximately 115% of 1996 production. On a Company-wide basis, dedicated reserves, including revisions to previous estimates, increased from approximately 2.7 Tcf as of December 31, 1995 to approximately 2.8 Tcf at December 31, 1996.

Substantially all gas flowing through the Company's facilities is supplied under long-term contracts providing for the purchase, treating or processing of natural gas for periods ranging from five to twenty years, using three basic contract types. Approximately 40% of the Company's gas throughput for the year ended December 31, 1996 was purchased under percentage-of-proceeds agreements in which the Company is typically responsible for arranging for the transportation and marketing of the residue gas and NGLs. Approximately 70% of the company's plant facilities' gross margin (revenues at the plants less product purchases) were from percentage-of-proceeds contracts for the year ended December 31, 1996. The price paid to producers is a specified percentage of the net proceeds received from the sale of the residue gas and the NGLs. This type of contract permits the Company and the producers to share proportionally in price changes.

Approximately 35% of the Company's gas throughput for the year ended December 31, 1996 was gathered under contracts that are primarily fee-based whereby the Company receives a set fee for each Mcf of gas gathered. This type of contract provides the Company with a steady revenue stream that is not dependent on commodity prices, except to the extent that low prices may cause a producer to curtail production. Approximately 10% of the Company's plant facilities' gross margin (revenues at the plants less product purchases) were from fee-based contracts for the year ended December 31, 1996. The percentage of fee-based contracts is expected to increase in 1997 once the Bethel facility is operational. See further discussion in "Significant Acquisitions and Projects."

Approximately 25% of the Company's gas throughput for the year ended December 31, 1996 was processed under contracts that combine gathering and compression fees with "keep-whole" arrangements or wellhead purchases. Typically, producers are charged a gathering and compression fee based upon volume. In addition, the Company retains a predetermined percentage of the NGLs recovered by the processing facility and keeps the producers whole by returning to the producers at the tailgate of the plant an amount of residue gas equal on a Btu basis to the natural gas received at the plant inlet. The "keep-whole" component of the contracts permits the Company to benefit when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream. However, when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream, the Company may be unfavorably affected. Approximately 20% of the Company's plant facilities' gross margin (revenues at the plants less product purchases) were from this type of contract.

Storage and Transmission

In order to enhance the Company's residue gas marketing activities, it constructed the Katy Facility. The Company commenced operations of the Katy Facility in February 1994. The Katy Facility, which is located approximately 20 miles from Houston, Texas, utilizes a partially depleted natural gas reservoir with 19 Bcf of working gas capacity and a pipeline header system, currently connected to 11 pipelines, which has the capability to deliver up to 400 MMcf per day of residue gas from the reservoir. Lease acquisition and construction costs incurred through the commencement of operations, including pad gas, approximated $106.1 million. See "Marketing - Residue Gas."

The Company owns and operates MIGC, an interstate pipeline located in the Powder River Basin in Wyoming and MGTC, an intrastate pipeline located in Northeast Wyoming. As part of the Company's plan to expand its Powder River Basin coal seam operations, MIGC is currently seeking approval from the FERC to increase its pipeline capacity from 45 MMcf per day to 90 MMcf per day. The Company anticipates receiving such approval during the second quarter of 1997. See further discussion in "Significant Acquisitions and Projects."

Significant Acquisitions and Projects

The Company's significant acquisitions and projects since January 1, 1994 are:

   Bethel Facility (Cotton Valley Pinnacle Reef)

The Company is currently constructing the Bethel facility in East Texas that will gather gas from the Cotton Valley Pinnacle Reef trend. Based upon currently anticipated gas compositions, this facility could treat up to approximately 350 MMcf per day. The Bethel facility has been designed to accommodate incremental expansions, depending upon the success of continued development in the trend. Construction of the Bethel facility began in September 1996. The facility is expected to commence operations at a throughput capacity of approximately 180 MMcf per day in June 1997. The initial phase is expected to be completed to reach the 350 MMcf per day of throughput capacity during the last half of 1997, approximately 60 days after the receipt of a pending air quality permit. The initial phase of construction is expected to cost approximately $67.8 million. During the year ended December 31, 1996, the Company has expended approximately $10.1 million for such facility. Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company, UMC Petroleum Corporation and Broughton Associates Joint Venture, relating to their interests in the Cotton Valley Pinnacle Reef trend. The agreements cover specified areas of dedication aggregating approximately 500,000 acres of previously undedicated interests. However, due to uncertainties related to construction costs, possible delays in permitting and other conditions outside the Company's control, there can be no assurance that this project will develop as rapidly as currently anticipated. In addition, a portion of the production that is anticipated to be gathered and treated at the Bethel facility is expected to be produced from prospects that have not yet been drilled and completed, and there can be no assurance of successful completion of wells in these prospects.

   Coal Seam Gathering System Expansion

The Company plans to expand its Powder River Basin coal seam natural gas gathering system and develop its own coal seam gas reserves in Wyoming. The Company has acquired drilling rights in the vicinity of known coal seam production on approximately 140,000 gross acres. The Company and other operators in the area have established production from wells drilled to depths of 200 to 700 feet. The gathering and completion costs associated with such drilling activities are expected to total approximately $75,000 per well. The Company will utilize its existing dry gas gathering system and interstate pipeline to transport this pipeline quality gas to market. The Company's capital budget provides for expenditures of approximately $65.5 million during the next five years. This capital budget includes approximately $42.7 million for drilling costs, production equipment and purchase of operating wells and undeveloped acreage. The remainder is to be used primarily for compression equipment. However, because of drilling and other uncertainties beyond the Company's control, there can be no assurance that this level of capital expenditure will be achieved. During the year ended December 31, 1996, the Company has expended approximately $6.9 million on this project. In March 1997, the Company purchased certain operating wells and undeveloped acreage from a producer in the Powder River Basin for $12.4 million in cash and an additional payment of approximately $7.9 million payable in January 1998.

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

   Redman Smackover Joint Venture

Effective January 1, 1995, the Company entered into the Redman Smackover Joint Venture ("Redman Smackover") agreement with DDD Energy, Inc., a wholly owned exploration and production subsidiary of Seitel, Inc., and DDD 1995 Oil & Gas Partnership. Redman Smackover acquired working interests in three producing gas fields in East Texas in the Smackover formation with an estimated 25 Bcf of proved reserves from Union Oil Company of California for an adjusted purchase price of $11.0 million. The Company is the managing venturer with a 50% ownership interest.

   Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis Pipeline Company ("Oasis") for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of gathering lines and two treating facilities. In addition, the Company entered into an agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline through December 1999. The Company has installed a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Facility. As part of the long-term plan for utilization of the assets, the Company has sold various non-strategic assets associated with this purchase.

   Other

The Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective is achieved. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. In 1996, the Company sold its Temple and Baker facilities and the remaining non-strategic assets associated with the Oasis acquisition. Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road plant temporarily suspended processing operations at that plant and began processing the associated gas at the Company's Granger facility. If volumes increase substantially beyond Granger's capacity, the Lincoln Road plant might be re-started. This consolidation has resulted in lower overall plant operating expenses for the combined systems. In January 1996, Koch Hydrocarbon Company, which operated the Teddy Roosevelt and Williston assets under a lease agreement, exercised its option to purchase certain gas gathering assets located in North Dakota from the Company and Williston. Proceeds from the sale of the gathering assets were $2.4 million, of which the Company received $1.5 million. The closing of the sale occurred in December 1996, at which time the operation of Williston and the Company's Teddy Roosevelt facility ceased and the remaining assets are being salvaged. In 1995, the Company sold the Waha Header and certain non-strategic assets acquired in the Oasis acquisition and completed the consolidation of its Lamont gathering system with the Chaney Dell system.

Marketing

   Residue Gas

The Company markets residue gas produced at its plants and purchased from third parties to end-users, local distribution companies ("LDCs"), pipelines and other marketing companies throughout the United States. Historically, the Company's gas marketing was an outgrowth of the Company's gas processing activities and was directed towards selling gas processed at its plants to ensure their efficient operation. As the Company expanded into new basins and the natural gas industry became deregulated and offered more opportunity, the Company began to increase its third-party gas marketing. Since 1991, the Company's residue gas sales volumes have increased by 479% to 1.8 Bcf per day for the year ended December 31, 1996, primarily as a result of the increase in third-party sales. The Company has continued to increase sales to end-users and to achieve greater market penetration close to its facilities, while also expanding into new markets throughout the United States. The Company sells gas under agreements with varying terms and conditions in order to match seasonal and other changes in demand. Most of the Company's current sales contracts are short-term, ranging from a few days to one year.

The Company intends to continue to expand its residue gas marketing and third-party sales, particularly to industrial and commercial end-users. The Company has also expanded its marketing in areas beyond its traditional gas supply centers (Houston and the Gulf Coast) to demand centers, such as the Midwest and Northeast. Third-party sales and residue gas storage, combined with the stable supply from Company facilities, enable the Company to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods.

The Company customarily stores residue gas in underground storage facilities to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. In order to expand its ability to provide market services and arbitrage price differentials, the Company constructed the Katy Facility. The ability to withdraw gas from the Katy Facility on short notice positions the Company to market residue gas to LDCs and other customers that need a reliable yet variable supply of residue gas. The Katy Facility's header system allows the Company to bypass certain transportation bottlenecks and enhances flexibility in its marketing operations.

The Company held approximately 10.4 Bcf of residue gas in storage for such purposes at an average cost of $1.84 per Mcf at December 31, 1996 compared to
12.8 Bcf at an average cost of $1.65 per Mcf at December 31, 1995, primarily at the Katy Facility. At December 31, 1996, the Company had hedging contracts in place for anticipated sales for approximately 10.0 Bcf of stored gas at a weighted average price of $2.12 per Mcf for the stored inventory. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources -Risk Management Activities."

The Company has a three-year, winter-peaking gas purchase and sales agreement with a major utility in East Texas, expiring in March 1999, which designates the Katy Facility as the primary delivery point. Under the agreement, the utility has the right to purchase, during each year of the contract, up to approximately 100 MMcf per day and 70 MMcf per day of residue gas in November and March, respectively, and approximately 140 MMcf per day of residue gas in December, January and February, at a monthly index price plus a fixed charge. The agreement calls for a minimum charge to be paid to the Company for each contract term, whether or not delivery is taken. This minimum charge is calculated based upon five Bcf of annual storage during each fiscal year of the contract term.

In February 1995, the Company entered into a long-term firm storage and transportation agreement with a St. Louis-based LDC that expires in March 2000. Under the agreement, the Company has leased approximately three Bcf of storage capacity of the Katy Facility to the LDC. The gas will principally serve local distribution requirements of the LDC's customers in central Missouri.

During the year ended December 31, 1996, the Company sold residue gas to approximately 440 end-users, pipelines, LDCs and other customers. No single customer accounted for more than 5.5% of consolidated revenues for the year ended December 31, 1996.

   NGL Marketing

The Company markets NGLs (ethane, propane, iso-butane, normal butane, natural gasoline and condensate) produced at its plants and purchased from third parties in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. A majority of the Company's production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, the Company seeks to ensure that products from its plants move on a reliable basis, avoiding curtailment of production.

Consumption of NGLs is primarily determined by various end-user markets including the petrochemical industry, the petroleum refining industry and the retail and industrial fuel markets. As an example, the petrochemical industry uses ethane, propane, normal butane and natural gasoline as feedstocks in the production of ethylene, which is used in the production of various plastics products. Over the last several years, the petrochemical industry has increased its use of NGLs as a major feedstock and is projected to require an additional 6,300 MGal per day to 8,400 MGal per day of NGL supply by 1998, an increase of approximately 15% to 20%. Further, propane is used for home heating and cooling, transportation and for certain agricultural applications. Demand is primarily affected by price, seasonality and the economy.

The volatility of NGL prices in recent years has caused the Company to move to short-term contracts for its NGL marketing activities, with no prices set on a firm basis for more than a 30-day period. Although some existing contracts do commit the Company for periods as long as a year, prices are typically redetermined on a market-related basis. The Company leases NGL storage space at major trading locations near Houston and in central Kansas in order to store products so that they can be sold at higher prices on a seasonal basis. The Company held NGLs in storage of 16,080 MGal at an average cost of $.42 per gallon and 15,816 MGal at an average cost of $.31 per gallon at December 31, 1996 and December 31, 1995, respectively, at various third-party storage facilities. The Company generally intends that stored NGLs turn over on an annual basis.

For the year ended December 31, 1996, NGL sales averaged 3,744 MGal per day, an increase from 1,097 MGal per day in 1991, primarily due to acquisitions during the five-year period. Sales were made to approximately 150 different customers, and no single customer accounted for more than 2.5% of the Company's consolidated revenues for the year ended December 31, 1996. Revenues are also derived from contractual marketing fees charged to some producers for NGL marketing services. For the year ended December 31, 1996, such fees were less than 1% of the Company's consolidated revenues.

   Power Marketing

In July 1996, the FERC issued its final order requiring investor-owned electric utilities to provide open access for wholesale transmission. This action allows companies to participate in a market previously controlled by electric utilities. During the first half of 1996, the Company created the staffing and contractual infrastructure necessary to market electric power on a nationwide basis. The Company currently trades electric power in the wholesale market and enters into transactions that arbitrage the value of residue gas and electric power. The Company intends to expand its marketing efforts to reach industrial end-users as these markets become available. The Company believes its expertise in marketing residue gas in a deregulated environment, its expanding customer base and its firm supplies of residue gas and NGL products will allow it to compete effectively in this emerging market.

The Company believes that the anticipated deregulation by states of retail power marketing will offer the Company significant opportunities to offer both residue gas and electric power to its existing end-user customer base and to utilize the Company's demonstrated ability in the natural gas sector to respond quickly to changing regulatory and market conditions. In 1995, the Company received a certificate from the FERC authorizing it to sell electric power at the wholesale level. At December 31, 1996, the Company had nine employees dedicated to power marketing. There is no assurance that the retail electric power marketing industry will develop as the Company anticipates or that the Company will be successful in obtaining profitable wholesale or retail power marketing operations.

Producing Properties

Revenues derived from the Company's producing properties comprised approximately 1.6% of revenues for the year ended December 31, 1996. The producing properties are primarily working interests in a unit operated by the Company comprising the Black Lake field in Louisiana, which provides production to the Black Lake plant, and 20 gas properties producing from the Smackover formation of the East Texas Basin, which provide production to the Edgewood plant. The Company also has working interests in the Austin Chalk formation in southeast Texas, the Powder River Basin in northeast Wyoming, the Jonah Field in southwest Wyoming, the San Juan Basin in southwest Colorado and the Sandwash Basin in northwest Colorado. The Company also owns various working interests in 13 wells in the Smackover formation through Redman Smackover.

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

Competition

The Company competes with other companies in the gathering, processing and marketing businesses both for supplies of natural gas and for customers for its residue gas and NGLs. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to obtain a satisfactory price for the producers' natural gas. Competition for customers is primarily based upon reliability and price of deliverable residue gas and NGLs. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes based primarily on price against companies capable of providing such alternative fuels. The Company's competitors for obtaining additional natural gas supplies, for gathering and processing natural gas and for marketing residue gas and NGLs include national and local gas gatherers, brokers, marketers and distributors of various size, financial resources and experience. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets, these margins will continue to stabilize. However, there is no assurance that the Company will be able to expand its current end-use business.

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

As a processor and marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines, and the rates charged for such services, are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The availability of interstate transportation and storage service necessary to enable the

Company to make deliveries and/or sales of residue gas can at times be pre-empted by other system users in accordance with FERC-approved methods for allocating the system capacity of "open access" pipelines. Moreover, the rates charged by pipelines for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder the Company's processing and marketing operations and/or affect its sales margins.

Generally, gathering and processing prices are not regulated by the FERC or any state agency. However, in May 1995, Oklahoma Corporation Commission was granted limited authority in certain circumstances, after the filing of a complaint by a producer, to compel a gas gatherer to provide open access gathering and to set aside unduly discriminatory gathering fees. The Texas Railroad Commission is in the process of reviewing Texas regulation of gathering. In addition, the state legislatures and regulators in certain other states in which the Company gathers gas are also contemplating additional regulation of gas gathering. The Company does not believe that any of the proposed legislation of which it is aware is likely to have a material adverse effect on the Company's financial position or results of operation. However, the Company cannot predict what additional regulations the states may impose on gathering.

In 1995, the Company was granted authorization by the FERC permitting it to sell electric power at the wholesale level, and since that time the Company has actively engaged in numerous power marketing transactions with electric utilities, power marketers and others. These activities have been greatly facilitated by the FERC's issuance during 1996, of a final rule (Order Nos. 888, et. seq.) requiring investor-owned electric utilities to provide "open access"
--------
service to parties requesting use of their electric transmission systems, and such activities may be further benefitted by the restructuring of retail power systems at the state level. Currently, a number of states are either considering or have enacted legislation concerning various forms of retail power system restructurings; however, the timing and ultimate outcome of the implementation of these state actions are presently uncertain. In addition, wholesale power restructuring and judicial review, and the outcome of these proceedings - and their ultimate effect on the Company's power marketing activities - is too speculative to predict at this time.

Employees

At December 31, 1996, the Company employed 920 full-time employees, none of whom was a union member. The Company considers relations with employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of March 3, 1997, there were 32,112,785 shares of Common Stock outstanding held by 381 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR". The following table sets forth quarterly high and low sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated:


                                                             HIGH       LOW
                                                            -------   -------
     1996
     Fourth Quarter...................................      $19 3/8   $13 7/8
     Third Quarter....................................       16 3/8    13 1/8
     Second Quarter...................................       16 3/4    13 1/2
     First Quarter....................................       16 5/8    11 1/8

     1995
     Fourth Quarter...................................       17 5/8    15
     Third Quarter....................................       18 1/4    15 1/2
     Second Quarter...................................       24 1/4    16 5/8
     First Quarter....................................      $22 1/8   $16 3/4


The Company paid annual dividends on the Common Stock aggregating $.20 per share during the years ended December 31, 1996 and 1995. The Company has declared a dividend of $.05 per share of Common Stock for the quarter ending March 31, 1997 to holders of record as of such date. Declarations of dividends on the Common Stock are within the discretion of the Board of Directors. In addition, the Company's ability to pay dividends is restricted by certain covenants in its financing facilities, the most restrictive of which prohibits declaring or paying dividends after December 31, 1995 that exceed, in the aggregate, the sum of $10 million plus 50% of the Company's cumulative consolidated net income earned after December 31, 1995 plus 50% of the net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995, payable in 1996, are excluded from this calculation. At December 31, 1996, availability under this covenant amounted to $56.2 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. The data for the three years ended December 31, 1996 should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated financial data for the two years ended December 31, 1993 is derived from the Company's historical Consolidated Financial Statements. See also Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                    Year Ended December 31,
                                               ----------------------------------------------------------------
                                                  1996         1995            1994          1993        1992
                                               ----------   ----------      ----------    ----------   --------
                                                     (000s, except per share amounts and operating data)
Statement of Operations:
Revenues....................................   $2,091,009   $1,256,984      $1,063,489    $  932,338   $600,116
Gross profit (a)............................      105,479       75,211          72,556        92,012     88,192
Income (loss) before income taxes...........       41,631       (8,266) (b)     11,524        55,631     58,445
Provision (benefit) for income taxes........       13,690       (2,158)          4,160        17,529     18,757
Net income (loss)...........................       27,941       (6,108) (b)      7,364        38,102     39,688
Earnings (loss) per share of common
 stock......................................          .66         (.84)           (.19)         1.25       1.43

Cash Flow Data:
Net cash provided by operating activities...      168,266       86,373          31,866       107,116     96,655
Capital expenditures........................       74,555       78,521         100,540       492,328     67,021

Balance Sheet Data
 (at year end):
Total assets................................    1,361,631    1,193,997       1,167,362     1,114,748    582,188
Long-term debt..............................      379,500      529,500         493,000       547,000    157,000
Stockholders' equity........................      480,467      371,909         436,683       314,387    287,021
Dividends declared per share of common
 stock......................................   $      .20   $      .20      $      .20    $      .20   $    .20

Operating Data:
Average gas sales (MMcf/D)..................        1,794        1,572           1,097           755        442
Average NGL sales (MGal/D)..................        3,744        2,890           2,970         2,941      2,400
Average gas volumes gathered (MMcf/D).......        1,171        1,020             934           804        669
Facility capacity (MMcf/D)..................        1,940        1,907           1,560         1,586      1,177
Average gas prices ($/Mcf)..................   $     2.19   $     1.53      $     1.77    $     2.02   $   1.72
Average NGL prices ($/Gal)..................   $      .41   $      .31      $      .28    $      .31   $    .32

---------------------------
(a) Excludes selling and administrative, interest, restructuring and income tax expenses.

(b) In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which resulted in the recognition of a non-cash loss of $17.6 million, pre-tax, and $12.4 million, after-tax. Also, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million, pre-tax, and $1.3 million, after-tax, restructuring charge was incurred, primarily related to employee severance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors that have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Form 10-K.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995 (000s, except per share amounts and operating data)


                                                        Year Ended
                                                        December 31,
                                               --------------------------   Percent
                                                   1996          1995       Change
                                               ------------   -----------   ------
Financial results:
Revenues....................................     $2,091,009   $1,256,984        66
Gross profit................................        105,479       75,211        40
Net income (loss)...........................         27,941       (6,108)        -
Earnings (loss) per share of common stock...            .66         (.84)        -
Net cash provided by operating activities...     $  168,266   $   86,373        95

Operating data:
Average gas sales (MMcf/D)..................          1,794        1,572        14
Average NGL sales (MGal/D)..................          3,744        2,890        30
Average gas prices ($/Mcf)..................     $     2.19   $     1.53        43
Average NGL prices ($/Gal)..................     $      .41   $      .31        32

Net income increased $34.0 million and net cash provided by operating activities increased $81.9 million for the year ended December 31, 1996 compared to 1995. The increase in net income for the year was partially due to a $12.4 million, after-tax, impairment loss recorded on October 1, 1995 in connection with the adoption of SFAS No. 121 and a $1.3 million, after-tax, restructuring charge the Company recorded in May 1995 relating to its cost reduction program. In addition, net income was positively affected by higher revenues attributable to increases in prices and volumes, partially offset by higher product purchase costs associated with the Company's third-party residue gas sales.

Revenues from the sale of residue gas increased approximately $564.5 million for the year ended December 31, 1996 compared to 1995. Average gas sales volumes increased 222 MMcf per day to 1,794 MMcf per day for the year ended December 31, 1996 compared to 1995, largely due to an increase of approximately 225 MMcf per day in the sale of residue gas purchased from third parties, partially offset by decreased sales at the Company's Black Lake facility. Average gas prices realized by the Company increased $.66 per Mcf to $2.19 per Mcf for the year ended December 31, 1996 compared to 1995. Included in the realized residue gas price was approximately $7.2 million of loss recognized in the year ended December 31, 1996 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity gas for 1997. See further discussion in "Liquidity and Capital Resources - Risk Management."

Revenues from the sale of NGLs increased approximately $229.8 million for the year ended December 31, 1996 compared to 1995. Average NGL sales volumes increased 854 MGal per day to 3,744 MGal per day for the year ended December 31, 1996 compared to 1995, largely due to an increase of approximately 715 MGal per day in the sale of NGLs purchased from third parties. Average NGL prices realized by the Company increased $.10 per gallon to $.41 per gallon for the year ended December 31, 1996 compared to 1995. Included in the realized NGL price was approximately $11.6 million of loss recognized in the year ended December 31, 1996 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for 1997. See further discussion in "Liquidity and Capital Resources - Risk Management."

Revenue associated with electric power marketing was approximately $30.7 million; the Company entered this market at the end of 1995.

Other net revenue increased approximately $5.5 million for the year ended December 31, 1996 compared to 1995. The increase was largely due to an increase of approximately $2.9 million in partnership income, primarily attributable to Redman Smackover, and a $1.9 million gain recognized on the sale of the Temple facility.

The increase in product purchases corresponds to the increase in third-party product sales. Combined product purchases as a percentage of residue gas, NGL and electric power sales increased from 87% to 89% for the year ended December 31, 1996 compared to 1995. The increased product purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets, these margins will continue to stabilize. However, there is no assurance that the Company will be able to expand its current end-use business.

Selling and administrative expense increased $2.8 million for the year ended December 31, 1996 compared to 1995, primarily as a result of growth in the Company's marketing operations and higher benefit costs.

Depreciation, depletion and amortization decreased $2.2 million for the year ended December 31, 1996 compared to the prior year. The decrease was attributable to decreases in production related to the Company's oil and gas properties, primarily at the Company's Black Lake facility. In addition, the Company recorded a $17.6 million write-down of certain oil and gas assets and plant facilities in the fourth quarter of 1995 in connection with its adoption of SFAS No. 121. The lower asset values contributed to the reduction in depreciation, depletion and amortization expense for the year ended December 31, 1996. These decreases were offset by increases related to various property additions.

Interest expense decreased $2.7 million for the year ended December 31, 1996 compared to the prior year. The decrease was primarily due to the use of improved cash flows from operations and the use of the Company's net proceeds from the November 1996 public offering of 6,325,000 shares of Common Stock to reduce indebtedness under the Revolving Credit Facility.

The provision for income taxes for the year ended December 31, 1996 increased $15.8 million primarily due to the increase in pre-tax income for the year.


Year ended December 31, 1995 compared to year ended December 31, 1994
(000s, except per share amounts and operating data)
                                                                 Year Ended
                                                                December 31,
                                                         -------------------------    Percent
                                                             1995          1994       Change
                                                          ----------    ----------    -------
Financial Results:
Revenues..............................................     $1,256,984    $1,063,489        18
Gross profit..........................................         75,211        72,556         4
Net income (loss).....................................         (6,108)        7,364         -
Earnings (loss) per share of common stock.............           (.84)         (.19)     (342)
Net cash provided by operating activities.............     $   86,373    $   31,866       171

Operating data:
Average gas sales (MMcf/D)............................          1,572         1,097        43
Average NGL sales (MGal/D)............................          2,890         2,970        (3)
Average gas prices ($/Mcf)............................     $     1.53    $     1.77       (14)
Average NGL prices ($/Gal)............................     $      .31    $      .28        11

Net income (loss) decreased $13.5 million and net cash provided by operating activities increased $54.5 million for the year ended December 31, 1995 compared to 1994. The decrease in net income for the year was primarily due to a $12.4 million, after-tax, impairment loss recorded in connection with the adoption of SFAS No. 121 and a $1.3 million, after-tax, restructuring charge the Company recorded in May 1995 relating to its cost reduction program. In addition, net income (loss) was adversely affected by higher product purchase costs associated with the Company's third-party residue gas sales and increased depreciation, depletion and amortization expense and interest expense, partially offset by higher residue gas volumes sold and higher NGL prices.

Revenues from the sale of residue gas increased approximately $168.5 million for the year ended December 31, 1995 compared to 1994. Average gas sales volumes increased 475 MMcf per day to 1,572 MMcf per day for the year ended December 31, 1995 compared to 1994, largely due to an increase of approximately 460 MMcf per day in the sale of residue gas purchased from third parties. Average gas prices realized by the Company decreased $.24 per Mcf to $1.53 per Mcf for the year ended December 31, 1995 compared to 1994. Included in the realized residue gas price was approximately $10.0 million of gain recognized in the year ended December 31, 1995 related to futures positions on equity volumes.

Revenues from the sale of NGLs increased approximately $22.4 million for the year ended December 31, 1995 compared to 1994. Average NGL sales volumes remained relatively constant at 2,890 MGal per day and average realized NGL prices increased $.03 per gallon to $.31 per gallon for the year ended December 31, 1995 compared to 1994.

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

The increase in product purchases corresponds to the increase in third-party residue gas sales. Combined product purchases as a percentage of residue gas and NGL sales increased three percentage points to 87% for the year ended December 31, 1995 compared to 1994. The rising residue gas purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Until recently, the Company had experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes by targeting end-use markets, these margins will be stabilized. However, there is no assurance that the Company will be successful in capturing these markets.

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

Depreciation, depletion and amortization increased $1.8 million for the year ended December 31, 1995 compared to the prior year. The increase was primarily attributable to the Oasis assets, additional depreciation, depletion and amortization related to the Company's oil and gas production and various plant upgrades and equipment additions in 1995.

Interest expense increased $5.7 million for the year ended December 31, 1995 compared to 1994, due to an increase in the Company's average borrowing rate from 6.6% to 7.5% per annum and higher average debt outstanding during 1995, primarily due to the redemption of its 7.25% Cumulative Perpetual Convertible Preferred Stock.

Liquidity and Capital Resources

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to seek alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital expenditure program. Depending on the timing and the amount of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from its lenders, seek waivers from its lenders to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1997.

The Company's sources and uses of funds for the year ended December 31, 1996 are summarized as follows (000s):

Sources of funds:
  Borrowings under revolving credit facility.......           $1,035,377
  Net cash provided by operating activities........              168,266
  Net proceeds from the issuance of common stock...               96,376
  Other............................................                9,218
                                                              ----------

     Total sources of funds...........................        $1,309,237
                                                              ==========
Uses of funds:
  Payments on revolving credit facility............           $1,172,877
  Payments on long-term debt.......................               12,500
  Capital investments..............................               74,555
  Dividends paid...................................               15,596
                                                              ----------

     Total uses of funds..............................        $1,275,528
                                                              ==========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held approximately
10.4 Bcf of residue gas in storage for such purposes at an average cost of $1.84 per Mcf at December 31, 1996 compared to 12.8 Bcf at an average cost of $1.65 per Mcf at December 31, 1995, primarily at the Katy Facility. At December 31, 1996, the Company had hedging contracts in place for anticipated sales for approximately 10.0 Bcf of stored gas at a weighted average price of $2.12 per Mcf for the stored inventory. The Company held NGLs in storage of 16,080 MGal at an average cost of $.42 per gallon and 15,816 MGal at an average cost of $.31 per gallon at December 31, 1996 and December 31, 1995, respectively, at various third-party storage facilities. At December 31, 1996, the Company did not have any hedging contracts in place associated with NGLs in storage.

The Company has been successful overall in replacing production with new reserves. Historically, the Company has connected additional reserves that more than offset production from reserves dedicated to existing facilities. However, certain individual plants have experienced declines in dedicated reserves. In 1996, including the reserves associated with the Company's joint ventures, the Company connected new reserves to its gathering systems to replace approximately 115% of 1996 production. On a Company-wide basis, dedicated reserves, including revisions to previous estimates, increased from approximately 2.7 Tcf as of December 31, 1995 to approximately 2.8 Tcf at December 31, 1996.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of $200 million of debt securities and preferred stock (along with the shares of common stock, if any, into which such securities are convertible) and $62 million of debt securities, preferred stock or common stock.

In November 1996, the Company issued 6,325,000 shares of Common Stock at a public offering price of $16.25 per share. The net proceeds to the Company of $96.4 million were primarily used to reduce indebtedness under the Revolving Credit Facility.

   Risk Management Activities

The Company's commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of the Company's equity volumes of natural gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by the Company's operating budget. The second goal is to manage price risk related to the Company's physical natural gas, NGL and power marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

The Company utilizes a combination of fixed price forward contracts, exchange-traded futures and options, as well as fixed index swaps, basis swaps and options traded in the over-the-counter ("OTC") market. These instruments allow the Company to preserve value and protect margins because gains or losses in the physical market are offset by corresponding losses or gains in the value of the financial instruments.

The Company uses futures, swaps and options to reduce price risk and basis risk. Basis is the difference in price between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and through OTC swaps and options with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties that contain collateral requirements. The Company generally uses standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked to market daily for the credit review process. The Company's OTC credit risk exposure is partially limited by its ability to require a margin deposit based upon the mark-to-market value of the counterparties' net exposure. The Company is subject to margin deposit requirements under these same agreements. In addition, the Company is subject to similar margin deposit requirements for its NYMEX counterparties related to its net exposures.

The use of financial instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) equity volumes are less than expected, (ii) the Company's customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) the Company's OTC counterparties fail to perform. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against decreases in such prices.

As of December 31, 1996, the Company held a notional quantity of approximately 250 Bcf of natural gas futures, swaps and options extending from January 1997 to October 1998 with an average portfolio life of approximately four months. This was comprised of approximately 120 Bcf long and 130 Bcf short of futures, swaps and options. As of December 31, 1996, the Company held a notional quantity of approximately 185,000 MGal of NGL futures, swaps and options extending from January 1997 to December 1997 with an average portfolio life of approximately five months. This was comprised of approximately 55,000 MGal long and 130,000 MGal short of futures, swaps and options. In addition, as of December 31, 1996, the Company held approximately 99,000 MWh of electricity futures, swaps and options all of which expired in January 1997. This was comprised of 44,000 MWh long and 55,000 MWh short with an average portfolio life of one month. As of December 31, 1995, the Company held a notional quantity of approximately 330 Bcf of natural gas futures, swaps and options extending from January 1996 to February 1998 with an average portfolio life of approximately four months. This was comprised of approximately 163 Bcf long and 167 Bcf short of futures, swaps and options. As of December 31, 1995, the Company had no futures, swaps or options positions outstanding related to NGLs or electricity.

The Company has hedged a portion of its equity volumes of residue gas and NGLs in 1997, particularly in the first quarter, at pricing levels in excess of its 1997 operating budget. The Company's hedging strategy establishes a minimum and maximum price to the Company while allowing market participation between these levels. As of March 3, 1997, the Company had hedged approximately 60% of its equity gas for 1997 at a weighted average NYMEX-equivalent minimum price of $2.35 per Mcf, including approximately 70% of first quarter equity volumes at a weighted average NYMEX-equivalent minimum price of $3.00 per Mcf. Additionally, the Company has hedged approximately 50% of its equity NGLs for 1997 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.40 per gallon, including approximately 70% of first quarter equity volumes at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.47 per gallon.

At December 31, 1996, the Company had $2.7 million of losses deferred in inventory that will be recognized primarily during the first quarter of 1997 and are expected to be offset by margins from the Company's related forward fixed price hedges and physical sales. At December 31, 1996, the Company had unrecognized net losses of $11.5 million related to financial instruments that are expected to be offset by corresponding unrecognized net gains from the Company's obligations to sell physical quantities of natural gas, NGLs and electric power.

During 1996, the Company began to enter into physical residue gas transactions payable in Canadian Dollars. In order to insulate the Company from adverse changes in currency exchange rates between the United States Dollar and the Canadian Dollar, it has entered into foreign currency hedging transactions. As of December 31, 1996, the notional value of such contracts was immaterial and there were no gains or losses associated with such transactions for the year ended December 31, 1996.

The Company enters into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. The Company's procedures contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains from such speculative activities for the years ended December 31, 1996 and 1995 were not material.

   Capital Investment Program

For the years ended December 31, 1996, 1995 and 1994 the Company expended $74.6 million, $78.5 million and $100.5 million, respectively, on new projects and acquisitions. Capital expenditures related to existing operations are expected to be approximately $154.4 million during 1997, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $112.8 million, of which $99.9 million will be used for new connects, system expansions and asset consolidations and $12.9 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities, the Katy Facility and miscellaneous items to be $36.4 million, $3.3 million and $1.9 million, respectively. The Company's 1997 capital budget contemplates expenditures for two significant projects. See further discussion in "Business and Properties - Significant Acquisitions and Projects."

   Financing Facilities

   Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, none of which was outstanding at December 31, 1996. The facility's commitment period is currently scheduled to terminate on April 1, 1998. If the facility is not renewed, any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 10 equal quarterly installments, commencing July 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1996, the spread was .875% over the Eurodollar rate, resulting in an interest rate of 6.5%. The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At December 31, 1996, the Company's debt to capitalization ratio was .45 to 1 resulting in a commitment fee rate of .30%. The Company is currently negotiating with its bank syndicate for a new revolving credit facility. The new agreement is expected to be in place within the second quarter of 1997.

   Term Loan Facility. The Company also has a Term Loan Facility with four banks with aggregate principal outstanding as of December 31, 1996 of $12.5 million bearing interest at 9.87%. The final payment on the Term Loan Facility of $12.5 million is due in September 1997 and the Company intends to finance this payment with amounts available under the Revolving Credit Facility.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreements") contain certain mandatory prepayment terms. If funded debt (as defined in the agreement) of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At December 31, 1996, taking into account all the covenants contained in the Credit Facilities Agreement and expected maturities of long-term debt during 1997, the Company had approximately $240 million of available borrowing capacity.

The Credit Facilities Agreements are unsecured. Pursuant to the Credit Facilities Agreements, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of any equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through December 31, 1996 and 55% thereafter, and an EBITDA (as defined therein) to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to 1.0 from November 1, 1996 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995 and paid in 1996 were excluded, per the agreement, from this calculation. At December 31, 1996, $56.2 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1997. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. Net proceeds from the November 1996 offering of 6,325,000 shares of Common Stock were used to reduce indebtedness under the Revolving Credit Facility. At December 31, 1996, the Company had a cash balance of $39.5 million. This cash balance is considered temporary as the cash will be used as the Company commences its 1997 capital expenditure program.

   Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. The Master Shelf contains certain financial covenants which substantially conform with those contained in the Credit Facilities Agreements, as restated and amended. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s) :


                               Interest        Final
  Issue Date           Amount    Rate         Maturity           Principal Payments  Due
------------------     ------    -----   ------------------      -----------------------------------------------

October 27, 1992      $ 25,000   7.51%   October 27, 2000        $8,333 on each of October 27, 1998 through 2000
October 27, 1992        25,000   7.99%   October 27, 2003        $8,333 on each of October 27, 2001 through 2003
September 22, 1993      25,000   6.77%   September 22, 2003      single payment at maturity
December 27, 1993       25,000   7.23%   December 27, 2003       single payment at maturity
October 27, 1994        25,000   9.05%   October 27, 2001        single payment at maturity
October 27, 1994        25,000   9.24%   October 27, 2004        single payment at maturity
July 28, 1995           50,000   7.61%   July 28, 2007           $10,000 on each of July 28, 2003 through 2007
                      --------
                      $200,000
                      ========

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company intends to finance the $7.1 million payment due in 1997 with amounts available under the Revolving Credit Facility. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

     1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

     Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association, as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 5.8421% as of December 31, 1996. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreements, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties have renewed the facility through May 29, 1997. The Company anticipates that it will renew the facility with the current purchaser, enter into a similar agreement with a new purchaser or repay the facility with amounts available under the Revolving Credit Facility.

     Covenant Compliance. At December 31, 1996, the Company was in compliance with all covenants in its loan agreements.

     Interest Rate Swap Agreements. Historically, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations or the exchange of foreign and U.S. currencies, without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements and the effects of foreign currency positions that were marked to market are included in other income. At December 31, 1996 and 1995, there were no such outstanding interest rate swap agreements. In addition to the financial risk, which will vary during the life of swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements.

In anticipation of issuing the 1995 Senior Notes in the fourth quarter of 1995, the Company entered into an interest rate lock on a notional amount of $50 million, linked to the ten-year U.S. Treasury Bill rate, with a creditworthy counterparty to hedge against the risk of rising interest rates while it completed the 1995 Senior Notes placement. At the time the Company terminated the interest rate lock, interest rates had decreased, which resulted in the realization of a $390,000 loss. The Company considered the loss to be a cost of obtaining the privately placed debt and is therefore amortizing it over the ten-year term of the 1995 Senior Notes.

Environmental

The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of residue gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or waste management. The Company employs seven environmental engineers to monitor environmental compliance and potential liabilities at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform systematic environmental assessments of the Company's existing facilities. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operations.

The Company anticipates that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but it cannot rule out that possibility.

The Company is in the process of voluntarily cleaning up substances at facilities that it operates. In addition, the former owner of certain facilities that the Company acquired in 1992 is conducting remediation at those facilities pursuant to contractual obligations. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.3 million for the year ended December 31, 1996, including approximately $888,000 in air emissions fees paid to the states in which it operates. Although the Company anticipates that such environmental expenses will increase over time, the Company does not believe that such increases will have a material effect on the Company's financial position or results of operations.

Business Strategy

The Company's three-part business plan is designed to increase profitability through (i) investing in projects that complement and expand its core gas gathering, processing and marketing business; (ii) expanding its energy marketing services and sales volumes; and (iii) continuing to optimize the profitability of existing operations.

     Expansion of Core Business

The Company continually evaluates investments in projects that meet its objectives of complementing existing operations, expanding into new areas or providing enhanced marketing opportunities. These projects typically include gas gathering, treating, processing, transportation or storage assets, NGL product upgrade equipment or peaking power generation facilities. See further discussion in "Business and Properties - Significant Acquisitions and Projects."

     Expand Energy Marketing Services and Volumes

Prior to deregulation of the natural gas industry, the Company's marketing activities were directed towards selling residue gas and NGLs processed at its plants to ensure their efficient operation. As the natural gas industry deregulated and new market opportunities developed, the Company began to
increase its third-party marketing.   In order to compete in today's energy
marketplace, a marketer must provide a full range of services and products to meet its customers' demands. The Company is a full-service marketer of residue gas and NGL products and has now expanded into the sale of electric power. The Company focuses on the individual needs of its customers and is committed to developing products and services that are tailored to meet their requirements. The Company plans to expand its energy marketing activities by: (i) pursuing higher-margin, end-use markets; (ii) increasing third-party gas, NGL and electric power sales volumes; and (iii) engaging in retail electric power sales as those markets become available through deregulation. The Company believes it competes effectively with other marketers due to its national marketing presence and the marketing information gained thereby, the services it provides and its physical asset base.

     Optimize Profitability

The Company seeks to optimize the profitability of its operations by: (i) maintaining or increasing natural gas throughput levels; (ii) increasing its efficiency through the consolidation of existing facilities; (iii) investing in assets that enhance product value; (iv) selling non-strategic assets; and (v) controlling operating and overhead expenses. In order to maximize its competitive advantages, the Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective and operating efficiency is achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996:

                                                                Page
                                                                ----

Report of Management.........................................     24
Report of Independent Accountants............................     25
Consolidated Balance Sheets..................................     26
Consolidated Statements of Cash Flows........................     27
Consolidated Statements of Operations........................     28
Consolidated Statements of Changes in Stockholders' Equity...     29
Notes to Consolidated Financial Statements...................     30

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


Signature                      Title
---------                      -----


/S/ L. F. Outlaw
----------------
L. F. Outlaw                   President and Chief Operating Officer


/S/ William J. Krysiak
----------------------
William J. Krysiak             Vice President - Finance (Principal Financial and
                               Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.



PRICE WATERHOUSE LLP

Denver, Colorado
March 7, 1997

                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     (000s)

                                                                                        December 31,
                                                                                  ------------------------
    ASSETS                                                                           1996          1995
    ------                                                                           ----          ----
Current assets:
   Cash and cash equivalents...................................................   $   39,504    $    5,795
   Trade accounts receivable, net..............................................      338,708       204,426
   Product inventory...........................................................       25,972        28,154
   Parts inventory.............................................................        2,599         2,427
   Other.......................................................................        1,477         1,524
                                                                                  ----------    ----------
      Total current assets.....................................................      408,260       242,326
                                                                                  ----------    ----------
Property and equipment:
   Gas gathering, processing, storage and transmission.........................      938,902       882,801
   Oil and gas properties and equipment........................................      144,732       140,691
   Construction in progress....................................................       35,250        26,314
                                                                                  ----------    ----------
                                                                                   1,118,884     1,049,806
  Less:  Accumulated depreciation, depletion and amortization..................     (252,571)     (200,203)
                                                                                  ----------    ----------
        Total property and equipment, net......................................      866,313       849,603
                                                                                  ----------    ----------
Other assets:
   Gas purchase contracts (net of accumulated amortization of $24,552 and
        $19,273, respectively).................................................       46,689        54,637
   Other.......................................................................       40,369        47,431
                                                                                  ----------    ----------
        Total other assets.....................................................       87,058       102,068
                                                                                  ----------    ----------
Total assets...................................................................   $1,361,631    $1,193,997
                                                                                  ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
   Accounts payable............................................................   $  386,268    $  199,513
   Accrued expenses............................................................       28,670        19,204
   Dividends payable...........................................................        4,215         3,898
                                                                                  ----------    ----------

        Total current liabilities..............................................      419,153       222,615
Long-term debt.................................................................      379,500       529,500
Deferred income taxes payable..................................................       82,511        69,973
                                                                                  ----------    ----------
        Total liabilities......................................................      881,164       822,088
                                                                                  ----------    ----------
Commitments and contingent liabilities.........................................            -             -
Stockholders' equity:
   Preferred Stock; 10,000,000 shares authorized:
        $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
           ($35,000 aggregate liquidation preference)..........................          140           140
        $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000
           issued ($138,000 aggregate liquidation preference)..................          276           276
   Common stock, par value $.10; 100,000,000 shares authorized; 32,134,151 and
        25,794,728 shares issued, respectively.................................        3,213         2,580
   Treasury stock, at cost; 25,016 shares in treasury..........................         (788)         (788)
   Additional paid-in capital..................................................      397,061       301,234
   Retained earnings...........................................................       82,378        70,348
   Notes receivable from key employees secured by common stock.................       (1,813)       (1,881)
                                                                                  ----------    ----------
        Total stockholders' equity.............................................      480,467       371,909
                                                                                  ----------    ----------
Total liabilities and stockholders' equity.....................................   $1,361,631    $1,193,997
                                                                                  ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (000s)

                                                                                       Year Ended December 31,
                                                                                --------------------------------------
                                                                                    1996          1995         1994
                                                                                ------------   ----------   ----------

Reconciliation of net income to net cash provided by operating activities:
Net income (loss).............................................................  $    27,941    $  (6,108)   $   7,364
Add income items that do not affect cash:
  Depreciation, depletion and amortization....................................       63,207       65,361       63,586
  Deferred income taxes.......................................................       12,538        1,246        2,246
  Distributions in excess of equity income, net...............................        4,339            -            -
  Gain on the sale of property and equipment..................................       (2,747)        (939)           -
  Loss on the impairment of long-lived assets.................................            -       17,642            -
  Other non-cash items, net...................................................          336       (1,360)         452
                                                                                -----------    ---------    ---------
                                                                                    105,614       75,842       73,648
                                                                                -----------    ---------    ---------
Adjustments to working capital to arrive at net cash provided by operating activities:
  (Increase) decrease in trade accounts receivable............................     (134,538)     (69,982)       7,892
  (Increase) decrease in product inventory....................................        2,115       22,985      (30,289)
  Increase in parts inventory.................................................         (172)        (136)        (130)
  (Increase) decrease in other current assets.................................          (42)        (157)         177
  Increase in other assets and liabilities, net...............................         (733)        (391)        (241)
  Increase (decrease) in accounts payable.....................................      186,758       54,269      (15,712)
  Increase (decrease) in accrued expenses.....................................        9,264        4,786       (4,322)
  Increase (decrease) in income taxes payable.................................            -         (843)         843
                                                                                -----------    ---------    ---------
     Total adjustments........................................................       62,652       10,531      (41,782)
                                                                                -----------    ---------    ---------
Net cash provided by operating activities....................................       168,266       86,373       31,866
                                                                                -----------    ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment, including acquisitions.................      (74,203)     (56,138)     (91,833)
  Proceeds from the disposition of property and equipment.....................        7,656       13,328       10,897
  Distribution from unconsolidated affiliates.................................        1,500            -            -
  Contributions to unconsolidated affiliates..................................         (352)      (4,237)      (1,189)
  Gas purchase contracts acquired.............................................            -      (18,146)      (7,518)
                                                                                -----------    ---------    ---------
Net cash used in investing activities........................................       (65,399)     (65,193)     (89,643)
                                                                                -----------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock..................................       96,376            -            -
  Net proceeds from exercise of common stock options..........................           62          117          413
  Proceeds from issuance of long-term debt....................................            -       92,000      125,000
  Payments on long-term debt..................................................      (12,500)     (25,000)           -
  Borrowings under revolving credit facility..................................    1,035,377      625,400      347,400
  Payments on revolving credit facility.......................................   (1,172,877)    (655,900)    (526,400)
  Debt issue costs paid.......................................................            -       (1,884)        (827)
  Dividends paid..............................................................      (15,596)     (16,796)     (16,443)
  Redemption of preferred stock...............................................            -      (42,030)           -
  Net proceeds from issuance of preferred stock...............................            -            -      132,676
                                                                                -----------    ---------    ---------

Net cash (used in) provided by financing activities...........................      (69,158)     (24,093)      61,819
                                                                                -----------    ---------    ---------
Net increase (decrease) in cash...............................................       33,709       (2,913)       4,042
Cash and cash equivalents at beginning of period..............................        5,795        8,708        4,666
                                                                                -----------    ---------    ---------
Cash and cash equivalents at end of period....................................  $    39,504    $   5,795    $   8,708
                                                                                ===========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (000s, except share and per share amounts)


                                                                  Year Ended December 31,
                                                         -----------------------------------------
                                                             1996           1995           1994
                                                             ----           ----           ----
Revenues:
   Sale of residue gas................................   $ 1,440,882    $   876,399    $   707,869
   Sale of natural gas liquids........................       561,581        331,760        309,358
   Processing, transportation and storage revenue.....        44,943         41,358         35,057
   Sale of electric power.............................        30,667              -              -
   Other, net.........................................        12,936          7,467         11,205
                                                         -----------    -----------    -----------

      Total revenues..................................     2,091,009      1,256,984      1,063,489
                                                         -----------    -----------    -----------

Costs and expenses:
   Product purchases..................................     1,844,151      1,040,265        853,398
   Plant operating expense............................        73,116         71,030         68,500
   Oil and gas exploration and production costs.......         5,056          5,117          5,449
   Selling and administrative expense.................        29,411         26,610         29,598
   Depreciation, depletion and amortization...........        63,207         65,361         63,586
   Interest expense...................................        34,437         37,160         31,434
   Restructuring charge...............................             -          2,065              -
   Loss on the impairment of long-lived assets........             -         17,642              -
                                                         -----------    -----------    -----------

      Total costs and expenses........................     2,049,378      1,265,250      1,051,965
                                                         -----------    -----------    -----------

Income (loss) before income taxes.....................        41,631         (8,266)        11,524

Provision (benefit) for income taxes:
   Current............................................         1,152         (3,404)         1,913
   Deferred...........................................        12,538          1,246          2,247
                                                         -----------    -----------    -----------

      Total provision (benefit) for income taxes......        13,690         (2,158)         4,160
                                                         -----------    -----------    -----------

Net income (loss).....................................        27,941         (6,108)         7,364

Preferred stock requirements..........................       (10,439)       (15,431)       (12,212)
                                                         -----------    -----------    -----------

Income (loss) attributable to common stock............   $    17,502    $   (21,539)   $    (4,848)
                                                         ===========    ===========    ===========
Earnings (loss) per share of common stock.............   $       .66    $      (.84)   $      (.19)
                                                         ===========    ===========    ===========

Weighted average shares of common stock outstanding...    26,519,635     25,753,738     25,695,760
                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)

                                 Shares of
                                   7.25%                                                              7.25%
                                Cumulative                  Shares of                               Cumulative
                                  Senior       Shares of     $2.625                      Shares       Senior
                                 Perpetual       $2.28      Cumulative                  of Common    Perpetual       $2.28
                                Convertible    Cumulative   Convertible     Shares        Stock     Convertible   Cumulative
                                 Preferred     Preferred     Preferred     of Common       in        Preferred     Preferred
                                   Stock         Stock        Stock          Stock      Treasury       Stock         Stock
                                -----------    ----------   ----------   -----------    ---------   ----------    -----------
Balance at December 31, 1993.       400,000     1,400,000            -    25,651,722            -         $ 40           $140
Net income, 1994.............             -             -            -             -            -            -              -
Stock options exercised......             -             -            -        85,595            -            -              -
Treasury stock, at cost......             -             -            -       (25,016)      25,016            -              -
Proceeds from issuance of
 $2.625 cumulative
  convertible preferred stock             -             -    2,760,000             -            -            -              -
Dividends declared on common
 stock.......................             -             -            -             -            -            -              -
Dividends declared on 7.25%
 cumulative senior perpetual
  convertible preferred stock             -             -            -             -            -            -              -
Dividends declared on $2.28
 cumulative preferred stock..             -             -            -             -            -            -              -
Dividends declared on $2.625
 cumulative convertible
  preferred stock............             -             -            -             -            -            -              -
                                -----------    ----------   ----------   -----------    ---------   ----------    -----------

Balance at December 31, 1994.       400,000     1,400,000    2,760,000    25,712,301       25,016           40            140
Net loss, 1995...............             -             -            -             -            -            -              -
Stock options exercised......             -             -            -        57,411            -            -              -
Redemption of 7.25%
 cumulative senior perpetual
  convertible preferred stock      (400,000)            -            -             -            -          (40)             -
Dividends declared on common
 stock.......................             -             -            -             -            -            -              -
Dividends declared on 7.25%
 cumulative senior perpetual
  convertible preferred stock             -             -            -             -            -            -              -
Dividends declared on $2.28
 cumulative preferred stock..             -             -            -             -            -            -              -
Dividends declared on $2.625
 cumulative convertible
  preferred stock............             -             -            -             -            -            -              -
                                -----------    ----------   ----------   -----------    ---------   ----------    -----------

Balance at December 31, 1995.             -     1,400,000    2,760,000    25,769,712       25,016            -            140
Net income, 1996.............             -             -            -             -            -            -              -
Stock options exercised......             -             -            -        14,423            -            -              -
Loans forgiven...............             -             -            -             -            -            -              -
Common stock offering........             -             -            -     6,325,000            -            -              -
Dividends declared on common
 stock.......................             -             -            -             -            -            -              -
Dividends declared on $2.28
 cumulative preferred stock..             -             -            -             -            -            -              -
Dividends declared on $2.625
 cumulative convertible
  preferred stock............             -             -            -             -            -            -              -
                                -----------    ----------   ----------   -----------    ---------   ----------    -----------

Balance at December 31, 1996.             -     1,400,000    2,760,000    32,109,135       25,016         $  -           $140
                                ===========    ==========   ==========   ===========    =========   ==========    ===========



                                   $2.625
                                 Cumulative                                                          Notes       Total
                                 Convertible                            Additional                 Receivable    Stock-
                                  Preferred        Common    Treasury     Paid-In     Retained      from Key     holders'
                                    Stock          Stock     Stock        Capital     Earnings      Employees     Equity
                                 ----------        ------    ------      --------     --------       -------    --------
Balance at December 31, 1993.          $  -        $2,565     $   -      $205,694     $107,933       $(1,985)   $314,387
Net income, 1994.............             -             -         -             -        7,364             -       7,364
Stock options exercised......             -             9         -           831            -          (328)        512
Treasury stock, at cost......             -             -      (788)            -            -           788           -
Proceeds from issuance of
 $2.625 cumulative
  convertible preferred stock           276             -         -       132,401            -             -     132,677
Dividends declared on common
 stock.......................             -             -         -             -       (5,140)            -      (5,140)
Dividends declared on 7.25%
 cumulative senior perpetual
  convertible preferred stock             -             -         -             -       (2,900)            -      (2,900)
Dividends declared on $2.28
 cumulative preferred stock..             -             -         -             -       (3,192)            -      (3,192)
Dividends declared on $2.625
 cumulative convertible
  preferred stock............             -             -         -             -       (7,025)            -      (7,025)
                                 ----------        ------    ------      --------     --------       -------    --------

Balance at December 31, 1994.           276         2,574      (788)      338,926       97,040        (1,525)    436,683
Net loss, 1995...............             -             -         -             -       (6,108)            -      (6,108)
Stock options exercised......             -             6         -           514            -          (356)        164
Redemption of 7.25%
  cumulative senior perpetual
   convertible preferred
    stock....................             -             -         -       (38,206)      (3,784)            -     (42,030)
Dividends declared on common
 stock.......................             -             -         -             -       (5,153)            -      (5,153)
Dividends declared on 7.25%
 cumulative senior perpetual
  convertible preferred
   stock.....................             -             -         -             -       (1,208)            -      (1,208)
Dividends declared on $2.28
 cumulative preferred stock..             -             -         -             -       (3,194)            -      (3,194)
Dividends declared on $2.625
 cumulative convertible
  preferred stock............             -             -         -             -       (7,245)            -      (7,245)
                                 ----------        ------    ------      --------     --------       -------    --------

Balance at December 31, 1995.           276         2,580      (788)      301,234       70,348        (1,881)    371,909
Net income, 1996.............             -             -         -             -       27,941             -      27,941
Stock options exercised......             -             1         -            83            -           (24)         60
Loans forgiven...............             -             -         -             -            -            92          92
Common stock offering........             -           632         -        95,744            -             -      96,376
Dividends declared on common
 stock.......................             -             -         -             -       (5,472)            -      (5,472)
Dividends declared on $2.28
 cumulative preferred stock..             -             -         -             -       (3,194)            -      (3,194)
Dividends declared on $2.625
 cumulative convertible
   preferred stock...........             -             -         -             -       (7,245)            -      (7,245)
                                 ----------        ------    ------      --------     --------       -------    --------

Balance at December 31, 1996.          $276        $3,213     $(788)     $397,061     $ 82,378       $(1,813)   $480,467
                                 ==========        ======    ======      ========     ========       =======    ========



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF ORGANIZATION
-------------------------------

Western Gas Resources, Inc. (the "Company"), a Delaware corporation, is an independent gas gatherer and processor and energy marketer providing a full range of services to its customers from the wellhead to the delivery point. The Company designs, constructs, owns and operates natural gas gathering, processing, treating and storage facilities in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. The Company connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract natural gas liquids ("NGLs") and treats the natural gas in order to meet pipeline specifications. The Company markets natural gas, NGLs and electric power nationwide, providing risk management, storage, transportation, scheduling, peaking and other services to a variety of customers. The Company also owns certain producing properties, primarily in Louisiana, Texas and Wyoming.

Western Gas Resources, Inc. was formed in October 1989 to acquire a majority interest in Western Gas Processors, Ltd. (the "Partnership") and to assume the duties of WGP Company, the general partner of the Partnership. The Partnership was a Colorado limited partnership formed in 1977 to engage in the gathering and processing of natural gas. The reorganization was accomplished in December 1989 through an exchange for common stock of partnership units held by the former general partners of WGP Company and an initial public offering of Western Gas Resources, Inc.'s Common Stock. On May 1, 1991, a further restructuring ("Restructuring") of the Partnership and Western Gas Resources, Inc. (together with its predecessor, WGP Company, collectively, the "Company") was approved by a vote of the security holders. The combinations were reorganizations of entities under common control and were accounted for at historical cost in a manner similar to poolings of interests.

The Company has completed three public offerings of Common Stock. In December 1989, the Company issued 3,527,500 shares of Common Stock at a public offering price of $11.50. In November 1991, the Company issued 4,115,000 shares of Common Stock at a public offering price of $18.375 per share. In November 1996, the Company issued 6,325,000 shares of Common Stock at a public offering price of $16.25 per share. The net proceeds to the Company from the November 1996 public offering of $96.4 million were primarily used to reduce indebtedness under the Revolving Credit Facility.

The Company has also issued preferred stock in a private transaction and has completed two public offerings of preferred stock. In October 1991, the Company issued 400,000 shares of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock ("7.25% Preferred Stock") with a liquidation preference of $100 per share to an institutional investor. In May 1995, the Company redeemed all of the issued and outstanding shares of its 7.25% Preferred Stock pursuant to the provisions of its Certificate of Designation relating to such preferred stock, at an aggregate redemption price of approximately $42.0 million, including a redemption premium of $2.0 million. In November 1992, the Company issued 1,400,000 shares of $2.28 Cumulative Preferred Stock with a liquidation preference of $25 per share, at a public offering price of $25 per share, redeemable at the Company's option on or after November 15, 1997. In February 1994, the Company issued 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock with a liquidation preference of $50 per share, at a public offering price of $50 per share, redeemable at the Company's option on or after February 16, 1997.

Significant Business Acquisitions, Dispositions and Projects

   Bethel Facility (Cotton Valley Pinnacle Reef)

The Company is currently constructing the Bethel facility in East Texas that will gather gas from the Cotton Valley Pinnacle Reef trend. The Bethel facility has been designed to accommodate incremental expansions, depending upon the success of continued development in the trend. Construction of the Bethel facility began in September 1996. During the year ended December 31, 1996, the Company has expended approximately $10.1 million for such facility.

   Coal Seam Gathering System Expansion

The Company plans to expand its Powder River Basin coal seam natural gas gathering system and develop its own coal seam gas reserves in Wyoming. The Company has acquired drilling rights in the vicinity of known coal seam production. The Company will utilize its existing dry gas gathering system and interstate pipeline to transport this pipeline quality gas to market. During the year ended December 31, 1996, the Company has expended approximately $6.9 million on this project. In March 1997, the Company purchased certain operating wells and undeveloped acreage of a producer in the Powder River Basin for $12.4 million in cash and an additional payment of approximately $7.9 million payable in January 1998.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

   Redman Smackover Joint Venture

Effective January 1, 1995, the Company entered into the Redman Smackover Joint Venture ("Redman Smackover") agreement with DDD Energy, Inc., Redman Energy Corporation, and DDD 1995 Oil & Gas Partnership. Redman Smackover acquired working interests in three producing gas fields in East Texas in the Smackover formation from Union Oil Company of California for an adjusted purchase price of $11.0 million. The Company is the managing venturer with a 50% ownership interest.

   Oasis

Effective December 1, 1994, the Company acquired the West Texas gathering and treating assets of Oasis Pipe Line Company ("Oasis") for approximately $26.0 million. The Oasis purchase included 14 gathering systems in the Permian Basin comprising approximately 600 miles of gathering lines and two treating facilities. In addition, the Company entered into an agreement with Oasis for 100 MMcf per day of firm transportation service on its intrastate pipeline through December 1999. The Company has installed a 200 MMcf per day pipeline interconnection between this pipeline and the Katy Hub and Gas Storage Facility ("Katy Facility"). During 1996, the Company sold the remaining portion of the Crockett facility for $760,000, which resulted in an immaterial pre-tax gain. Throughout 1995, the Company disposed of various assets associated with this acquisition for an aggregate of $8.9 million. The aggregate difference of $677,000 between the respective sales price and book value of assets sold was accounted for as a purchase price adjustment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The significant accounting policies followed by the Company and its wholly owned subsidiaries are presented here to assist the reader in evaluating the financial information contained herein. The Company's accounting policies are in accordance with generally accepted accounting principles.

   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The Company's interest in certain investments is accounted for by the equity method.

   Revenue Recognition

Revenue for sales or services is recognized at the time the residue gas, NGLs or electric power is delivered or at the time the service is performed.

   Earnings (Loss) Per Share of Common Stock

Earnings (loss) per share of common stock is computed by dividing income (loss) attributable to common stock by the weighted average shares of common stock outstanding. Income (loss) attributable to common stock is income (loss) less preferred stock dividends. The Company declared preferred stock dividends of $10.4 million, $11.6 million and $12.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1995, income
(loss) attributable to common stock was also reduced by a $2.0 million redemption premium and certain up-front costs of $1.8 million paid on the 7.25% Preferred Stock. The computation of fully diluted earnings per share of common stock for each of the three years in the period ended December 31, 1996 was not dilutive; therefore, only primary earnings per share of common stock is presented.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Inventories

The cost of residue gas and NGL inventories is determined by the weighted average cost and last-in, first-out (LIFO) methods, respectively, on a location-by-location basis. Residue inventory covered by hedging contracts is accounted for on a specific identification basis. Product inventory includes $19.3 million and $23.3 million of residue gas and $6.7 million and $4.8 million of NGLs at December 31, 1996 and 1995, respectively.

   Property and Equipment

Property and equipment is recorded at the lower of cost or estimated realizable value, including interest on funds borrowed to finance the construction of new projects. Interest incurred during the construction period of new projects is capitalized and amortized over the life of the associated assets.

Depreciation is provided using the straight-line method based on the estimated useful life of each facility which ranges from three to 35 years. Useful lives are determined based on the shorter of the life of the equipment or the reserves serviced by the equipment. The cost of gas purchase contracts is amortized using the straight-line method.

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

   Impairment of Long-Lived Assets

On October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. This test is to be performed at the lowest level at which cash flows can be identified. Historically, the Company had performed this test for its oil and gas producing properties on a Company-wide basis. Upon adoption of SFAS No. 121, the Company reviewed its assets at the plant facilities and oil and gas producing properties levels. In order to determine whether an impairment existed, the Company compared its net book value of the asset to the undiscounted expected future cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the reserves supporting the facilities. If impairment existed, write-downs of assets were based upon expected cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset.

   Income Taxes

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109, "Accounting for Income Taxes."

   Residue Gas, NGL and Electric Power Hedges

Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in residue and NGL sales when the related inventory is sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, "Accounting for Futures Contracts," of firm commitments or anticipated transactions are recognized in residue, NGL and electric power sales when the hedged physical transaction occurs. For purposes of the Consolidated Statement of Cash Flows, all hedging transactions are classified in net cash provided by operating activities.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. The transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. The net effect of interest rate swap activity is reflected as an increase or decrease in interest expense. Any gains on termination of interest rate swap agreements and the effects of foreign currency positions that were marked to market are included in other income. In addition to the financial risk that will vary during the life of swap agreements in relation to the maturity of the underlying debt and market interest rates, the Company is subject to credit risk exposure from nonperformance of the counterparties to the swap agreements.

   Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and over-the-counter ("OTC") swaps and options. The risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across industries and geographic locations. At December 31, 1996, the Company believes it had no significant concentrations of credit risk.

   Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

   Supplementary Cash Flow Information

Interest paid was $36.7 million, $38.8 million and $32.8 million, respectively, for the years ended December 31, 1996, 1995 and 1994. Capitalized interest associated with construction of new projects was $1.7 million, $1.5 million and $1.5 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

Income taxes paid were $4.2 million, $1.6 million and $1.1 million, respectively, for the years ended December 31, 1996, 1995 and 1994.

In February 1994, the then-President and Chief Operating Officer of the Company, surrendered 25,016 shares of the Company's Common Stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of a loan and all accrued interest of approximately $788,000.

In 1994, the Company exchanged its Pyote Treating Facility for the Jayhawk Gathering System in a transaction valued at approximately $800,000.

   Use of Estimates and Significant Risks

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, future cash flows associated with assets and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating prices and gas supply. The Company's financial condition and results of operations will depend significantly upon the prices received for residue gas and NGLs. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. In addition, the Company must continually connect new wells to its gathering systems in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUNED)

of new wells drilled will depend upon, among other factors, prices for gas and oil, the energy policy of the federal government and the availability of foreign oil and gas, none of which is within the Company's control.

   Stock Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), with an effective date for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25 ") The Company has complied with the pro forma disclosure requirements of SFAS No. 123 as required under the pronouncement.

   Reclassifications

Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1996.

NOTE 3 - RELATED PARTIES
------------------------

The Company enters into joint ventures in order to diversify risk, create strategic alliances and to establish itself in oil and gas producing basins in the United States. For the years ended December 31, 1996, 1995 and 1994, the Company had a 50% ownership interest in the Williston Gas Company ("Williston") and Westana Gathering Company ("Westana") and also acts as operator. The Company entered into Redman Smackover in 1995. In addition, the Company entered into the Sandia Energy Resources Joint Venture ("Sandia") in March 1996. The Company has a 49% interest and also provides various administrative services to Sandia. The Company's share of equity income or loss in these ventures is reflected in Other net revenue. All transactions entered into by the Company with its related parties are consummated in the ordinary course of business.

Historically, the Company had purchased a significant portion of the production of Williston. The Company also performed various operational and administrative functions for Williston and charged a monthly overhead fee to cover such services. In August 1996, substantially all of the assets associated with Williston were sold to a third party. The Company expects that Williston will be dissolved during 1997 at which time all inter-company balances will be settled and the remaining assets of Williston will be salvaged. At December 31, 1996, the Company's investment in Williston was $348,000.

The Company performs various operational and administrative functions for Westana and charges a monthly overhead fee to cover such services. The Company records receivable and payable balances at the end of each accounting period related to transactions with Westana and Redman Smackover. At December 31, 1996, the Company's investments in Westana and Redman Smackover was $24.5 million and $5.4 million, respectively.

The Company provides substantially all of the natural gas that Sandia markets. In addition, the Company purchases residue gas from Sandia. The Company records receivable and payable balances at the end of each accounting period related to the above referenced transactions. At December 31, 1996, the Company's investment in Sandia was $141,000.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes account balances reflected in the financial statements (000s):


                                            As of or for the Year Ended December 31,
                                            ----------------------------------------
                                                1996          1995          1994
                                            ------------   -----------   -----------

Accounts Receivable....................          $ 5,552       $ 1,549        $1,676
                                                 =======       =======       =======

Accounts Payable.......................           11,041         4,979         3,033
                                                 =======       =======       =======

Sales..................................           10,592             -             -
                                                 =======       =======       =======

Purchases..............................           57,675        28,196        24,475
                                                 =======       =======       =======

Administrative Costs...................          $   419       $   665       $   891
                                                 =======       =======       =======

In February 1994, the then-President and Chief Operating Officer of the Company, surrendered 25,016 shares of the Company's common stock, which were valued at $31.50 per share based upon the February 22, 1994 closing price, as repayment of a loan and all accrued interest of approximately $788,000.

The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan and the Employee Option Plan (See Note 9). The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for periods specified under the agreements and Board of Directors' resolutions. As of December 31, 1996 and 1995, loans, including accrued interest, totaling $2.2 million and $2.1 million, respectively, were outstanding to certain employees under these programs. The loans are secured by a portion of the Common Stock issued upon exercise of the options and are accounted for as a reduction of stockholders' equity. During 1996 and 1995, the Board of Directors approved the forgiveness of loans and accrued interest to key employees totaling approximately $103,000 and $59,000, respectively, after resignation and prior to satisfaction of the continuous service requirements of the loan agreement.

NOTE 4 - RISK MANAGEMENT
------------------------

Residue Gas, NGL and Electric Power Hedges

The Company's commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of the Company's equity volumes of residue gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by the Company's operating budget. The second goal is to manage price risk related to the Company's physical residue gas, NGL and power marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

The Company utilizes a combination of fixed price forward contracts, exchange-traded futures and options, as well as fixed index swaps, basis swaps and options traded in the OTC market. These instruments allow the Company to preserve value and protect margins because gains or losses in the physical market are offset by corresponding losses or gains in the value of the financial instruments.

The Company uses futures, swaps and options to reduce price risk and basis risk. Basis is the difference in price between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and through OTC swaps and options with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties that contain collateral requirements. The Company generally uses standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked to market daily for the credit review process. The Company's OTC credit risk exposure is partially limited by its ability to require a margin deposit based upon the mark-to-market value of the counterparties' net exposure. The Company is subject to margin deposit requirements under these same agreements. In addition, the Company is subject to similar margin deposit requirements for its NYMEX counterparties related to its net exposures.

The use of financial instruments may expose the Company to the risk of financial loss in certain circumstances, including instances when (i) equity volumes are less than expected, (ii) the Company's customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) the Company's OTC counterparties fail to perform. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of favorable price changes in the physical market. However, it is similarly insulated against decreases in such prices.

As of December 31, 1996, the Company held a notional quantity of approximately 250 Bcf of natural gas futures, swaps and options extending from January 1997 to October 1998 with an average portfolio life of approximately four months. This was comprised of approximately 120 Bcf long and 130 Bcf short of futures, swaps and options. As of December 31, 1996, the Company held a notional quantity of approximately 185,000 MGal of NGL futures, swaps and options extending from January 1997 to December 1997 with an average portfolio life of approximately five months. This was comprised of approximately 55,000 MGal long and 130,000 MGal short of futures, swaps and options. In addition, as of December 31, 1996, the Company held approximately 99,000 MWh of electricity futures, swaps and options all of which expired in January 1997. This was comprised of 44,000 MWh long and 55,000 MWh short with an average portfolio life of one month. As of December 31, 1995, the Company held a notional quantity of approximately 330 Bcf of natural gas futures, swaps and options extending from January 1996 to February 1998 with an average portfolio life of approximately four months. This was comprised of approximately 163 Bcf long and 167 Bcf short of futures, swaps and options. As of December 31, 1995, the Company had no futures, swaps or options positions outstanding related to NGLs or electricity.

At December 31, 1996, the Company had $2.7 million of losses deferred in inventory that will be recognized primarily during the first quarter of 1997 and are expected to be offset by margins from the Company's related forward fixed price hedges and physical sales. At December 31, 1996, the Company had unrecognized net losses of $11.5 million related to financial instruments that are expected to be offset by corresponding unrecognized net gains from the Company's obligations to sell physical quantities of natural gas, NGLs and electric power.

During 1996, the Company began to enter into physical residue gas transactions payable in Canadian Dollars. In order to insulate the Company from adverse changes in currency exchange rates between the United States Dollar and the Canadian Dollar, it has entered into foreign currency hedging transactions. As of December 31, 1996, the notional value of such contracts was immaterial and there were no gains or losses associated with such transactions for the year ended December 31, 1996.

The Company enters into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. The Company's procedures contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains from such speculative activities for the years ended December 31, 1996 and 1995 were not material.

Interest Rate Swaps

In anticipation of issuing the 1995 Senior Notes in the fourth quarter of 1995, the Company entered into an interest rate lock on a notional amount of $50 million, linked to the ten-year U.S. Treasury Bill rate, with a creditworthy counterparty to hedge against the risk of rising interest rates while it completed the 1995 Senior Notes placement. At the time the Company terminated the interest rate lock, interest rates had decreased, which resulted in the realization of a $390,000 loss. The Company considered the loss to be

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a cost of obtaining the privately placed debt and is therefore amortizing it over the ten-year term of the 1995 Senior Notes. At December 31, 1996 and 1995, there were no outstanding interest rate swap agreements.

NOTE 5 - FINANCIAL INSTRUMENTS
------------------------------

The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amount that the Company could realize upon the sale or refinancing of such financial instruments.

                                                  December 31, 1996       December 31, 1995
                                                 --------------------   -----------------------
                                                 Carrying     Fair       Carrying       Fair
                                                  Value       Value       Value         Value
                                                 --------   ---------   ----------   ----------
                                                        (000s)                  (000s)

  Cash and cash equivalents...................   $ 39,504   $ 39,504    $  5,795       $  5,795
  Trade accounts receivable...................    338,708    338,708     204,426        204,426
  Accounts payable............................    386,268    386,268     199,513        199,513
  Long-term debt..............................    379,500    376,076     529,500        528,176
  Risk management contracts...................   $      -   $(11,460)   $      -       $(11,720)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash and cash equivalents, trade accounts receivable and accounts payable Due to the short-term nature of these instruments, the carrying value approximates the fair value.

   Long-term debt
The Company's long-term debt was primarily comprised of fixed rate facilities; for this portion, fair market value was estimated using discounted cash flows based upon the Company's current borrowing rates for debt with similar maturities. The remaining portion of the long-term debt was borrowed on a revolving basis that accrues interest at current rates; as a result, carrying value approximates fair value of the outstanding debt.

   Risk Management Contracts
Fair value represents the amount at which the instrument could be exchanged in a current arms-length transaction.

NOTE 6 - DEBT
-------------

The following summarizes the Company's consolidated debt at the dates indicated
(000s):

                                                December 31,
                                             -------------------
                                               1996       1995
                                             --------   --------
Master shelf and senior notes.............   $292,000   $292,000
Receivables facility......................     75,000     75,000
Bank term loan facility...................     12,500     25,000
Variable rate revolving credit facility...          -    137,500
                                             --------   --------

 Total long-term debt.....................   $379,500   $529,500
                                             ========   ========

   Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, none of which was outstanding at December 31, 1996. The facility's commitment period will terminate on April 1, 1998.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If the facility is not renewed, any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 10 equal quarterly installments, commencing July 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At December 31, 1996, the spread was .875% over the Eurodollar rate, resulting in an interest rate of 6.5%. The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At December 31, 1996, the Company's debt to capitalization ratio was .45 to 1 resulting in a commitment fee rate of .30%. The Company is currently negotiating with its bank syndicate for a new revolving credit facility. The new agreement is expected to be in place within the second quarter of 1997.

   Term Loan Facility. The Company also has a Term Loan Facility with four banks with aggregate principal outstanding as of December 31, 1996 of $12.5 million bearing interest at 9.87%. The final payment on the Term Loan Facility of $12.5 million is due in September 1997 and the Company intends to finance this payment with amounts available under the Revolving Credit Facility.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreements") contain certain mandatory prepayment terms. If funded debt (as defined in the agreement) of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At December 31, 1996, taking into account all the covenants contained in the Credit Facilities Agreements and expected maturities of long-term debt during 1997, the Company had approximately $240 million of available borrowing capacity.

The Credit Facilities Agreements are unsecured. Pursuant to the Credit Facilities Agreements, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of any equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through December 31, 1996 and 55% thereafter, and an EBITDA (as defined therein) to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to 1.0 from November 1, 1996 through October 31, 1997 and 3.75 to
1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995 and paid in 1996 were excluded, per the agreement, from this calculation. At December 31, 1996, $56.2 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1997. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. Net proceeds from the November 1996 offering of 6,325,000 shares of Common Stock were used to reduce indebtedness under the Revolving Credit Facility. At December 31, 1996, the Company had a cash balance of $39.5 million. The cash balance is considered temporary as the cash will be used as the Company commences its 1997 capital expenditure program.

   Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. The Master Shelf contains certain financial covenants which substantially conform with those contained in the Credit Facilities Agreements, as restated and amended. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million)

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s):

                                 Interest       Final
     Issue Date          Amount    Rate       Maturity          Principal Payments Due
------------------       ------    ----    ------------------   -----------------------------------------------

October 27, 1992        $ 25,000   7.51%   October 27, 2000     $8,333 on each of October 27, 1998 through 2000
October 27, 1992          25,000   7.99%   October 27, 2003     $8,333 on each of October 27, 2001 through 2003
September 22, 1993        25,000   6.77%   September 22, 2003   single payment at maturity
December 27, 1993         25,000   7.23%   December 27, 2003    single payment at maturity
October 27, 1994          25,000   9.05%   October 27, 2001     single payment at maturity
October 27, 1994          25,000   9.24%   October 27, 2004     single payment at maturity
July 28, 1995             50,000   7.61%   July 28, 2007        $10,000 on each of July 28, 2003 through 2007
                        --------
                        $200,000
                        ========

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company intends to finance the $7.1 million payment due in 1997 with amounts available under the Revolving Credit Facility. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

     1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

     Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association, as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 5.8421% as of December 31, 1996. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreements, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties have renewed the facility through May 29, 1997. The Company anticipates that it will renew the facility with the current purchaser, enter into a similar agreement with a new purchaser or repay the facility with amounts available under the Revolving Credit Facility.

     Covenant Compliance. At December 31, 1996, the Company was in compliance with all covenants in its loan agreements.

Approximate future maturities of long-term debt at the date indicated are as follows at December 31, 1996 (000s):

1997....................................          $ 94,643
1998....................................            15,476
1999....................................            15,476
2000....................................            15,477
2001....................................            40,476
Thereafter..............................           197,952
                                                  --------

     Total                                        $379,500
                                                  ========

                         WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - INCOME TAXES
---------------------

The provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 is comprised of (000s):

                                                        1996        1995      1994
                                                        ----        ----      ----
Current:
  Federal............................................   $ 1,152    $(3,404)   $1,913
  State..............................................         -          -         -
                                                        -------   --------    ------

  Total Current......................................     1,152     (3,404)    1,913
                                                        -------   --------    ------

Deferred:
  Federal............................................    12,071      1,192     2,113
  State..............................................       467         54       134
                                                        -------   --------    ------

  Total Deferred.....................................    12,538      1,246     2,247
                                                        -------   --------    ------

       Total tax provision...........................   $13,690    $(2,158)   $4,160
                                                        =======   ========    ======

Temporary differences and carryforwards which give rise to the deferred tax (assets) liabilities at December 31, 1996 and 1995 are as follows (000s):


                                                                     1996        1995
                                                                   --------    --------
Property and equipment..........................................   $145,802    $117,885
Differences between the book and tax basis of acquired assets...     16,286      17,146
                                                                   --------    --------

   Total deferred income tax liabilities........................    162,088     135,031
                                                                   --------    --------

Alternative Minimum Tax ("AMT") credit carryforwards............    (26,581)    (25,450)
Net Operating Loss ("NOL") carryforwards........................    (52,996)    (39,608)
                                                                   --------    --------

   Total deferred income tax assets.............................    (79,577)    (65,058)
                                                                   --------    --------

   Net deferred income taxes....................................   $ 82,511    $ 69,973
                                                                   ========    ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (000s):


                                                  1996       %       1995       %       1994       %
                                                --------   -----   --------   ------   -------   -----
Income tax (benefit) at statutory rate.......   $14,570    35.0    $(2,893)   (35.0)   $4,033    35.0
State income taxes, net of federal
 benefit.....................................       562     1.4        (99)    (1.2)      158     1.4
Permanent differences on asset write-downs...         -       -      1,173     14.2         -       -
Reduction of deferred income taxes to
 reflect adjustment in acquired NOL
 carryforward................................      (900)   (2.2)         -        -         -       -
Adjustment to prior year income taxes........      (383)    (.9)      (300)    (3.6)        -       -
Other........................................      (159)    (.4)       (39)     (.5)      (31)    (.3)
                                                -------    ----    -------    -----    ------    ----

   Total.....................................   $13,690    32.9    $(2,158)   (26.1)   $4,160    36.1
                                                =======    ====    =======    =====    ======    ====

At December 31, 1996, the Company had NOL carryforwards for Federal and state income tax purposes and AMT credit carryforwards for Federal income tax purposes of approximately $145.8 million and $26.6 million, respectively. These carryforwards expire as follows (000s):

Expiration Dates                 NOL        AMT
----------------------------   --------   -------
2005........................   $    499   $     -
2006........................        478         -
2007........................        919         -
2008........................     14,966         -
2009........................     51,115         -
2010........................     60,563         -
2011........................     17,238         -
No expiration...............          -    26,581
                               --------   -------

               Total........   $145,778   $26,581
                               ========   =======

The Company believes that the NOL carryforwards and AMT credit carryforwards will be utilized prior to their expiration because they are substantially offset by existing taxable temporary differences reversing within the carryforward period or are expected to be realized by achieving future profitable operations based on the Company's dedicated and owned reserves, past earnings history, projections of future earnings and current assets.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

   JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources,
                        -------------------------------------------------------
Inc. United States District Court for the District of North Dakota, Southwestern
----
Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages are to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The Company has appealed the decision and believes that there are meritorious grounds to reverse the trial court's decision. One other producer has filed a similar claim. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Roosevelt Plant during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to such claims and, if sued, the Company would defend vigorously against any such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

   Kennedy Litigation

M. John Kennedy ("Kennedy") is a producer of oil and natural gas who sells unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processes the gas at two of the Company's plants located in the Powder River Basin, Wyoming. In M. John Kennedy v. Western Gas Resources, Inc., Civil
                          ----------------------------------------------
No. 96-CV-0142-B, United States District Court, District of Wyoming, (Originally filed as Civil Action No. 20522, in the District Court, Sixth Judicial District, State of Wyoming and removed to the United States District Court by notice filed by the Company), Kennedy alleges that he is entitled to higher compensation for residue gas purchased by the Company because the Company allegedly understated the proceeds attributable to his gas. Kennedy also has claimed that the Company reduced his revenues by processing gas that had a lower liquid content than did Kennedy's gas. Kennedy is seeking unspecified damages, including exemplary damages and prejudgment interest. If Kennedy were to prevail in this matter, other producers who sold residue gas that was processed by the two plants during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to Kennedy's claims and other similar potential claims. The Company intends to defend this matter vigorously. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

   Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of the Company's returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such returns that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting certain of these proposed adjustments. In the opinion of management, adequate provision has been made for the additional income taxes and interest that may result from the proposed adjustments. However, it is reasonably possible that the ultimate resolution could result in an amount which differs materially from amounts provided.

   Katy Condemnation

Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in County Court at Law No. 1 and No. 2 of Fort Bend County, Texas, to obtain certain storage rights and rights-of-way relating to its Katy Facility and the related underground reservoir. In February 1996 a global settlement was negotiated in 148 of the 151 condemnation cases requiring Storage to pay approximately $2.5 million in exchange for receiving all the property rights it sought to condemn, along with related releases, assignments and indemnifications. That agreement is expected to be fully implemented in the first quarter of 1997. The Company considers the $2.5 million payment as a cost of building the Katy Facility and will capitalize such costs when they are paid. The remaining three cases not involved in the global settlement are not expected to have any material impact on the Company and are expected to be resolved through the normal course of litigation.

   Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------

   Profit Sharing Plan

A discretionary profit sharing plan (a defined contribution plan) exists for all Company employees meeting certain service requirements. The Company may make annual contributions to the plan as determined by the Board of Directors and provides for a match of 25% of employee contributions on the first 4% of employee compensation contributed. Contributions are made to common/collective trusts for which Fidelity Management Trust Company acts as trustee. The discretionary contributions were $1.7 million, $1.3 million and $1.3 million, for the years ended December 31, 1996, 1995 and 1994, respectively. The matching contributions were $256,000, $183,000 and $264,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   $5.40 Stock Option Plan

In April 1987 and amended in February 1994, the Partnership adopted an employee option plan ("$5.40 Plan") that authorizes granting options to employees to purchase 483,000 common units in the Partnership. Pursuant to the Restructuring, the Company assumed the Partnership's obligation under the employee option plan. The plan was amended upon the Restructuring to allow each holder of existing options to exercise such options and acquire one share of Common Stock for each common unit they were originally entitled to purchase. The exercise price and all other terms and conditions for the exercise of such options issued under the amended plan were the same as under the plan, except that the Restructuring accelerated the time upon which certain options may be exercised. Options may not be exercised after May 31, 1997. The Company has entered into agreements committing the Company to loan to certain employees an amount sufficient to exercise their options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in any one year. The Company will forgive any such loan and associated accrued interest on July 2, 1997, if the employee is then employed by the Company. Under the terms of a severance agreement, the Company extended the maturity date of one former officer's loans to December 31, 2000. As of December 31, 1996 and 1995, loans and accrued interest related to 102,123 and 100,374 shares of Common Stock, respectively, totaling $677,000 and $637,000, respectively, were outstanding under these terms.

   Key Employees' Incentive Stock Option Plan and Non-employee Director Stock Option Plan

Effective April 1987, the Board of Directors of the Company adopted a Key Employees' Incentive Stock Option Plan ("Key Employee Plan") and a Non-Employee Director Stock Option Plan ("Directors' Plan") that authorize the granting of options to purchase 250,000 and 20,000 shares of the Company's Common Stock, respectively. Under the plans, each of these options became exercisable as to 25% of the shares covered by it on the later of January 1, 1992 or one year from the date of grant, subject to the continuation of the optionee's relationship with the Company, and became exercisable as to an additional 25% of the covered shares on the later of each subsequent January 1 through 1995 or on each subsequent date of grant anniversary, subject to the same condition. The Company has entered into agreements committing the Company to loan certain employees an amount sufficient to exercise their options as each portion of their options vests. The Company will forgive such loans and associated accrued interest if the employee has been continuously employed by the Company for four years after the date of each loan increment. In January 1997, the Board of Directors voted to extend the maturity for each of the loan increments by three years for the first series of maturities and by two years for all other maturities. During 1996, under the terms of a severance agreement, the Company extended the maturity date of one former officer's loans to December 31, 2000. In addition, under the terms of a severance agreement, the loans of a former officer are being forgiven over the life of the original loan forgiveness schedule. As of December 31, 1996 and 1995, loans and accrued interest related to 118,750 and 125,000 shares of Common Stock, respectively, totaling $1.6 million and $1.5 million, respectively, were outstanding under these terms.

   1993 Stock Option Plan

The 1993 Stock Option Plan ("1993 Plan") became effective on May 24, 1993 after approval by the Company's stockholders. The 1993 Plan is intended to be an incentive stock option plan in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The Company has reserved 1,000,000 shares of Common Stock for issuance upon exercise of options under the 1993 Plan. The 1993 Plan will terminate on the earlier of March 28, 2003 or the date on which all options granted under the 1993 Plan have been exercised in full.

                          WESTERN GAS RESOURCES, INC.
                 NOTES TO CONSOLIDATED STATEMENTS (CONTINUED)

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

The following table summarizes the number of stock options exercisable and available for grant under the Company's benefit plans:

                                                                         Key Employee   Directors'
                                                            $5.40 Plan       Plan          Plan       1993 Plan
                                                            ----------   ------------   ----------    ---------
Exercisable at December 31, 1994........................      75,348        18,750         6,375        64,025
Exercisable at December 31, 1995........................      47,571        37,500         9,750       170.344
Exercisable at December 31, 1996........................      33,148        56,250        11,000       288,438

Available for grant at December 31, 1994................           -        31,250         1,250       362,414
Available for grant at December 31, 1995................           -        31,250         1,250       309,872
Available for grant at December 31, 1996................           -        31,250         1,250         4,734


The following table summarizes the stock option activity under the Company's benefit plans:

                                                                     Number of Shares
                                  Per Share      -----------------------------------------------------------
                                    Price                      Key Employee      Directors'
                                    Range        $5.40 Plan        Plan             Plan           1993 Plan
                               ---------------   ----------    ------------      ----------        ---------
Balance 12/31/93.............                      120,385        150,000           13,500          368,634
 Granted.....................  $18.63 - $32.50           -              -            5,000          321,464
 Exercised...................    5.40 - 10.71      (44,345)       (37,500)          (3,750)               -
 Forfeited or canceled.......    5.40 - 35.00         (692)        (6,250)          (1,250)         (52,512)
                                                  --------        -------          -------          -------

Balance 12/31/94.............                       75,348        106,250           13,500          637,586
 Granted.....................   16.13 - 23.50            -              -                -          137,567
 Exercised...................    5.40 - 15.00      (26,161)       (31,250)               -                -
 Forfeited or canceled.......    5.40 - 35.00       (1,616)             -                -          (87,092)
                                                  --------        -------          -------          -------

Balance 12/31/95.............                       47,571         75,000           13,500          688,061
 Granted.....................   13.88 - 18.63            -              -                -          351,733
 Exercised...................       5.40           (14,423)             -                -                -
 Forfeited or canceled.......  $13.25 - $35.00           -              -                -          (46,595)
                                                  --------        -------          -------          -------

Balance 12/31/96.............                       33,148         75,000           13,500          993,199
                                                  ========        =======          =======          =======

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the weighted average option exercise price information under the Company's benefit plans:


                                            Key Employee     Directors'
                             $5.40 Plan         Plan            Plan        1993 Plan
                             ----------     ------------     ----------     ---------

Balance 12/31/93..........      $5.40          $20.47          $12.30         $32.75
  Granted.................          -               -           19.94          20.17
  Exercised...............       5.40           10.71           15.00              -
  Forfeited or canceled...       5.40           10.71           15.00          32.84
Balance 12/31/94..........       5.40           24.49           14.13          26.40
  Granted.................          -               -               -          20.68
  Exercised...............       5.40           10.71               -              -
  Forfeited or canceled...       5.40               -               -          27.53
Balance 12/31/95..........       5.40           30.23           14.13          25.11
  Granted.................          -               -               -          14.63
  Exercised...............       5.40               -               -              -
  Forfeited or canceled...          -               -               -          27.05
Balance 12/31/96..........      $5.40          $30.23          $14.13         $21.31


SFAS No. 123 encourages companies to record compensation expense for stock-based compensation plans at fair value. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for such plans as prescribed by APB No. 25. SFAS No. 123 requires pro forma disclosures in 1996 for the years ended December 31, 1996 and 1995. Such information was only calculated for the options granted in 1995 and 1996 under the 1993 Plan as there were no grants under any other plans. The weighted average fair value of options granted of $10.18 and $6.03 for the years ended December 31, 1996 and 1995, respectively, were estimated using the Black-Scholes option-pricing model with the following assumptions:


                                       1996     1995
                                      ------   ------

  Risk-free interest rate..........    6.35%    5.65%
  Expected life (in years).........       7        8
  Expected volatility..............      37%      32%
  Expected dividends (quarterly)...   $ .05    $ .05


Had compensation expense for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with the fair value method under SFAS No. 123, the Company's net income (loss), income (loss) attributable to common stock and earnings (loss) per share of common stock would approximate the pro forma amounts below (000s, except per share amounts):


                                                               1996                       1995
                                                      -----------------------   -------------------------
                                                      As Reported   Pro forma   As Reported    Pro forma
                                                      -----------   ---------   ------------   ----------

  Net income (loss)................................       $27,941     $27,891      $ (6,108)    $ (6,108)
  Net income (loss) attributable to common stock...        17,502      17,452       (21,539)     (21,539)
  Earnings (loss) per share of common stock........       $   .66     $   .66      $   (.84)    $   (.84)


The 1993 Plan dictates that the options granted will vest 20% each year on the anniversary of the date of grant commencing with the first anniversary. As a result, no compensation expense, as defined under SFAS No. 123, is recognized in the year options are granted. In addition, the fair market value of the options at grant date is amortized over this vesting schedule for purposes of calculating compensation expense. In the initial years of implementation of SFAS No. 123, the pro forma compensation expense will not be representative of future pro forma expense.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
----------------------------------------------------------------------
(UNAUDITED):
------------

  Costs

The following tables set forth capitalized costs at December 31, 1996, 1995 and 1994 and costs incurred for oil and gas producing activities for the years ended December 31, 1996, 1995 and 1994 (000s):

                                                                       1996        1995        1994
                                                                     --------    --------    --------
Capitalized costs:
 Proved properties................................................   $140,871    $136,499    $136,861
 Unproved properties..............................................      8,064       6,279       7,448
                                                                     --------    --------    --------

Total.............................................................    148,935     142,778     144,309
 Less accumulated depletion.......................................    (58,548)    (46,792)    (35,346)
                                                                     --------    --------    --------

Net capitalized costs.............................................   $ 90,387    $ 95,986    $108,963
                                                                     ========    ========    ========

The Company's share of Redman Smackover's net capitalized costs...   $  4,385    $  5,216    $      -
                                                                     ========    ========    ========

Costs incurred:
Acquisition of properties
 Proved...........................................................   $    242    $  1,591    $  2,523
 Unproved.........................................................        909         128       1,617
Development costs.................................................      3,893       3,035       3,555
Exploration costs.................................................      2,581       1,102       2,465
                                                                     --------    --------    --------

Total costs incurred..............................................   $  7,625    $  5,856    $ 10,160
                                                                     ========    ========    ========

The Company's share of Redman Smackover's costs incurred..........   $      8    $  5,540    $      -
                                                                     ========    ========    ========

   Results of Operations

The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended December 31, 1996, 1995 and 1994 are as follows (000s):

                                                            1996        1995        1994
                                                          ---------   ---------   ---------
Revenues from sale of oil and gas:
 Sales.................................................   $  1,821    $  2,490    $  3,402
 Transfers.............................................     31,733      29,739      37,335
                                                          --------    --------    --------

   Total...............................................     33,554      32,229      40,737
Production costs.......................................     (4,256)     (4,160)     (4,960)
Exploration costs......................................       (898)       (956)       (489)
Depreciation, depletion and amortization...............    (11,756)    (15,081)    (17,469)
Income tax expense.....................................     (6,261)     (4,429)     (6,030)
                                                          --------    --------    --------

Results of operations..................................   $ 10,383    $  7,603    $ 11,789
                                                          ========    ========    ========

The Company's share of Redman Smackover's operations...   $  1,745    $    324    $      -
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

The following table sets forth information for the years ended December 31, 1996, 1995 and 1994 with respect to changes in the Company's proved reserves, all of which are in the United States. The Company has no significant undeveloped reserves.

                                                                Natural     Crude
                                                                  Gas        Oil
                                                                 (MMcf)    (MBbls)
                                                                --------   -------
Proved reserves:
  December 31, 1993..........................................   135,591       493
  Revisions of previous estimates............................    19,562        35
  Purchases of reserves in place.............................       977       121
  Production.................................................   (21,589)     (171)
                                                                -------      ----

  December 31, 1994..........................................   134,541       478
  Revisions of previous estimates............................    (8,846)      437
  Production.................................................   (16,875)     (200)
                                                                -------      ----

  December 31, 1995..........................................   108,820       715
  Revisions of previous estimates............................    (2,147)      286
  Purchases of reserves in place.............................     2,372         -
  Production.................................................   (13,014)     (158)
                                                                -------      ----

  December 31, 1996..........................................    96,031       843
                                                                =======      ====

The Company's share of Redman Smackover's proved reserves:
  December 31, 1995..........................................    12,647         -
                                                                =======      ====
  December 31, 1996..........................................    10,811         -
                                                                =======      ====

   Standardized Measures of Discounted Future Net Cash Flows

Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying year end prices of oil and gas relating to the Company's proven reserves to the year end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements, including futures contracts, in existence at year end.

The assumptions used to compute estimated future net revenues do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

indirectly from factors outside of the Company's control, such as unintentional delays in development, changes in prices or regulatory controls. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to the Company's proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.

An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the years ended December 31, 1996, 1995 and 1994 is as follows (000s):

                                                                                   1996        1995        1994
                                                                                ----------   ---------   ---------

Future cash inflows..........................................................   $ 305,095    $230,986    $239,188
Future production costs......................................................     (54,306)    (52,442)    (50,214)
Future development costs.....................................................      (1,728)     (3,564)     (9,230)
Future income tax expense....................................................     (37,870)    (18,386)    (16,783)
                                                                                ---------    --------    --------
Future net cash flows........................................................     211,191     156,594     162,961
10% annual discount for estimated timing of cash flows.......................    (100,474)    (74,832)    (67,230)
                                                                                ---------    --------    --------
Standardized measure of discounted future net cash flows relating to
  proved oil and gas reserves................................................   $ 110,717    $ 81,762    $ 95,731
                                                                                =========    ========    ========

The Company's share of Redman Smackover's standardized measure of
  discounted future net cash flows relating to proved oil and gas reserves...   $   5,684    $  4,665    $      -
                                                                                =========    ========    ========


Principal changes in the Company's estimated discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows (000s):


                                                                                   1996        1995        1994
                                                                                ----------   ---------   ---------

January 1.....................................................................  $  81,762    $ 95,731    $124,125
  Sales and transfers of oil and gas produced, net of production costs........    (29,298)    (28,069)    (35,777)
  Net changes in prices and production costs related to future production.....     61,888      10,788     (33,363)
  Development costs incurred during the period................................      3,893       3,035       3,555
  Changes in estimated future development costs...............................     (2,057)      2,631        (162)
  Revisions of previous quantity estimates....................................      2,554     (12,147)     14,830
  Purchases of reserves in place..............................................      5,266           -       3,882
  Accretion of discount.......................................................      8,176       9,573      12,413
  Net change in income taxes..................................................    (19,484)     (1,603)      8,499
  Other, net..................................................................     (1,983)      1,823      (2,271)
                                                                                ---------    --------    --------

December 31...................................................................  $ 110,717    $ 81,762    $ 95,731
                                                                                =========    ========    ========


                         WESTERN GAS RESOURCES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (COMSOLIDATED)

NOTE 11 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
------------------------------------------------------

The following summarizes certain quarterly results of operations (000s, except per share amounts):

                                                                                                                         Earnings
                                                                                                                        (Loss) Per
                                                                                                  Net                    Share of
                                                                                  Operating      Gross       Income       Common
                                                                                  Revenues     Profit (a)    (Loss)       Stock
                                                                                 ----------    ----------  ---------     --------
1996 quarter ended:
 March 31.....................................................................   $  480,714    $ 33,223    $ 10,233      $ .30
 June 30......................................................................      446,223      24,029       5,432        .11
 September 30.................................................................      467,721      19,275       2,881        .01
 December 31..................................................................      696,351      28,952       9,395        .24
                                                                                 ----------    --------    --------      -----
                                                                                 $2,091,009    $105,479    $ 27,941      $ .66
                                                                                 ==========    ========    ========      =====

1995 quarter ended:
 March 31.....................................................................   $  303,701    $ 18,444    $  1,941    $  (.05)
 June 30......................................................................      304,408      17,671        (403)(b)   (.28)
 September 30.................................................................      286,705      16,518         462       (.08)
 December 31..................................................................      362,170      22,578      (8,108)(c)   (.43)
                                                                                 ----------    --------    --------    -------
                                                                                 $1,256,984    $ 75,211    $ (6,108)   $  (.84)
                                                                                 ==========    ========    ========    =======

(a) Excludes selling and administrative, interest, restructuring and income tax expenses.

(b) Includes costs associated with a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $1.3 million after-tax, restructuring charge was incurred, primarily related to employee severance costs.

(c) Includes an after-tax, non-cash expense resulting from the adoption of SFAS No. 121 of $12.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 21, 1997 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)    Financial Statements:

            Reference is made to page 23 for a list of all financial statements filed as a part of this report.

     (2)    Financial Statement Schedules:

            None required.

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

     3.3 Certificate of Designation of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock of the Company (Filed as exhibit 3.5 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

     3.4 Certificate of Designation of $2.28 Cumulative Preferred Stock of the Company. (Filed as exhibit 3.6 to Western Gas Resources, Inc.'s Registration Statement of Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

     3.5 Certificate of Designation of the $2.625 Cumulative Convertible Preferred Stock of the Company (Filed under cover of Form 8-K dated February 24, 1994 and incorporated herein by reference).

     3.6 Amended and restated of the By-laws of Western Gas Resources, Inc. as adopted by the Board of Directors on September 6, 1996. (Filed as exhibit 3.9 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1996 and incorporated herein by reference).

     10.1 Restated Profit-Sharing Plan and Trust Agreement of Western Gas Resources, Inc. (Filed as exhibit 10.8 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     10.2 Western Gas Resources, Inc. Key Employees' Incentive Stock Option Plan (Filed as exhibit 10.13 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     10.3 Registration Rights Agreement among Western Gas Resources, Inc., WGP, Inc., Heetco, Inc., NV, Dean Phillips, Inc., Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 10.14 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     10.4 Amendment No. 1 to Registration Rights Agreement as of May 1, 1991 between Western Gas Resources, Inc., Bill Sanderson, WGP, Inc., Dean Phillips, Inc., Heetco, Inc., NV, Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 4.2 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

     10.5 Second Amendment and First Restatement of Western Gas Processors, Ltd. Employees' Common Units Option Plan (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

     10.6 Agreement to provide loans to exercise key employees' common stock options (Filed as exhibit 10.26 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

     10.7 Agreement to provide loans to exercise employees' common stock options (Filed as exhibit 10.27 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).


     10.8   Note Purchase Agreement (without exhibits) dated as of April 1,
            1993 by and between the Company and the Purchasers for $50,000,000, 7.65% Senior Notes Due April 30, 2003 (Filed as exhibit 10.48 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.9 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.50 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.10 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.51 to Western Gas Resources Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.11 Amendment No. 1 to Note Purchase Agreement dated as of August 31, 1993 by and among the Company and the Purchasers (Filed as exhibit
            10.61 to Western Gas Resources Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

     10.12 First Restated Loan Agreement (Revolver) (without exhibits) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.65 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

     10.13 Second Amendment to Third Restated Loan Agreement (Term) as of September 2, 1994 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.66 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

     10.14 Amendment No. 2 to Note Purchase Agreement dated as of August 31, 1994 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.68 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

  10.15 First Amendment to First Restated Loan Agreement (Revolver) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit 10.34 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

  10.16 Third Amendment to Third Restated Loan Agreement (Term) as of December 2, 1994 by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit
          10.35 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

  10.17 Second Amendment to First Restated Loan Agreement (Revolver) as of February 23, 1995 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit
          10.36 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

  10.18 Fourth Amendment to Third Restated Loan Agreement (Term) as of February 23, 1995 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as Agent and Certain Banks as Lenders. (Filed as exhibit
          10.37 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

  10.19 Amendment No. 3 to Note Purchase Agreement as of March 22, 1995 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.38 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

  10.20 Form of Employment Agreement by and between Western Gas Resources, Inc. and certain Executive Officers. (Filed as exhibit 10.40 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

  10.21 Receivables Purchase Agreement dated as of February 28, 1995 among Western Gas Resources, Inc. (as seller) and Receivables Capital Corporation (as purchaser) and Bank of America National Trust and Savings Association (as agent). (Filed as exhibit 10.41 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

  10.22 Joint Venture Agreement of Redman Smackover Joint Venture. (Filed as exhibit 10.42 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

  10.23 Amendment No. 4 to Note Purchase Agreements as of July 14, 1995 by and among Western Gas Resources, Inc. and the Purchasers. (Filed as exhibit 10.43 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

  10.24 Amendment No. 1 to Receivables Purchase Agreement as of July 1, 1995 by and among Western Gas Resources, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association. (Filed as exhibit 10.44 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

  10.25 Third Amendment to First Restated Loan Agreement (Revolver) dated July 19, 1995. (Filed as exhibit 10.45 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1995 and incorporated herein by reference).

  10.26 Fifth Amendment to Third Restated Loan Agreement (Term) dated July 19, 1995. (Filed as exhibit 10.47 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1995 and incorporated herein by reference).

  10.27 Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and between Western Gas Resources, Inc. and Prudential Company of America. (Filed as exhibit 10.49 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.28 Sixth Amendment to Third Restated Loan Agreement (Term) dated November 29, 1995 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit 10.50 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.29 Fourth Amendment to First Restated Loan Agreement (Revolver) dated November 29, 1995 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit 10.51 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.30 Senior Note Purchase Agreement dated November 29, 1995 by and among Western Gas Resources, Inc. and the Purchasers identified therein. (Filed as exhibit 10.52 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.31 Fifth Amendment to First Restated Loan Agreement (Revolver) dated March 22, 1996 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit 10.53 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.32 Seventh Amendment to Third Restated Loan Agreement (Term) dated March 22, 1996 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit 10.54 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  10.33 First Amendment to Third Restated Loan Agreement (Term) as of December 31, 1993 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as agent and Certain Banks as Lenders. (Filed as Exhibit 10.63 to Western Gas Resource s, Inc.'s Form 10-K for the year ended December 31, 1993).

  10.34 Extension of Receivables Purchase Agreement dated as of February 28, 1995, among Western Gas Resources, Inc., as Seller, Receivable Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent. (Filed as exhibit 10.56 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1996 and incorporated herein by reference).

  10.35 Amendment No. 2 to Receivables Purchase Agreement dated as of February 28, 1995, by and among Western Gas Resources, Inc., as Seller, Receivable Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent. (Filed as exhibit
          10.57 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1996 and incorporated herein by reference).

  10.36 Amendment No. 3 to Receivables Purchase Agreement dated as of October 16, 1996, by and among Western Gas Resources, Inc., as Seller, Receivables Capital Corporation, as Purchaser, and Bank of America National Trust and Savings Association, as Agent. (Filed as exhibit
          10.58 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1996 and incorporated herein by reference).

  10.37 Eighth Amendment to Third Restated Loan Agreement (Term) dated October 16, 1996, by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A., as agent, and the Lenders. (Filed as exhibit 10.59 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1996 and incorporated herein by reference).

  10.38 Sixth Amendment to First Restated Loan Agreement (Revolver) dated October 16, 1996, by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A., as agent, and the Lenders. (Filed as exhibit 10.60 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1996 and incorporated herein by reference).

  10.39 Seventh Amendment to First Restated Loan Agreement (Revolver) dated December 19, 1996, by and among Western Gas Resources, Inc. and NationsBank of Texas, N.A., as agent, and the Lenders.

  11.1  Statement regarding computation of per share earnings.

  21.1  List of Subsidiaries of Western Gas Resources, Inc.

  23.1  Consent of Price Waterhouse LLP, independent accountants.

(b) Reports on Form 8-K:

  A report on Form 8-K was filed on November 1, 1996 to file certain consents related to the Company's shelf registrations.

  A report on Form 8-K was filed on November 22, 1996 to file certain consents, Underwriting Agreement and Pricing Agreement related to the Company's offering of 6,325,000 shares of common stock.


(c) Exhibits required by Item 601 of Regulation S-K.  See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 14, 1997.

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
                                  (Registrant)


                        By:  /S/ Brion G. Wise
                             -----------------
                             Brion G. Wise
                             Chairman of the Board and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Brion G. Wise          Chairman of the Board, Chief Executive Officer   March 14, 1997
----------------------
Brion G. Wise              and Director


/S/ W. L. Stonehocker      Vice Chairman of the Board and Director          March 14, 1997
----------------------
Walter L. Stonehocker


/S/ B. M. Sanderson        Director                                         March 14, 1997
----------------------
Bill M. Sanderson


                           Director                                         March 14, 1997
----------------------
Richard B. Robinson


/S/ Dean Phillips          Director                                         March 14, 1997
----------------------
Dean Phillips


                           Director                                         March 14, 1997
----------------------
Ward Sauvage


/S/ James A. Senty         Director                                         March 11, 1997
----------------------
James A. Senty

                           Director                                         March 14, 1997
----------------------
Joseph E. Reid


/S/ William J. Krysiak     Vice President - Finance (Principal Financial    March 14, 1997
----------------------
William J. Krysiak         and Accounting Officer)

                                       56