Form 10-Q
period 1997-03-31
WESTERN GAS RESOURCES INC
filed 1997-05-15
CIK 856716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
       _________________


                         Commission file number 1-10389
                                                -------



                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                  84-1127613
--------------------------------------------   ---------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification No.)

  12200 N. Pecos Street, Denver, Colorado              80234-3439
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


On May 1, 1997, there were 32,138,388 shares of the registrant's Common Stock outstanding.

================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I - Financial Information                                       Page
------------------------------                                       ----

  Item 1. Financial Statements

        Consolidated Balance Sheet - March 31, 1997 and
         December 31, 1996..................................          3

        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1997 and 1996...............          4

        Consolidated Statement of Operations - Three
         Months Ended March 31, 1997 and 1996...............          5

        Consolidated Statement of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1997.........          6

        Notes to Consolidated Financial Statements..........          7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............          8


PART II - Other Information
---------------------------

  Item 1. Legal Proceedings.................................         14

  Item 6. Exhibits and Reports on Form 8-K..................         15

Signatures..................................................         16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                   (000s, except share and per share amounts)

                                                                                 March 31,   December 31,
                                                                                   1997          1996
                                                                                -----------  -------------
   ASSETS                                                                       (unaudited)
   ------
Current assets:
 Cash and cash equivalents....................................................  $   42,823     $   39,504
 Trade accounts receivable, net...............................................     183,933        338,708
 Product inventory............................................................      14,490         25,972
 Parts inventory..............................................................       2,161          2,599
 Other........................................................................       3,955          1,477
                                                                                ----------     ----------
  Total current assets........................................................     247,362        408,260
                                                                                ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................     948,430        938,902
 Oil and gas properties and equipment.........................................     165,329        144,732
 Construction in progress.....................................................      69,008         35,250
                                                                                ----------     ----------
                                                                                 1,182,767      1,118,884
Accumulated depreciation, depletion and amortization..................            (265,850)      (252,571)
                                                                                ----------     ----------
  Total property and equipment, net...........................................     916,917        866,313
                                                                                ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $25,500 and
  $24,552, respectively)......................................................      45,741         46,689
 Other........................................................................      40,453         40,369
                                                                                ----------     ----------
  Total other assets..........................................................      86,194         87,058
                                                                                ----------     ----------
Total assets..................................................................  $1,250,473     $1,361,631
                                                                                ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................  $  261,615     $  386,268
 Accrued expenses.............................................................      31,035         28,670
 Dividends payable............................................................       4,215          4,215
                                                                                ----------     ----------
  Total current liabilities...................................................     296,865        419,153
Long-term debt................................................................     379,500        379,500
Deferred income taxes payable.................................................      87,169         82,511
                                                                                ----------     ----------
  Total liabilities...........................................................     763,534        881,164
                                                                                ----------     ----------
Commitments and contingent liabilities........................................           -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000 aggregate liquidation preference).................................         140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000 aggregate liquidation preference)....................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,139,501 and
  32,134,151 shares issued, respectively......................................       3,214          3,213
 Treasury stock, at cost, 25,016 shares in treasury...........................        (788)          (788)
 Additional paid-in capital...................................................     397,090        397,061
 Retained earnings............................................................      88,771         82,378
 Notes receivable from key employees secured by common stock..................      (1,764)        (1,813)
                                                                                ----------     ----------
  Total stockholders' equity..................................................     486,939        480,467
                                                                                ----------     ----------
Total liabilities and stockholders' equity....................................  $1,250,473     $1,361,631
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                              ----------------------
                                                                                 1997        1996
                                                                              ----------  ----------
Reconciliation of net income to net cash provided by operating activities:
Net income..................................................................  $  10,608   $  10,233
Add income items that do not affect cash:
 Depreciation, depletion and amortization...................................     15,174      15,662
 Deferred income taxes......................................................      4,658       4,680
 Distributions in excess of equity income, net..............................        276       2,798
 Other non-cash items, net..................................................        896         (26)
                                                                              ---------   ---------
                                                                                 31,612      33,347
                                                                              ---------   ---------
Adjustments to working capital to arrive at net cash provided by operating activities:

 Decrease (increase) in trade accounts receivable...........................    154,652      (2,286)
 Decrease in product inventory..............................................     10,983      20,809
 Decrease (increase) in parts inventory.....................................        438        (585)
 Increase in other current assets...........................................     (2,478)     (1,267)
 Decrease in other assets and liabilities, net..............................       (233)        (82)
 (Decrease) increase in accounts payable....................................   (124,651)     19,705
 (Decrease) increase in accrued expenses....................................     (5,313)      4,209
                                                                              ---------   ---------
  Total adjustments.........................................................     33,398      40,503
                                                                              ---------   ---------
Net cash provided by operating activities...................................     65,010      73,850
                                                                              ---------   ---------

Cash flows from investing activities:

 Purchases of  property and equipment.......................................    (57,963)     (9,893)
 Proceeds from the dispositions of property and equipment...................      1,134         353
 Contributions to equity investees..........................................       (668)       (165)
                                                                              ---------   ---------

Net cash used in investing activities.......................................    (57,497)     (9,705)
                                                                              ---------   ---------

Cash flows from financing activities:

 Proceeds from exercise of common stock options.............................         22          16
 Debt issue costs paid......................................................          -        (357)
 Payments on revolving credit facility......................................    (79,950)   (339,800)
 Borrowings under revolving credit facility.................................     79,950     289,300
 Dividends paid.............................................................     (4,216)     (3,899)
                                                                              ---------   ---------

Net cash used in financing activities.......................................     (4,194)    (54,740)
                                                                              ---------   ---------
Net increase in cash and cash equivalents...................................      3,319       9,405

Cash and cash equivalents at beginning of period............................     39,504       5,795
                                                                              ---------   ---------
Cash and cash equivalents at end of period..................................  $  42,823   $  15,200
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (000s, except share and per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                           1997        1996
                                                       -----------   -----------
Revenues:
 Sale of residue gas.................................  $   429,182   $  347,507
 Sale of natural gas liquids.........................      169,099      119,678
 Sale of electric power..............................       24,106           60
 Processing, transportation and storage revenue......       10,269       11,214
 Other, net..........................................        2,882        2,255
                                                       -----------   -----------

  Total revenues.....................................      635,538      480,714
                                                       -----------   -----------
Costs and expenses:
 Product purchases...................................      570,365      412,123
 Plant operating expense.............................       17,985       18,597
 Oil and gas exploration and production expense......        1,167        1,109
 Depreciation, depletion and amortization............       15,174       15,662
 Selling and administrative expense..................        7,734        7,725
 Interest expense....................................        6,427        9,454
                                                       -----------   -----------

  Total costs and expenses...........................      618,852      464,670
                                                       -----------   -----------

Income before taxes..................................       16,686       16,044

Provision for income taxes:
 Current.............................................        1,420        1,131
 Deferred............................................        4,658        4,680
                                                       -----------   -----------

                                                             6,078        5,811
                                                       -----------   -----------

Net income...........................................       10,608       10,233

Preferred stock requirements.........................       (2,610)      (2,610)
                                                       -----------   -----------
Income attributable to common stock..................  $     7,998   $    7,623
                                                       ===========   ===========
Income per share of common stock.....................  $       .25   $      .30
                                                       ===========   ===========
Weighted average shares of common stock outstanding..   32,111,695   25,771,928
                                                       ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                          (000s, except share amounts)





                                          Shares of
                            Shares of      $2.625                                         $2.625
                              $2.28      Cumulative                Shares       $2.28    Cumulative
                            Cumulative   Convertible   Shares     of Common   Cumulative Convertible                    Additional
                            Preferred    Preferred    of Common     Stock     Preferred  Preferred   Common    Treasury   Paid-In
                               Stock       Stock       Stock     in Treasury    Stock     Stock      Stock      Stock     Capital
                             ---------  -----------  ----------  -----------  ----------  ------    --------   --------  ---------


Balance at December 31,
 1996......................  1,400,000    2,760,000  32,109,135  25,016      $  140         $276    $3,213     $(788)  $397,061
Net income.................          -            -           -       -           -            -         -         -          -
Stock options exercised....          -            -       5,350       -           -            -         1         -         29
Loans forgiven.............          -            -           -       -           -            -         -         -          -
Dividends declared on
 common stock..............          -            -           -       -           -            -         -         -          -
Dividends declared on
 $2.28 cumulative
 preferred stock...........          -            -           -       -           -            -         -         -          -
Dividends declared on
 $2.625 cumulative
 convertible preferred
 stock.....................          -            -           -       -           -            -         -         -          -
                             ---------  -----------  ----------  ------  ----------  -----------    ------  --------   --------

Balance at March 31, 1997    1,400,000    2,760,000  32,114,485  25,016      $  140         $276    $3,214     $(788)  $397,090
                             =========  ===========  ==========  ======  ==========  ===========    ======  ========   ========

                                            Notes        Total
                                          Receivable     Stock-
                              Retained     from Key     holders'
                              Earnings    Employees     Equity
                             ----------- ----------- -----------

Balance at December 31,
 1996......................      $82,378   $(1,813)  $480,467
Net income.................       10,608         -     10,608
Stock options exercised....            -        (8)        22
Loans forgiven.............            -        57         57
Dividends declared on
 common stock..............       (1,606)        -     (1,606)
Dividends declared on
 $2.28 cumulative
 preferred stock...........         (798)        -       (798)
Dividends declared on
 $2.625 cumulative
 convertible preferred
 stock.....................       (1,811)        -     (1,811)
                                 -------   -------   --------

Balance at March 31, 1997        $88,771   $(1,764)  $486,939
                                 =======   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The interim consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

Certain prior years' amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1997.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Income attributable to common stock is income less preferred stock dividends. The Company declared preferred stock dividends of $2.6 million
for both of the three month periods ended March 31, 1997 and 1996.   The
computation of fully diluted earnings per share of common stock for the three months ended March 31, 1997 and 1996 was not dilutive; therefore, only primary earnings per share of common stock is presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") with an effective date for fiscal years ending after December 15, 1997. The Company does not believe that the implementation of SFAS 128 will result in a material change in calculated earnings per share.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $6.3 million and $9.2 million, respectively, for the three months ended March 31, 1997 and 1996.

No income taxes were paid during the three months ended March 31, 1997 nor for the three months ended March 31, 1996.

   LEGAL PROCEEDINGS

Reference is made to "Item 1. Legal Proceedings-Part II-Other Information," of this Form 10-Q.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996
(000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).


                                             Three Months Ended
                                                  March 31,
                                             -------------------  Percent
                                               1997       1996    Change
                                             ---------  --------  -------
FINANCIAL RESULTS:
Revenues...................................   $635,538  $480,714      32
Gross profit...............................     30,847    33,223      (7)
Net income.................................     10,608    10,233       4
Income per share of common stock....               .25       .30     (17)
Net cash provided by operating activities..   $ 65,010  $ 73,850     (12)

OPERATING DATA:
Average gas sales (MMcf/D).................      1,820     1,858      (2)
Average NGL sales (MGal/D).................      4,275     3,670      16
Average gas prices ($/Mcf).................   $   2.61  $   2.07      26
Average NGL prices ($/Gal).................   $    .44  $    .35      26


Revenues from the sale of residue gas increased approximately $81.7 million for the three months ended March 31, 1997 compared to the same period in 1996. Average gas sales volumes decreased 38 MMcf per day to 1,820 MMcf per day for the three months ended March 31, 1997 compared to the same period in 1996, largely due to a decrease in the sale of residue gas purchased from third parties. Average gas prices realized by the Company increased $.54 per Mcf to $2.61 per Mcf for the three months ended March 31, 1997 compared to the same period in 1996. Included in the realized residue gas price was approximately $500,000 of loss recognized for the three months ended March 31, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1997. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs increased approximately $49.4 million for the three months ended March 31, 1997 compared to the same period in 1996. Average NGL sales volumes increased 605 MGal per day to 4,275 MGal per day for the three months ended March 31, 1997 compared to the same period in 1996, largely due to an increase in the sale of NGLs purchased from third parties. Average NGL prices realized by the Company increased $.09 per gallon to $.44 per gallon for the three months ended March 31, 1997 compared to the same period in 1996. Included in the realized NGL price was approximately $2.6 million of gain recognized for the three months ended March 31, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1997. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenue associated with electric power marketing increased $24.0 million for the three months ended March 31, 1997 compared to the same period in 1996 as the Company had minimal transactions in this market during the first quarter of 1996.

The increase of $158.2 million in product purchases is primarily due to the increase in commodity prices. Combined product purchases as a percentage of residue gas, NGL and electric power sales increased from 88% to 92% for the three months ended March 31, 1997 compared to the same period in 1996. The benefit of the increase in residue gas prices compared to the first quarter of 1996, was partially offset by the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs decline relative to the value of residue gas. Rocky Mountain residue gas prices have now declined to a level that allows more profitable NGL recovery. Additionally, due to the volatility in the NGL market, the Company recognized trading losses associated with liquid inventory held at Mont
Belvieu and Conway storage facilities and by narrowing margins in converting normal butane into iso-butane at the Company's Reno Junction isomerization facility. Overall, the increased product purchase percentage is a continuing trend based upon the growth of third-party sales, which typically have lower margins than sales of the Company's equity production. Over the past several years, the Company has experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. The Company believes, by targeting end-use markets and utilizing risk management techniques, these margins will continue to stabilize. However, there is no assurance that the Company will be able to expand its current end-use business.

Interest expense decreased $3.0 million for the three months ended March 31, 1997 compared to the same period in 1996. The decrease was primarily due to the use of the Company's net proceeds from the November 1996 public offering of 6,325,000 shares of Common Stock to reduce indebtedness under the Revolving Credit Facility.

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

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1997.

The Company's sources and uses of funds for the three months ended March 31, 1997 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings under revolving credit facility..  $ 79,950
     Net cash provided by operating activities...    65,010
     Other.......................................     1,156
                                                   --------
     Total sources of funds......................  $146,116
                                                   ========
USES OF FUNDS:
     Payments on revolving credit facility.......  $ 79,950
     Capital expenditures........................    58,631
     Dividends paid..............................     4,216
                                                   --------

     Total uses of funds.........................  $142,797
                                                   ========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 4.7 Bcf at an average cost of $1.80 per Mcf at March 31, 1997 as compared to approximately 10.4 Bcf at an average cost of $1.84 per Mcf at December 31, 1996, primarily at the Katy Facility. At March 31, 1997, the Company had hedging contracts in place for anticipated sales at a weighted average price of $2.08 per Mcf for all of the stored residue gas in inventory. The Company also held NGLs in storage of approximately 16,000 MGal at an average cost of $.37 per gallon and approximately 16,100 MGal at an average cost of $.42 per gallon at March 31, 1997 and December 31, 1996, respectively, at various third-party storage facilities. At March 31, 1997, the Company did not have any hedging contracts in place associated with NGLs in storage.

     Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and through OTC swaps and options with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. Using these tools, the Company has hedged a portion of its equity volumes of residue gas and NGLs in 1997 at pricing levels in excess of its 1997 operating budget. The Company's hedging strategy establishes a minimum and maximum price to the Company while allowing market participation between these levels. As of May 13, 1997, the Company had hedged approximately 60% of its residue equity gas for the remainder of 1997 at a weighted average NYMEX-equivalent minimum price of $2.09 per Mcf. Additionally, the Company has hedged approximately 45% of its equity NGLs for 1997 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.38 per gallon.

     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $166.4 million during 1997, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $124.8 million, of which $111.9 million will be used for new connects, system expansions and asset consolidations and $12.9 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities, the Katy Facility and miscellaneous items to be $36.4 million, $3.3 million and $1.9 million, respectively. As of March 31, 1997, the Company had expended, including a $7.6 million note payable related to the purchase of certain assets in the Powder River Basin, $66.2 million consisting of the following: (i) $35.7 million for new connects, system expansions and asset consolidations; (ii) $1.6 million for maintaining existing facilities;
(iii) $26.1 for exploration and production activities; (iv) $2.4 million related to the Katy Facility; and (v) $400,000 of miscellaneous expenditures.

The Company is currently constructing the Bethel facility in East Texas that will gather gas from the Cotton Valley Pinnacle Reef trend. Based upon currently anticipated gas compositions, this facility could treat up to approximately 350 MMcf per day. The Bethel facility has been designed to accommodate incremental expansions, depending upon the success of continued development in the trend. Construction of the Bethel facility began in September 1996. The facility is expected to commence operations at a throughput capacity of approximately 180 MMcf per day in July 1997. The initial phase is expected to be completed to reach the 350 MMcf per day of throughput capacity during the first quarter of 1998, approximately 75 days after the receipt of a pending air quality permit. The initial phase of construction is expected to cost approximately $80 million, approximately $37.5 million has been expended since inception through March 31, 1997. Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company, UMC Petroleum Corporation and Broughton Associates Joint Venture, relating to their interests in the Cotton Valley Pinnacle Reef trend. The agreements cover specified areas of dedication aggregating approximately 500,000 acres of previously undedicated interests. However, due to uncertainties related to construction costs, possible delays in permitting and other conditions outside the Company's control, there can be no assurance that this project will develop as rapidly as currently anticipated. In addition, a portion of the production that is anticipated to be gathered and treated at the Bethel facility is expected to be produced from prospects that have not yet been drilled and completed, and there can be no assurance of successful completion of wells in these prospects.

The Company is currently expanding the capacity at its Midkiff/Benedum facility from 150 MMcf per day to 180 MMcf per day. The expansion is in anticipation of increased drilling activity by Parker & Parsley and other producers which supply natural gas to this facility. The expansion is expected to be completed during the second quarter of 1997 and the Company's share of the expansion is expected to cost $4.3 million.

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

     Financing Facilities

     Revolving Credit Facility. The Company's variable rate Revolving Credit Facility, as restated on September 2, 1994 and subsequently amended, with a syndicate of eight banks, provides for a maximum borrowing base of $300 million, none of which was outstanding at March 31, 1997. The facility's commitment period will terminate on April 1, 1998. If the facility is not renewed, any outstanding balance thereunder at such time will convert to a three-year term loan, which will be payable in 10 equal quarterly installments, commencing July 1, 1998. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The interest rate spreads are adjusted based on the Company's debt to capitalization ratio. At March 31, 1997, the spread was .875% over the Eurodollar rate, resulting in an interest rate of 6.5%. The Company pays a commitment fee on the unused commitment ranging from .15% to .375% based on the debt to capitalization ratio. At March 31, 1997, the Company's debt to capitalization ratio was .46 to 1 resulting in a commitment fee rate of .30%. The Company is currently negotiating with its bank syndicate for a new revolving credit facility. The new agreement is expected to be in place within the second quarter of 1997.

     Term Loan Facility. The Company also has a Term Loan Facility with four banks with aggregate principal outstanding as of March 31, 1997 of $12.5 million bearing interest at 9.87%. The final payment on the Term Loan Facility of $12.5 million is due in September 1997 and the Company intends to finance this payment with amounts available under the Revolving Credit Facility.

The agreements governing the Company's Revolving Credit and Term Loan Facilities (the "Credit Facilities Agreements") contain certain mandatory prepayment terms. If funded debt (as defined in the agreement) of the Company, which has a final maturity on or before October 1, 2000, exceeds four times (4.0 to 1.0) the sum of the Company's last four quarters' cash flow (as defined in the agreement) less preferred stock dividends projected to be paid during the next four quarters, the overage must be repaid in no more than six monthly payments, commencing 90 days from notification. This mandatory prepayment threshold will be reduced to 3.5 to 1.0 at September 1, 1998. At March 31, 1997, taking into account all the covenants contained in the Credit Facilities Agreements and expected maturities of long-term debt during 1997, the Company had approximately $170 million of available borrowing capacity.

The Credit Facilities Agreements are unsecured. Pursuant to the Credit Facilities Agreements, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net income earned after June 30, 1995 plus 75% of the net proceeds received after June 30, 1995 from the sale of any equity securities, a debt to capitalization ratio (as defined therein) of no more than 60% through December 31, 1996 and 55% thereafter, and an EBITDA (as defined therein) to interest ratio of not less than 3.00 to 1.0 through October 31, 1996, 3.25 to 1.0 from November 1, 1996 through October 31, 1997 and
3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after December 31, 1995, that in the aggregate exceed the sum of $10 million plus 50% of consolidated net income earned after December 31, 1995 plus 50% of the cumulative net proceeds received by the Company after December 31, 1995 from the sale of any equity securities. The dividends declared in the fourth quarter of 1995 and paid in 1996 were excluded, per the agreement, from this calculation. At March 31, 1997, $9.2 million was available under this limitation, which is sufficient to pay required preferred stock dividends in 1997. The Company generally utilizes excess daily funds to reduce any outstanding revolving credit balances and associated interest expense and it intends to continue such practice. Net proceeds from the November 1996 offering of 6,325,000 shares of Common Stock were used to reduce indebtedness under the Revolving Credit Facility. At March 31, 1997, the Company had a cash balance of $42.8 million. The cash balance is considered temporary as the cash will be used as the Company continues its 1997 capital expenditure program.

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

                               Interest       Final
   Issue Date           Amount   Rate        Maturity                   Principal Payments Due
------------------     --------  -----  ------------------  -----------------------------------------------

October 27, 1992       $ 25,000  7.51%  October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992         25,000  7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993       25,000  6.77%  September 22, 2003  single payment at maturity
December 27, 1993        25,000  7.23%  December 27, 2003   single payment at maturity
October 27, 1994         25,000  9.05%  October 27, 2001    single payment at maturity
October 27, 1994         25,000  9.24%  October 27, 2004    single payment at maturity
July 28, 1995            50,000  7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                       --------
                       $200,000
                       ========

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company financed the $7.1 million payment paid on April 30, 1997 with amounts available under the Revolving Credit Facility. The Company intends to finance the $7.1 million payment due in 1998 also with amounts available under the Revolving Credit Facility. The 1993 Senior Notes contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

     1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

     Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association, as agent, pursuant to which the Company will sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. The Company may sell up to $75 million of trade receivables under the Receivables Facility, at a rate equal to RCC's commercial paper rate plus .375%, of which $75 million was funded at a rate of 6.106% as of March 31, 1997. The Receivables Facility has a 364-day term and contains financial covenants similar to those in the Credit Facilities Agreements, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties have renewed the facility through May 29, 1997. The Company anticipates that it repay the facility with amounts available under the Revolving Credit Facility.

     Covenant Compliance. At March 31, 1997, the Company was in compliance with all covenants in its loan agreements.

PRINCIPAL FACILITIES

The following tables provide information concerning the Company's principal facilities at March 31, 1997. The Company also owns and operates several smaller treating, processing and transmission facilities located in the same areas as its other facilities.

                                                                                            Average for the Three Months Ended
                                                                                                     March 31, 1997
                                                                                   ------------------------------------------------
                                                      Gas             Gas
                                                    Gathering      Throughput           Gas               Gas             NGL
                                   Year Placed      Systems         Capacity         Throughput         Production      Production
      Plant Facilities (1)         In Service       Miles(2)       (MMcf/D)(2)       (MMcf/D)(3)        (MMcf/D)(4)    (MGal/D)(4)
---------------------------------  -----------      --------       -----------       -----------        -----------    -----------
SOUTHERN REGION:
 Texas
  Midkiff /Benedum...............         1955      2,086          150               147                 99            888
  Giddings Gathering.............         1979        655           80                63                 54             93
  Edgewood (5)(6)................         1964         93           65                29                 10             74
  Perkins........................         1975      2,572           40                22                 12            133
  MiVida (5).....................         1972        287          150                62                 57              -
  Gomez..........................         1971        302          280               165                161              -
  Mitchell Puckett Gathering.....         1972         86          140                87                 86              -
  Rosita Treating................         1973          -           60                36                 36              -
 Louisiana
  Black Lake.....................         1966         56           75                26                 16             72
  Toca (6)(7)....................         1958          -          160               123                120             79
 NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont.............         1966      2,026          180                80                 61            248
  Arkoma.........................         1985         63            8                 5                  5              -
  Westana (8)....................         1986        281           45                61                 54             65
 Wyoming
  Granger (6)(9).................         1987        291          210               118                101            311
  Red Desert (6).................         1979        111           42                23                 21             40
  Lincoln Road (10)..............         1988        147           50                30                 29             30
  Hilight Complex (6)............         1969        650           80                35                 29             88
  Kitty/Amos Draw (6)............         1969        304           17                10                  7             40
  Newcastle (6)..................         1981        145            5                 2                  1             15
  Reno Junction (9)..............         1991          -            -                 -                  -             65
  Coal Seam Gathering............         1990         66           45                29                 26              -
 New Mexico
  San Juan River (5).............         1955        129           60                31                 28              1
 Utah
  Four Corners...................         1988        104           15                 4                  3              1
                                                   ------        -----             -----              -----          -----

   Total.........................                  10,454        1,957             1,188              1,016          2,243
                                                   ======        =====             =====              =====          =====

                                                                                                    Average for the
                                                                                                   Three Months Ended
                                                                                                     March 31, 1997
                                                                                                     --------------
                                                                  Gas Storage        Pipeline             Gas
          Storage and              Year Placed  Transmission       Capacity          Capacity          Throughput
    Transmission Facilities (1)    In Service     Miles(2)         (Bcf) (2)       (MMcf/D) (2)        (MMcf/D) (3)
---------------------------------  -----------  --------------     ----------      --------------      -----------
Katy Facility (11)...............         1994              17             19                   -              252
MIGC (12)........................         1970             214              -                  45               55
MGTC (13)........................         1963             250              -                  18               11
                                                        ------          -----               -----            -----

  Total..........................                          481             19                  63              318
                                                        ======          =====               =====            =====

____________________________
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, transmission miles, gas throughput capacity, gas storage capacity and pipeline capacity are as of March 31, 1997.
(3) Aggregate wellhead natural gas volumes collected by a gathering system or aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility").
(4) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(5) Sour gas facility (capable of processing gas containing hydrogen sulfide).
(6) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(7) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(8) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(9) NGL production represents conversion of third-party feedstock to iso-butane.
(10)Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. This consolidation has resulted in lower overall plant operating expenses for the combined systems. Beginning in April 1997, the Lincoln Road plant was restarted as volumes increased beyond Granger's capacity.
(11)Hub and gas storage facility.
(12)MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(13)MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

   JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources,
                         -------------------------------------------------------
Inc.  United States District Court for the District of North Dakota,
----
Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages are to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The Company has appealed the decision and believes that there are meritorious grounds to reverse the trial court's decision. One other producer has filed a similar claim. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy Roosevelt Plant during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to such claims and, if sued, the Company would defend vigorously against any such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

   Kennedy Litigation

M. John Kennedy ("Kennedy") is a producer of oil and natural gas who sells unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processes the gas at two of the Company's plants located in the Powder River Basin, Wyoming. In M. John Kennedy v. Western Gas Resources, Inc., Civil
                          ----------------------------------------------
No. 96-CV-0142-B, United States District Court, District of Wyoming, (Originally filed as Civil Action No. 20522, in the District Court, Sixth Judicial District, State of Wyoming and removed to the United States District Court by notice filed by the Company), Kennedy alleges that he is entitled to higher compensation for residue gas purchased by the Company because the Company allegedly understated the proceeds attributable to his gas. Kennedy also has claimed that the Company reduced his revenues by processing gas that had a lower liquid content than did Kennedy's gas. Kennedy is seeking unspecified damages and prejudgment interest. If Kennedy were to prevail in this matter, other producers who sold residue gas that was processed by the two plants during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to Kennedy's claims and other similar potential claims. The Company intends to defend this matter vigorously. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

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

   Katy Condemnation

Commencing in March 1993 and continuing through July 1993, Western Gas Resources Storage, Inc. ("Storage"), a wholly-owned subsidiary of the Company, filed a total of 165 condemnation actions in County Court at Law No. 1 and No. 2 of Fort Bend County, Texas, to obtain certain storage rights and rights-of-way relating to its Katy Facility and the related underground reservoir. In February 1996 a global settlement was entered into in 148 of the 151 condemnation cases requiring Storage to pay approximately $2.5 million in exchange for receiving all the property rights it sought to condemn, along with related releases, assignments and indemnifications. Final judgments have been entered in the 148 cases and the $2.5 million has been released from escrow. The Company considers the $2.5 million payment as a cost of building the Katy Facility and has capitalized such costs. The remaining three cases not involved in the global settlement are not expected to have any material impact on the Company and are expected to be resolved through the normal course of litigation.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

3.7 Amendment of the Bylaws of Western Gas Resources, Inc. adopted by the Board of Directors on March 21, 1997.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 14, 1997                    By: /s/ LANNY F. OUTLAW
                                          --------------------------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: May 14, 1997                    By: /s/WILLIAM J. KRYSIAK
                                          --------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                           Officer)