Form 10-Q
period 1997-06-30
WESTERN GAS RESOURCES INC
filed 1997-08-14
CIK 856716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________


                         Commission file number 1-10389
                                                -------



                          WESTERN GAS RESOURCES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 84-1127613
    -------------------------------               --------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

12200 N. Pecos Street, Denver, Colorado                 80234-3439
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


On August 1, 1997, there were 32,142,123 shares of the registrant's Common Stock outstanding.

================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS



PART I - Financial Information                                    Page
------------------------------                                    ----

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1997 and
          December 31, 1996.......................................  3

          Consolidated Statement of Cash Flows - Six
          months ended June 30, 1997 and 1996.....................  4

          Consolidated Statement of Operations - Three
          and Six months ended June 30, 1997 and 1996.............  5

          Consolidated Statement of Changes in
          Stockholders' Equity - Six months ended
          June 30, 1997...........................................  6

          Notes to Consolidated Financial Statements..............  7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................  8



PART II - Other Information
---------------------------

  Item 1. Legal Proceedings....................................... 14

  Item 4. Submission of Matters to a Vote of Security Holders..... 15

  Item 6. Exhibits and Reports on Form 8-K........................ 15


Signatures........................................................ 16


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                     (000s)

                                                                                 June 30,    December 31,
                                                                                   1997          1996
                                                                                -----------  -------------
  ASSETS                                                                        (Unaudited)
  -------
Current assets:
 Cash and cash equivalents....................................................  $    5,118     $   39,504
 Trade accounts receivable, net...............................................     197,379        338,708
 Product inventory............................................................      36,424         25,972
 Parts inventory..............................................................       2,322          2,599
 Other........................................................................       4,262          1,477
                                                                                ----------     ----------
  Total current assets........................................................     245,505        408,260
                                                                                ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................     952,427        938,902
 Oil and gas properties and equipment.........................................     166,717        144,732
 Construction in progress.....................................................     121,830         35,250
                                                                                ----------     ----------
                                                                                 1,240,974      1,118,884
 Less:  Accumulated depreciation, depletion and amortization..................    (279,533)      (252,571)
                                                                                ----------     ----------
  Total property and equipment, net...........................................     961,441        866,313
                                                                                ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $26,342 and
  $24,552, respectively)......................................................      44,899         46,689
 Other........................................................................      42,209         40,369
                                                                                ----------     ----------
  Total other assets..........................................................      87,108         87,058
                                                                                ----------     ----------
Total assets..................................................................  $1,294,054     $1,361,631
                                                                                ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................  $  259,995     $  386,268
 Accrued expenses.............................................................      32,208         28,670
 Dividends payable............................................................       4,217          4,215
                                                                                ----------     ----------
   Total current liabilities..................................................     296,420        419,153
Long-term debt................................................................     425,857        379,500
Deferred income taxes payable.................................................      87,632         82,511
                                                                                ----------     ----------
  Total liabilities...........................................................     809,909        881,164
                                                                                ----------     ----------
Commitments and contingent liabilities........................................           -              -

Stockholders' equity:
 Preferred Stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000 aggregate liquidation preference).................................         140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000 aggregate liquidation preference)....................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,167,030 and
  32,134,151 shares issued, respectively......................................       3,217          3,213
 Treasury stock, at cost, 25,016 shares.......................................        (788)          (788)
 Additional paid-in capital...................................................     397,243        397,061
 Retained earnings............................................................      85,431         82,378
 Notes receivable from key employees secured by common stock..................      (1,374)        (1,813)
                                                                                ----------     ----------
  Total stockholders' equity..................................................     484,145        480,467
                                                                                ----------     ----------
Total liabilities and stockholders' equity....................................  $1,294,054     $1,361,631
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ----------------------
                                                                                 1997        1996
                                                                              ----------  ----------
Reconciliation of net income to net cash provided by operating activities:
Net income..................................................................  $  11,486   $  15,665
Add income items that do not affect working capital:
 Depreciation, depletion and amortization...................................     30,570      31,425
 Deferred income taxes......................................................      5,121       7,323
 Distributions in excess of equity income, net..............................        357       3,224
 Gain on the sale of property and equipment.................................         71      (2,113)
 Other non-cash items, net..................................................      1,442         461
                                                                              ---------   ---------
                                                                                 49,047      55,985
                                                                              ---------   ---------
Adjustments to working capital to arrive at net cash provided by operating activities:
 Decrease in trade accounts receivable......................................    141,609      15,577
 (Increase) decrease in product inventory...................................    (11,416)     14,673
 Decrease in parts inventory................................................        277         203
 Increase in other current assets...........................................     (2,785)     (1,439)
 Decrease in other assets and liabilities, net..............................          3          71
 (Decrease) increase in accounts payable....................................   (126,273)     22,554
 (Decrease) increase in accrued expenses....................................     (7,093)      4,628
                                                                              ---------   ---------
  Total adjustments.........................................................     (5,678)     56,267
                                                                              ---------   ---------
Net cash provided by operating activities...................................     43,369     112,252
                                                                              ---------   ---------

Cash flows from investing activities:
 Purchase of property and equipment.........................................   (117,691)    (22,181)
 Proceeds from the dispositions of property and equipment...................      4,946       3,394
 Contributions to equity investees..........................................     (2,436)       (317)
                                                                              ---------   ---------
Net cash used in investing activities.......................................   (115,181)    (19,104)
                                                                              ---------   ---------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options.........................        161          27
 Debt issue costs paid......................................................       (659)       (452)
 Payments on revolving credit facility......................................   (439,650)   (485,400)
 Borrowings under revolving credit facility.................................    568,150     415,900
 Payments on long-term debt.................................................    (82,143)          -
 Dividends paid.............................................................     (8,433)     (7,797)
                                                                              ---------   ---------

Net cash provided by (used in) financing activities.........................     37,426     (77,722)
                                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........................    (34,386)     15,426
Cash and cash equivalents at beginning of period............................     39,504       5,795
                                                                              ---------   ---------
Cash and cash equivalents at end of period..................................  $   5,118   $  21,221
                                                                              =========   =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (000s, except share and per share amounts)


                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    -----------------------------
                                                           1997          1996            1997             1996
                                                       ------------  ------------    -------------   -------------
Revenues:
 Sale of residue gas.................................  $   307,019   $   316,160        $   736,201   $   663,667
 Sale of natural gas liquids.........................      131,643       113,897            300,742       233,575
 Sale of electric power..............................       13,310         1,184             37,416         1,245
 Processing, transportation and storage revenue......        9,603        10,560             19,872        21,774
 Other, net..........................................        2,000         4,422              4,882         6,676
                                                       -----------   -----------        -----------   -----------

   Total revenues....................................      463,575       446,223          1,099,113       926,937
                                                       -----------   -----------        -----------   -----------

Costs and expenses:
 Product purchases...................................      412,152       388,572            982,517       800,695
 Plant operating expense.............................       18,522        16,438             36,507        35,035
 Oil and gas exploration and production expense......        1,997         1,421              3,164         2,530
 Depreciation, depletion and amortization............       15,396        15,763             30,570        31,425
 Selling and administrative expense..................        7,944         7,412             15,678        15,137
 Interest expense....................................        6,302         8,695             12,729        18,149
                                                       -----------   -----------        -----------   -----------

   Total costs and expenses..........................      462,313       438,301          1,081,165       902,971
                                                       -----------   -----------        -----------   -----------

Income before taxes..................................        1,262         7,922             17,948        23,966

Provision (benefit) for income taxes:
 Current.............................................          (79)         (153)             1,341           978
 Deferred............................................          463         2,643              5,121         7,323
                                                       -----------   -----------        -----------   -----------

   Total provision for income taxes..................          384         2,490              6,462         8,301
                                                       -----------   -----------        -----------   -----------

Net income...........................................          878         5,432             11,486        15,665

Preferred stock requirements.........................       (2,610)       (2,610)            (5,220)       (5,220)
                                                       -----------   -----------        -----------   -----------

Income (loss) attributable to common stock...........  $    (1,732)  $     2,822        $     6,266   $    10,445
                                                       ===========   ===========        ===========   ===========

Income (loss) per share of common stock..............  $      (.05)  $       .11        $       .20   $       .41
                                                       ===========   ===========        ===========   ===========

Weighted average shares of common stock outstanding..   32,135,992    25,774,538         32,123,844    25,773,233
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

                                                      WESTERN GAS RESOURCES, INC.
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                      (000s, except share amounts)


                                                         Shares of
                                             Shares of    $2.625                                               $2.625
                                              $2.28     Cumulative                  Shares        $2.28       Cumulative
                                           Cumulative   Convertible   Shares       of Common    Cumulative    Convertible
                                            Preferred   Preferred    of Common       Stock      Preferred     Preferred
                                              Stock       Stock        Stock       in Treasury     Stock         Stock
                                           -----------  -----------  ---------   ------------- ------------ -------------

Balance at December 31, 1996 ..........    1,400,000    2,760,000   32,109,135       25,016    $    140     $    276
Net income ............................         --           --           --           --           --           --
Stock options exercised ...............         --           --         32,879         --           --           --
Loans forgiven ........................         --           --           --           --           --           --
Dividends declared on common stock ....         --           --           --           --           --           --
Dividends declared on $2.28 cumulative
   preferred stock ....................         --           --           --           --           --           --
Dividends declared on $2.625 cumulative
   convertible preferred stock ........         --           --           --           --           --           --
                                           -----------  -----------  ---------   ------------- ------------ -------------
Balance at June 30, 1997 ..............    1,400,000    2,760,000   32,142,014       25,016    $    140     $    276
                                           ===========  ===========  =========   ============= ============ =============

                                                                                                   Notes         Total
                                                                      Additional                 Receivable     Stock-
                                              Common      Treasury    Paid-In       Retained     from Key      holders'
                                              Stock         Stock      Capital       Earnings    Employees      Equity
                                           -----------  -----------  ---------   ------------- ------------ -------------

Balance at December 31, 1996 ..........    $   3,213    $    (788)   $ 397,061   $   82,378    $   (1,813)  $   480,467
Net income ............................         --           --           --         11,486          --          11,486
Stock options exercised ...............            4         --            182         --             (25)          161
Loans forgiven ........................         --           --           --           --             464           464
Dividends declared on common stock ....         --           --           --         (3,213)          --         (3,213)
Dividends declared on $2.28 cumulative
   preferred stock ....................         --           --           --         (1,597)          --         (1,597)
Dividends declared on $2.625 cumulative
   convertible preferred stock ........         --           --           --         (3,623)          --         (3,623)
                                           -----------  -----------  ---------   ------------- ------------ -------------
Balance at June 30, 1997 ..............    $   3,217    $    (788)   $ 397,243   $   85,431    $   (1,374)  $   484,145
                                           ===========  ===========  =========   ============= ============ =============

                       The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The interim consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations expected for the year ended December 31, 1997.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1997.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income (loss) attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Income (loss) attributable to common stock is income less preferred stock requirements. The Company declared preferred stock dividends of $2.6 million and $5.2 million, respectively, for both of the three
and six month periods ended June 30, 1997 and 1996.   The computation of fully
diluted earnings per share of common stock for the three and six months ended June 30, 1997 and 1996 was not dilutive; therefore, only primary earnings per share of common stock is presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") with an effective date for fiscal years ending after December 15, 1997. The Company does not believe that the implementation of SFAS No. 128 will result in a material change in calculated earnings per share.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $15.4 million and $19.0 million, respectively, for the six months ended June 30, 1997 and 1996.

Income taxes paid were $2.6 million and $4.2 million, respectively, for the six months ended June 30, 1997 and 1996.

   LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                             Three Months Ended                    Six Months Ended
                                                  June 30,                             June 30,
                                           --------------------    Percent   -------------------------    Percent
                                             1997       1996       Change       1997        1996          Change
                                           ---------  --------    ---------   ----------  -------------   -------
FINANCIAL RESULTS:
Revenues.................................  $463,575   $446,223         4      $1,099,113    $926,937         19
Gross profit.............................    15,508     24,029       (35)         46,355      57,252        (19)
Net income...............................       878      5,432       (84)         11,486      15,665        (27)
Income (loss) per share of common stock..      (.05)       .11         -             .20         .41        (51)
Net cash provided by (used in) operating
  activities.............................  $(21,641)  $ 38,402         -      $   43,369    $112,252        (61)

OPERATING DATA:
Average gas sales (MMcf/D)...............     1,765      1,698         4           1,795       1,778          1
Average NGL sales (MGal/D)...............     4,440      3,420        30           4,360       3,545         23
Average gas prices ($/Mcf)...............  $   1.90   $   2.05        (7)     $     2.26    $   2.06         10
Average NGL prices ($/Gal)...............  $    .32   $    .36       (11)     $      .38    $    .36          6

Revenues from the sale of residue gas decreased approximately $9.1 million to $307.0 million for the quarter ended June 30, 1997 compared to the same period in 1996. Average gas sales volumes increased 67 MMcf per day to 1,765 MMcf per day for the quarter ended June 30, 1997 compared to the same period in 1996, primarily as a result of an increase in the sale of residue gas purchased from third parties. This increase in volume was more than offset by decreases in average gas prices as prices decreased $.15 per Mcf to $1.90 per Mcf for the quarter ended June 30, 1997 compared to the same period in 1996. Revenues from the sale of residue gas increased approximately $72.5 million to $736.2 million for the six months ended June 30, 1997 compared to the same period in 1996. Average gas sales volumes increased 17 MMcf per day to 1,795 MMcf per day for the six months ended June 30, 1997 compared to the same period in 1996, due to an increase in the sale of residue gas purchased from third parties. Average gas prices increased $.20 per Mcf to $2.26 per Mcf for the six months ended June 30, 1997 compared to the same period in 1996. Included in the average gas price was approximately $350,000 and $850,000, respectively, of loss recognized for the three and six months ended June 30, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1997. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs increased approximately $17.7 million to $131.6 million for the quarter ended June 30, 1997 compared to 1996. Average NGL sales volumes increased 1,020 MGal per day to 4,440 MGal per day, primarily due to an approximate 850 MGal per day increase in the sale of NGLs purchased from third parties. Average NGL prices decreased $.04 per gallon to $.32 per gallon for the quarter ended June 30, 1997 compared to 1996. Revenues from the sale of NGLs increased approximately $67.2 million to $300.7 million for the six months ended June 30, 1997 compared to 1996. Average NGL sales volumes increased 815 MGal per day to 4,360 MGal per day, primarily due to an approximate 800 MGal per day increase in the sale of NGLs purchased from third parties for this same period. Average NGL prices increased $.02 per gallon to $.38 per gallon for the six months ended June 30, 1997 compared to 1996. Included in the average NGL price was approximately $1.3 million and $3.9 million, respectively, of gain recognized for the three and six months ended June 30, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1997. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenue associated with electric power marketing increased $12.1 million and $36.2 million, respectively, for the three and six months ended June 30, 1997 compared to the same period in 1996 as the Company had minimal transactions in this market during these periods in 1996. Beginning in the quarter ended June 30, 1997, the Company elected to focus greater attention on the analysis of potential participation in power generation assets and less emphasis on trading activities.

Other net revenue decreased $2.4 million and $1.8 million, respectively, for the three and six months ended June 30, 1997 compared to the same periods in 1996. The decreases are primarily due to a $1.9 million gain recognized on the 1996 sale of the Temple facility.

The increase in product purchases of $23.6 million to $412.2 million for the three months ended June 30, 1997 is primarily a result of an increase in the sale of NGLs purchased from third parties. The increase in product purchases of $181.8 million to $982.5 million for the six months ended June 30, 1997 is due primarily to a combination of higher commodity prices and increased sales of NGLs purchased from third parties. Contributing to the increase in product purchases for the six months ended June 30, 1997, were higher payments related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of residue gas. Also contributing to the increases in product purchases were lower of cost or market write-downs of NGL inventories of $465,000 and $963,000, respectively, for the three and six months ended June 30, 1997.

Interest expense decreased $2.4 million and $5.4 million, respectively, for the three and six months ended June 30, 1997 compared to the same periods in 1996. The decrease was primarily a result of lower average outstanding debt balances due to the use of the Company's net proceeds from the November 1996 public offering of 6,325,000 shares of Common Stock to reduce indebtedness under the Revolving Credit Facility. The Company's borrowings under its long-term debt agreements, as of June 30, 1997, are consistent with prior year balances, primarily due to the construction of the Bethel facility. As a result, the interest savings experienced through June 30, 1997 are not expected to continue. See further discussion in "Liquidity and Capital Resources - Financing Facilities."

Overall profitability for the three and six months ended June 30, 1997 was less than anticipated due to several factors. Combined product purchases as a percentage of residue gas, NGL and electric power sales increased from 90% to 91% and from 89% to 91% for the three and six months ended June 30, 1997 compared to the same periods in 1996. Over the past several years, the Company has experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. During the second quarter of 1997, the Company's residue gas marketing margins were also adversely impacted by low price volatility, the narrowing of the price differentials between the Waha, Katy and Henry hubs and the lack of opportunity for the Katy Facility to capture the benefit of price fluctuations, which together reduced residue gas marketing margins by approximately 50% compared to the same period in 1996. During the three months ended June 30, 1997, as a result of weaknesses in the price of ethane, the Company's ability to recover ethane profitability was limited at certain of its facilities. Additionally, for the six months ended June 30, 1997, the Company experienced narrowing margins in converting normal butane into iso-butane at the Company's Reno Junction isomerization facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1997. However, the Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects in excess of budgeted amounts, and it may be required to investigate alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

The Company's sources and uses of funds for the six months ended June 30, 1997 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings on revolving credit facility......          $568,150
     Net cash provided by operating activities....            43,369
     Other........................................             5,107
                                                            --------

       Total sources of funds.....................          $616,626
                                                            ========

USES OF FUNDS:
     Payments related to long-term debt agreements          $522,452
     Capital expenditures.........................           120,127
     Dividends paid...............................             8,433
                                                            --------

       Total uses of funds........................          $651,012
                                                            ========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage for such purposes of approximately 14.8 Bcf at an average cost of $1.88 per Mcf at June 30, 1997 as compared to approximately 10.4 Bcf at an average cost of $1.84 per Mcf at December 31, 1996, primarily at the Katy Facility. At June 30, 1997, the Company had hedging contracts in place for anticipated sales at a weighted average price of $2.12 per Mcf for approximately 14.4 Bcf of the stored residue gas in inventory. The Company also held NGLs in storage of approximately 25,500 MGal, consisting primarily of propane and normal butane, at an average cost of $.34 per gallon and approximately 16,100 MGal at an average cost of $.42 per gallon at June 30, 1997 and December 31, 1996, respectively, at various third-party storage facilities. At June 30, 1997, the Company had hedging contracts in place for anticipated sales at a weighted average price of $.29 per gallon for approximately 10,900 MGal, consisting primarily of ethane-propane mix, of the stored NGLs in inventory.

     Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and OTC swaps and options with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. Using these tools, as well as physical forward transactions, the Company has hedged a portion of its equity volumes of residue gas and NGLs in 1997 at pricing levels in excess of its 1997 operating budget. The Company's hedging strategy establishes a minimum and maximum price to the Company while allowing market participation between these levels. As of August 1, 1997, the Company had hedged approximately 55% of its residue equity gas for the remainder of 1997 at a weighted average NYMEX-equivalent minimum price of $2.09 per Mcf. Additionally, the Company has hedged approximately 45% of its equity NGLs for 1997 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.39 per gallon.

     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $166.4 million during 1997, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $124.8 million, of which $111.9 million will be used for new connects, system expansions, the Bethel facility and asset consolidations and $12.9 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities and acquisitions, the Katy Facility and miscellaneous items to be $36.4 million, $3.3 million and $1.9 million, respectively. As of June 30, 1997, the Company had expended, including a $7.6 million note payable related to the purchase of certain assets in the Powder River Basin, $127.7 million consisting of the following: (i) $84.1 million for new connects, system expansions, the Bethel facility and asset consolidations; (ii) $5.7 million for maintaining existing facilities; (iii) $34.4 for exploration and production activities and acquisitions; (iv) $2.5 million related to the Katy Facility; and (v) $1.0 million of miscellaneous expenditures.

The Company is currently constructing the Bethel facility in East Texas that will gather and treat gas containing hydrogen sulfide ("Sour Gas") from the Cotton Valley Pinnacle Reef Trend. The Company has completed the initial portion of the Bethel Facility, which is capable of treating approximately 180 MMcf per day, assuming 300 parts per million of hydrogen sulfide in the gas stream. The Company has designed the Bethel facility to accommodate incremental expansions, depending upon the success of continued development in the trend.

Previously, a group of local citizens had been granted party status at hearings to be held by the Texas Natural Resource Conservation Commission ("TNRCC"), which issues construction permits for facilities that will emit air pollutants, and by the Railroad Commission of Texas ("TRC"), which issues permits for the operation of facilities that treat Sour Gas (the "H-9"). The Company has reached a settlement with all adverse parties. As a result of the settlement, on August 12, 1997, the TNRCC issued an air permit to the Company, which will allow it to commence construction of one or more expansions to the existing 180 MMcf per day facility to increase throughput capacity in phases up to approximately 1.4 Bcf per day, assuming 5,000 parts per million of hydrogen sulfide in the gas stream. Also on August 12, 1997, the TRC remanded the consideration of the H-9 back to the administrative process and issued an interim H-9 to permit the Company to treat Sour Gas containing low concentrations of hydrogen sulfide. The Company expects to receive the H-9 for 700 MMcf per day, assuming 5,000 parts per million of hydrogen sulfide in the gas stream, throughput capacity in early September, 1997.

The Company anticipates that it will complete construction of the 350 MMcf per day portion of the Bethel facility in the fourth quarter of 1997. This portion of the facility is expected to cost approximately $80 million, of which approximately $61.9 million has been expended since inception through June 30, 1997. Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company, UMC Petroleum Corporation, Broughton Associates Joint Venture and Union Pacific Resources Company, relating to their interests in the Cotton Valley Pinnacle Reef trend. The agreements cover specified areas of dedication aggregating approximately 650,000 acres of previously undedicated interests and other individual wellsites. The Company anticipates that throughput volumes will, in the start-up phase, initially be approximately 15 MMcf per day and will increase to between 80 and 140 MMcf per day by December 31, 1997. However, due to uncertainties related to construction costs, possible delays in pipeline permitting and other conditions outside the Company's control, there can be no assurance that this project will develop as rapidly as currently anticipated. A portion of the production that is anticipated to be gathered and treated at the Bethel facility is expected to be produced from prospects that have not yet been drilled and completed, and there can be no assurance of successful completion of wells in these prospects. In addition, the carbon dioxide and hydrogen sulfide content of the gas that can be produced from these wells is unknown and affects the ultimate capacity of the Bethel facility.

The Company has expanded the capacity at its Midkiff/Benedum processing plant to 185 MMcf per day. The expansion was to accommodate increased drilling activity by Parker & Parsley and other producers which supply natural gas to this facility. The Company's share of the expansion cost was approximately $4.3 million.

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


     Financing Facilities

     Revolving Credit Facility. The Company's unsecured variable rate Revolving Credit Facility was restated and amended on May 30, 1997. The Revolving Credit Agreement is with a syndicate of nine banks and provides for a maximum borrowing base of $300 million, $128.5 million of which was outstanding at June 30, 1997. The Revolving Credit Facility's commitment period will terminate on March 31, 2002. At that time, any amounts outstanding on the Revolving Credit Facility will become due and payable. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio. At June 30, 1997, the spread was .35% over the Eurodollar rate and the facility fee was .175%. The rate outstanding, including the facility fee, on the Revolving Credit Facility at June 30, 1997 was 6.12%. The Company incurred approximately $425,000 of fees in association with the restatement and amendment, such amounts were capitalized and will be amortized over the term of the agreement. Pursuant to the Revolving Credit Facility, the Company is required to maintain a debt to capitalization ratio (as defined therein) of not more than 60%, and a ratio of EBITDA (as defined therein) to interest and dividends on preferred stock of not less than 2.75 to 1.0 through December 31, 1998, 3.0 to 1.0 from January 1, 1999 through December 31, 1999 and 3.25 to 1.0 thereafter.

The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense and it intends to continue such practice. At June 30, 1997, the Company had a cash balance of $5.1 million.

     Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior promissory notes (the "Master Notes"). Any such Master Notes will mature in no more than 12 years, with an average life not in excess of 10 years, and are unsecured. In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (up to a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s):

                                   Interest        Final
   Issue Date             Amount     Rate        Maturity                   Principal Payments Due
--------------------     --------  --------  ------------------  -----------------------------------------------

October 27, 1992         $25,000    7.51%    October 27, 2000     $8,333 on each of October 27, 1998 through 2000
October 27, 1992          25,000    7.99%    October 27, 2003     $8,333 on each of October 27, 2001 through 2003
September 22, 1993        25,000    6.77%    September 22, 2003   single payment at maturity
December 27, 1993         25,000    7.23%    December 27, 2003    single payment at maturity
October 27, 1994          25,000    9.05%    October 27, 2001     single payment at maturity
October 27, 1994          25,000    9.24%    October 27, 2004     single payment at maturity
July 28, 1995             50,000    7.61%    July 28, 2007        $10,000 on each of July 28, 2003 through 2007
                        --------
                        $200,000
                        ========

Pursuant to the Master Shelf Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net earnings earned from June 30, 1995 plus 75% of the net proceeds of any equity offerings after June 30, 1995, a debt to capitalization ratio (as defined therein) of no more than 55%, and an EBITDA (as defined therein) to interest ratio of not less than 3.25 to 1.0 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after June 30, 1995, that in the aggregate exceed the sum of $50 million plus 50% of consolidated net earnings earned after June 30, 1995, plus the cumulative net proceeds received by the Company after June 30, 1995 from the sale of any equity securities. At June 30, 1997, $132 million was available under this limitation.

     Term Loan Facility. The Company also has a Term Loan Facility with four banks with aggregate principal outstanding as of June 30, 1997 of $12.5 million bearing interest at 9.87%. The final payment on the Term Loan Facility of $12.5 million is due in September 1997 and the Company intends to finance this payment with amounts available under the Revolving Credit Facility. The Term Loan Facility is unsecured and contains covenants that substantially conform to those in the Master Shelf Agreement, as amended and restated.

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company financed the $7.1 million payment paid on April 30, 1997 with amounts available under the Revolving Credit Facility. The Company intends to finance the $7.1 million payment due on April 30, 1998 with amounts available under the Revolving Credit Facility. The 1993 Senior Notes are unsecured and contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

     1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes are unsecured and contain certain financial covenants that conform with those contained in the Master Shelf Agreement, as restated and amended.

     Receivables Facility. In April 1995, the Company entered into an agreement with Receivables Capital Corporation ("RCC"), as purchaser, and Bank of America National Trust and Savings Association, as agent, pursuant to which the Company could sell to RCC at face value on a revolving basis an undivided interest in certain of the Company's trade receivables. As part of the sale, the Company granted to RCC a security interest in such receivables. Under the Receivables Facility, the Company sold $75 million of trade receivables at a rate equal to RCC's commercial paper rate plus .375%. The Receivables Facility had a 364-day term and contained financial covenants similar to those in the Master Shelf Agreement, as restated and amended, along with certain covenants regarding the quality of the trade receivables pool. The parties had renewed the facility through June 30, 1997. Effective June 12, 1997, the Company elected to terminate the facility. All amounts then outstanding were repaid with amounts available under the Revolving Credit Facility.

     Covenant Compliance. At June 30, 1997, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in the Company's financing facilities and expected maturities of long-term debt during 1997, the Company had approximately $120 million of available borrowing capacity at June 30, 1997.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                            Average for the Six Months Ended
                                                                                                      June 30, 1997
                                                      Gas             Gas           ------------------------------------------------
                                                   Gathering       Throughput         Gas                 Gas              NGL
                                   Year Placed      Systems         Capacity        Throughput          Production      Production
      Plant Facilities (1)         In Service       Miles(2)       (MMcf/D)(3)      (MMcf/D)(4)        (MMcf/D)(5)      (MGal/D)(5)
---------------------------------  -----------  ----------------  --------------  ----------------  -----------------  -------------
SOUTHERN REGION:
 Texas
  Midkiff /Benedum...............         1955          2,112            165               151                 99           915
  Giddings Gathering.............         1979            655             80                62                 53            90
  Edgewood (6)(7)................         1964             93             65                25                  8            62
  Perkins........................         1975          2,573             40                22                 12           136
  MiVida (6).....................         1972            287            150                63                 59             -
  Gomez..........................         1971            302            280               161                157             -
  Mitchell Puckett Gathering.....         1972             86             85                83                 83             -
  Rosita Treating................         1973              -             60                39                 39             -
 Louisiana
  Black Lake.....................         1966             56             75                25                 16            67
  Toca (7)(8)....................         1958              -            160               126                122            82
 NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont.............         1966          2,038            180                80                 62           247
  Arkoma.........................         1985             63              8                 5                  5             -
  Westana (9)....................         1986            305             45                60                 53            80
 Wyoming
  Granger (7)(10)................         1987            321            235               133                117           274
  Red Desert (7).................         1979            111             42                24                 21            38
  Lincoln Road (11)..............         1988            147             50                32                 30            30
  Hilight Complex (7)............         1969            621             80                37                 30            91
  Kitty/Amos Draw (7)............         1969            307             17                10                  7            42
  Newcastle (7)..................         1981            145              5                 2                  1            16
  Reno Junction (10).............         1991              -              -                 -                  -            67
  Coal Seam Gathering............         1990             98             45                32                 29             -
 New Mexico
  San Juan River (6).............         1955            130             60                31                 28             1
 Utah
  Four Corners...................         1988            104             15                 4                  3             2
                                                       ------          -----             -----              -----           ---

   Total.........................                      10,554          1,942             1,207              1,034         2,240
                                                       ======          =====             =====              =====         =====


                                                                                                        Average for the
                                                                                                        Six Months Ended
                                                                                                         June 30, 1997
                                                     Interconnect                                      ------------------
                                                         and          Gas Storage       Pipeline              Gas
          Storage and                  Year Placed   Transmission      Capacity         Capacity           Throughput
    Transmission Facilities (1)        In Service      Miles(2)        (Bcf)(2)        (MMcf/D)(2)         (MMcf/D)(4)
---------------------------------      -----------  -------------     ----------      ------------     -------------------
Katy Facility (12)...............         1994             17             19                 -                250
MIGC (13)........................         1970            214              -                45                 53
MGTC (14)........................         1963            250              -                18                  9
                                                       ------          -----             -----              -----

  Total..........................                         481             19                63                312
                                                       ======          =====             =====              =====


----------------------------
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of June 30, 1997.
(3) Gas throughput capacity is as of June 30, 1997 and represents capacity in accordance with design specifications unless other physical constraints exist, including permitting or field compression limits. Actual plant throughput capacities at Midkiff/Benedum and Mitchell Puckett Gathering are approximately 185 MMcf per day and 140 MMcf per day, respectively, as of June 30, 1997.
(4) Aggregate wellhead natural gas volumes collected by a gathering system or aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility").
(5) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(6)  Sour gas facility (capable of processing gas containing hydrogen sulfide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(9) Gas throughput and gas production in excess of gas throughput capacity is unprocessed gas delivered directly to an unaffiliated pipeline.
(10) NGL production includes conversion of third-party feedstock to iso-butane.
(11) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. Beginning in April 1997, the Lincoln Road plant was restarted as volumes increased beyond Granger's capacity.
(12) Hub and gas storage facility.
(13) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(14) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.


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

   Kennedy Litigation

M. John Kennedy ("Kennedy") is a producer of oil and natural gas who sells unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processes the gas at two of the Company's plants located in the Powder River Basin, Wyoming. In M. John Kennedy v. Western Gas Resources, Inc., Civil
                          ----------------------------------------------
No. 96-CV-0142-B, United States District Court, District of Wyoming, (Originally filed as Civil Action No. 20522, in the District Court, Sixth Judicial District, State of Wyoming and removed to the United States District Court by notice filed by the Company), Kennedy alleged that he was entitled to higher compensation for residue gas and NGLs purchased by the Company to his gas. This case was dismissed with prejudice in June 1997.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The following matters were voted on at the Company's Annual Meeting of Stockholders, held on May 21, 1997:

(a) Joseph E. Reid and Ward Sauvage were elected as Class Two Directors to serve until their terms expire in 2000 and until their successors have been elected. 25,675,278 and 25,620,278 shares, respectively, were voted for and 220,754 and 275,754 shares, respectively were withheld for Joseph E. Reid and Ward Sauvage.

(b) The Company's 1997 Stock Option Plan was approved. 25,408,938 shares were voted for and 487,094 were voted against the 1997 Stock Option Plan. Abstentions were counted as votes against the Plan in accordance with Delaware law and broker non-votes were only considered in the determination of a quorum.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits:

10.40 Loan Agreement dated May 30, 1997 among Western Gas Resources, Inc. And NationsBank of Texas, N.A. as Agent, Bank of America National Trust and Savings Association as Co-agent and Certain Banks as Lenders (Revolver).

(b)       Reports on Form 8-K:

          A report on form 8-K was filed on May 23, 1997 as an update on the timing of the construction and commencement of operations of the Company's Bethel facility.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: August 14, 1997                 By: /s/LANNY F. OUTLAW
                                          -------------------------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: August 14, 1997                 By: /s/WILLIAM J. KRYSIAK
                                          -------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)