Form 10-Q
period 1997-09-30
WESTERN GAS RESOURCES INC
filed 1997-11-13
CIK 856716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _________________


                        Commission file number 1-10389
                                               -------



                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               84-1127613
---------------------------------                          ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

12200 N. Pecos Street, Denver, Colorado                           80234-3439
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


On November 3, 1997, there were 32,146,437 shares of the registrant's Common Stock outstanding.

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                     Page
------------------------------                                     ----

  Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheet - September 30, 1997
        and December 31, 1996...................................... 3

        Consolidated Statement of Cash Flows - Nine
        months ended September 30, 1997 and 1996................... 4

        Consolidated Statement of Operations - Three
        and Nine months ended September 30, 1997 and 1996.......... 5

        Consolidated Statement of Changes in
        Stockholders' Equity - Nine months ended
        September 30, 1997.........................................  6


        Notes to Consolidated Financial Statements.................  7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  9


PART II - Other Information
---------------------------

  Item 1. Legal Proceedings........................................ 16

  Item 6. Exhibits and Reports on Form 8-K......................... 17

Signatures......................................................... 18


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                   (000s, except share and per share amounts)

                                                                                September 30,   December 31,
                                                                                     1997           1996
                                                                                --------------  -------------
   ASSETS                                                                         (Unaudited)
   ------
Current assets:
 Cash and cash equivalents....................................................     $   18,468     $   39,504
 Trade accounts receivable, net...............................................        231,753        338,708
 Product inventory............................................................         45,364         25,972
 Parts inventory..............................................................          2,192          2,599
 Other........................................................................          2,212          1,477
                                                                                   ----------     ----------
  Total current assets........................................................        299,989        408,260
                                                                                   ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................      1,003,778        938,902
 Oil and gas properties and equipment.........................................        168,249        144,732
 Construction in progress.....................................................        105,596         35,250
                                                                                   ----------     ----------
                                                                                    1,277,623      1,118,884
 Less:  Accumulated depreciation, depletion and amortization..................       (292,366)      (252,571)
                                                                                   ----------     ----------
  Total property and equipment, net...........................................        985,257        866,313
                                                                                   ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $26,948 and
  $24,552, respectively)......................................................         44,293         46,689
 Other........................................................................         42,455         40,369
                                                                                   ----------     ----------
  Total other assets..........................................................         86,748         87,058
                                                                                   ----------     ----------
Total assets..................................................................     $1,371,994     $1,361,631
                                                                                   ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable.............................................................    $  280,218     $  386,268
  Accrued expenses.............................................................        32,000         28,670
  Dividends payable............................................................         4,217          4,215
                                                                                   ----------     ----------
   Total current liabilities..................................................        316,435        419,153
Long-term debt................................................................        480,857        379,500
Deferred income taxes payable.................................................         87,529         82,511
                                                                                   ----------     ----------
  Total liabilities...........................................................        884,821        881,164
                                                                                   ----------     ----------
Commitments and contingent liabilities........................................              -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000 aggregate liquidation preference).................................            140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000 aggregate liquidation preference)....................            276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,168,439 and
  32,134,151 shares issued, respectively......................................          3,217          3,213
 Treasury stock, at cost, 25,016 shares.......................................           (788)          (788)
 Additional paid-in capital...................................................        399,490        397,061
 Retained earnings............................................................         86,212         82,378
 Notes receivable from key employees secured by common stock..................         (1,374)        (1,813)
                                                                                   ----------     ----------
  Total stockholders' equity..................................................        487,173        480,467
                                                                                   ----------     ----------
Total liabilities and stockholders' equity....................................     $1,371,994     $1,361,631
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
                                                                                          1997              1996
                                                                                       -----------      ------------
Reconciliation of net income to net cash provided by operating activities:
Net income...................................................................           $   16,483         $  18,546
Add income items that do not affect working capital:
 Depreciation, depletion and amortization....................................               44,956            47,134
 Deferred income taxes.......................................................                7,872             8,389
 Distributions in excess of equity income, net...............................                   25             4,360
 Loss (gain) on the sale of property and equipment...........................                   73            (2,165)
 Other non-cash items, net...................................................                2,063                76
                                                                                       -----------      ------------
                                                                                            71,472            76,340
                                                                                       -----------      ------------

Adjustments to working capital to arrive at net cash provided by operating activities:

 Decrease in trade accounts receivable.......................................              106,286             6,498
 Increase in product inventory...............................................              (20,356)           (2,360)
 Decrease in parts inventory.................................................                  407               460
 Increase in other current assets............................................                 (735)             (583)
 Decrease in other assets....................................................                 (393)              (21)
 (Decrease) increase in accounts payable.....................................             (106,050)           31,086
 (Decrease) increase in accrued expenses.....................................               (4,425)            7,828
                                                                                       -----------      ------------
  Total adjustments..........................................................              (25,266)           42,908
                                                                                       -----------      ------------
Net cash provided by operating activities....................................               46,206           119,248
                                                                                       -----------      ------------

Cash flows from investing activities:

 Purchase of property and equipment..........................................             (155,129)          (38,468)
 Proceeds from the dispositions of property and equipment....................                2,178             3,953
 Distribution from unconsolidated affiliate..................................                  278                 -
 Contributions to unconsolidated affiliates..................................               (2,743)             (335)
                                                                                       -----------      ------------
Net cash used in investing activities........................................             (155,416)          (34,850)
                                                                                       -----------      ------------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options..........................                  175                50
 Debt issue costs paid.......................................................                 (711)             (503)
 Payments on revolving credit facility.......................................             (955,150)         (786,350)
 Borrowings under revolving credit facility..................................            1,151,150           724,850
 Payments on long-term debt..................................................              (94,643)          (12,500)
 Dividends paid..............................................................              (12,647)          (11,697)
                                                                                       -----------      ------------

Net cash provided by (used in) financing activities..........................               88,174           (86,150)
                                                                                       -----------      ------------
Net decrease in cash and cash equivalents....................................              (21,036)           (1,752)

Cash and cash equivalents at beginning of period.............................               39,504             5,795
                                                                                       -----------      ------------
Cash and cash equivalents at end of period...................................          $    18,468      $      4,043
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                       --------------------------   -------------------------
                                                           1997          1996          1997          1996
                                                       ------------  ------------   ------------  -----------
Revenues:
 Sale of residue gas.................................  $   384,181   $   316,104    $ 1,120,382   $   979,771
 Sale of natural gas liquids.........................      141,574       127,996        442,316       361,571
 Sale of electric power..............................       16,695        10,339         54,111        11,584
 Processing, transportation and storage revenue......       10,320        10,647         30,192        32,421
 Other, net..........................................        3,118         2,635          8,000         9,311
                                                       -----------   -----------    -----------   -----------

   Total revenues....................................      555,888       467,721      1,655,001     1,394,658
                                                       -----------   -----------    -----------   -----------

Costs and expenses:
 Product purchases...................................      499,884       413,260      1,482,401     1,213,955
 Plant operating expense.............................       19,100        18,367         55,607        53,402
 Oil and gas exploration and production expense......        1,761         1,110          4,925         3,640
 Depreciation, depletion and amortization............       14,386        15,709         44,956        47,134
 Selling and administrative expense..................        6,453         6,415         22,131        21,552
 Interest expense....................................        6,454         8,497         19,183        26,646
                                                       -----------   -----------    -----------   -----------

   Total costs and expenses..........................      548,038       463,358      1,629,203     1,366,329
                                                       -----------   -----------    -----------   -----------

Income before taxes..................................        7,850         4,363         25,798        28,329

Provision for income taxes:
 Current.............................................          102           416          1,443         1,394
 Deferred............................................        2,751         1,066          7,872         8,389
                                                       -----------   -----------    -----------   -----------

   Total provision for income taxes..................        2,853         1,482          9,315         9,783
                                                       -----------   -----------    -----------   -----------

Net income...........................................        4,997         2,881         16,483        18,546

Preferred stock requirements.........................       (2,610)       (2,610)        (7,829)       (7,829)
                                                       -----------   -----------    -----------   -----------

Income attributable to common stock..................  $     2,387   $       271    $     8,654   $    10,717
                                                       ===========   ===========    ===========   ===========

Income per share of common stock.....................         $.07          $.01           $.27          $.42
                                                       ===========   ===========    ===========   ===========

Weighted average shares of common stock outstanding..   32,142,427    25,776,871     32,130,038    25,774,446
                                                       ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                          (000s, except share amounts)


                                          Shares of
                             Shares of     $2.625                                           $2.625
                               $2.28     Cumulative                 Shares        $2.28    Cumulative
                             Cumulative  Convertible   Shares      of Common    Cumulative Convertible                    Additional
                              Preferred   Preferred  of Common       Stock      Preferred   Preferred  Common   Treasury    Paid-In
                                Stock       Stock       Stock     in Treasury     Stock       Stock     Stock     Stock     Capital
                             ----------  ----------- ----------  ------------   ---------- ----------- -------  --------  ----------
Balance at December 31,
 1996......................    1,400,000  2,760,000  32,109,135      25,016         $140    $276      $3,213    $(788)    $397,061
Net income.................            -          -           -           -            -       -           -        -            -
Stock options exercised....            -          -      34,288           -            -       -           4        -          196
Tax benefit related to
 stock options.............            -          -           -           -            -       -           -        -        2,233
Loans forgiven.............            -          -           -           -            -       -           -        -            -
Dividends declared on
 common stock..............            -          -           -           -            -       -           -        -            -
Dividends declared on
 $2.28 cumulative
 preferred stock...........            -          -           -           -            -       -           -        -            -
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................            -          -           -           -            -       -           -        -            -
                             -----------  ---------  ----------  ----------  -----------  ------  ----------  -------   ----------

Balance at September 30,
 1997......................    1,400,000  2,760,000  32,143,423      25,016         $140    $276      $3,217    $(788)    $399,490
                             ===========  =========  ==========  ==========  ===========  ======  ==========  =======   ==========


                                            Notes      Total
                                          Receivable   Stock-
                               Retained   from Key    holders'
                               Earnings   Employees    Equity
                              ----------  ----------  ---------
Balance at December 31,
 1996......................    $  82,378  $  (1,813)  $ 480,467
Net income.................       16,483          -      16,483
Stock options exercised....            -        (25)        175
Tax benefit related to
 stock options.............            -          -       2,233
Loans forgiven.............            -        464         464
Dividends declared on
 common stock..............       (4,820)         -      (4,820)
Dividends declared on
 $2.28 cumulative
 preferred stock...........       (2,395)         -      (2,395)
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................       (5,434)         -      (5,434)
                             -----------  ---------  ----------

Balance at September 30,
 1997......................    $  86,212  $  (1,374)  $ 487,173
                             ===========  =========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim Consolidated Financial Statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The interim Consolidated Financial Statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1997.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to shares of common stock by the weighted average number of shares of common stock outstanding. Income attributable to common stock is income less preferred stock requirements. The Company declared preferred stock dividends of $2.6 million and $7.8 million, respectively, for both of the three and nine month
periods ended September 30, 1997 and 1996.   The computation of fully diluted
earnings per share of common stock for the three and nine months ended September 30, 1997 and 1996 was not dilutive; therefore, only primary earnings per share of common stock is presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128") with an effective date for fiscal years ending after December 15, 1997. The Company does not believe that the implementation of SFAS No. 128 will result in a material change in calculated earnings per share. In February 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS No. 129") with an effective date for fiscal years ending after December 15, 1997. The Company will comply with the disclosure requirements of SFAS 129 as required under the pronouncement.

   ADDITIONAL PAID-IN CAPITAL

The Company realizes an income tax benefit from the exercise of non-qualified stock options related to the difference between the market price at the date of
exercise and the option price.   Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," requires that this difference be credited to additional paid-in capital. In September 1997, the Company recorded an adjustment of $2.2 million to Additional Paid-In Capital to reflect such difference associated with the Company's $5.40 Stock Option Plan. The adjustment also resulted in a deferred tax asset which the Company expects to realize.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $23.1 million and $26.7 million, respectively, for the nine months ended September 30, 1997 and 1996.

Income taxes paid were $2.6 million and $4.2 million, respectively, for the nine months ended September 30, 1997 and 1996.

   COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") with an effective date for fiscal years beginning after December 15, 1997. The Company will comply with the display requirements of SFAS 130 as required under the pronouncement.

   SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") with an effective date for fiscal years

                         WESTERN GAS RESOURCES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (CONTINUED)


beginning after December 15, 1997. The Company will comply with the disclosure requirements of SFAS 131 as required under the pronouncement.

   SUBSEQUENT EVENT

On October 30, 1997, the Company sold a 50% undivided interest in its Powder River Basin coal bed methane gas operations. The sale involves gathering assets, producing properties, production equipment and certain undeveloped acreage in this area. Included in the sale are an interest in the operating wells and undeveloped acreage purchased by the Company in March 1997. Currently, the Company is calculating the final, adjusted purchase price and is anticipating a pre-tax gain between $4.0 and $5.0 million which will be recognized in the fourth quarter of 1997.

   LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the markets for residue gas and NGLs in which the Company operates could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING
DATA).

                                      Three Months Ended                           Nine Months Ended
                                          September 30,                               September 30,
                                    -----------------------     Percent      -----------------------------  Percent
                                        1997         1996        Change         1997           1996         Change
                                    -------------  --------     -------      ----------  -----------------  -------

FINANCIAL RESULTS:
Revenues..........................       $555,888  $467,721          19      $1,655,001         $1,394,658      19
Gross profit......................         20,757    19,275           8          67,112             76,527     (12)
Net income........................          4,997     2,881          73          16,483             18,546     (11)
Income per share of common stock..            .07       .01         600             .27                .42     (36)
Net cash provided by operating
  activities......................       $  2,837  $  6,996         (59)     $   46,206         $  119,248     (61)

OPERATING DATA:
Average gas sales (MMcf/D)........          2,010     1,711          17           1,870              1,755       7
Average NGL sales (MGal/D)........          4,545     3,595          26           4,420              3,562      24
Average gas prices ($/Mcf)........       $   2.08  $   2.01           3      $     2.19         $     2.04       7
Average NGL prices ($/Gal)........       $    .34  $    .39         (13)     $      .36         $      .37      (3)

Revenues from the sale of residue gas increased approximately $68.1 million to $384.2 million for the quarter ended September 30, 1997 compared to the same period in 1996. Average gas sales volumes increased 299 MMcf per day to 2,010 MMcf per day for the quarter ended September 30, 1997 compared to the same period in 1996, primarily as a result of an increase in the sale of residue gas purchased from third parties. Average gas prices increased $.07 per Mcf to $2.08 per Mcf for the quarter ended September 30, 1997 compared to the same period in 1996. Revenues from the sale of residue gas increased approximately $140.6 million to $1,120.4 million for the nine months ended September 30, 1997 compared to the same period in 1996. Average gas sales volumes increased 115 MMcf per day to 1,870 MMcf per day for the nine months ended September 30, 1997 compared to the same period in 1996, due to an increase in the sale of residue gas purchased from third parties. Average gas prices increased $.15 per Mcf to $2.19 per Mcf for the nine months ended September 30, 1997 compared to the same period in 1996. Included in the average gas price was approximately $650,000 and $1.5 million, respectively, of loss recognized for the three and nine months ended September 30, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1997 and for 1998, primarily the first quarter. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs increased approximately $13.6 million to $141.6 million for the quarter ended September 30, 1997 compared to 1996. Average NGL sales volumes increased 950 MGal per day to 4,545 MGal per day, primarily due to an approximate 750 MGal per day increase in the sale of NGLs purchased from third parties. Average NGL prices decreased $.05 per gallon to $.34 per gallon for the quarter ended September 30, 1997 compared to 1996. Revenues from the sale of NGLs increased approximately $80.7 million to $442.3 million for the nine months ended September 30, 1997 compared to 1996.

Average NGL sales volumes increased 858 MGal per day to 4,420 MGal per day, primarily due to an approximate 800 MGal per day increase in the sale of NGLs purchased from third parties for this same period. Average NGL prices remained relatively constant for the nine months ended September 30, 1997 compared to 1996. Included in the average NGL price was approximately $800,000 and $4.7 million, respectively, of gain recognized for the three and nine months ended September 30, 1997 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1997 and for 1998, primarily the first quarter. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenue associated with electric power marketing increased $6.4 million and $42.5 million, respectively, for the three and nine months ended September 30, 1997 compared to the same periods in 1996, primarily because the Company had minimal transactions in this market during these periods in 1996. Going forward, the Company elected to focus greater attention on the analysis of potential participation in power generation assets and less emphasis on trading activities.

The increase in product purchases of $86.6 million to $499.9 million for the three months ended September 30, 1997 is primarily a result of an increase in the sale of residue gas and NGLs purchased from third parties. The increase in product purchases of $268.4 million to $1,482.4 million for the nine months ended September 30, 1997 is due primarily to a combination of higher residue gas prices and increased sales of NGLs purchased from third parties. Contributing to the increase in product purchases for the nine months ended September 30, 1997 were higher payments to producers related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of residue gas. Also contributing to the increases in product purchases for the nine months ended September 30, 1997, were lower of cost or market write-downs of NGL inventories of $963,000.

Interest expense decreased $2.0 million and $7.5 million, respectively, for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The decrease in interest expense for three months ended September 30, 1997 was primarily due to more interest being capitalized related to the construction of the Bethel facility. The decrease in the nine month period was also due to lower average outstanding debt balances due to the use of the Company's net proceeds from the November 1996 public offering of 6,325,000 shares of Common Stock to reduce indebtedness under the Revolving Credit Facility. However, the Company's borrowings under its long-term debt agreements, as of September 30, 1997, are consistent with prior year balances, primarily due to costs associated with the construction of the Bethel facility. The Bethel facility is expected to be substantially completed during the first quarter of 1998, at which time interest will no longer be capitalized. See further discussion in "Liquidity and Capital Resources - Capital Investment Program."

Overall profitability for the nine months ended September 30, 1997 was less than anticipated due to several factors. Combined product purchases as a percentage of residue gas, NGL and electric power sales increased from 91% to 92% and from 90% to 92% for the three and nine months ended September 30, 1997 compared to the same periods in 1996. Over the past several years, the Company has experienced narrowing margins related to the increasing competitiveness of the natural gas marketing industry. During the nine months ended September 30, 1997, the Company's marketing margins were reduced by approximately 50% compared to the same period in 1996. Included in the sale of residue gas and gas purchases for the three months ended September 30, 1997 is the sale of approximately 3.3 Bcf of gas previously stored in the Katy Facility at a margin of approximately $.30 per Mcf. Results of operations in the fourth quarter of 1997 will be adversely affected by additional costs associated with the Bethel facility. As a result of start-up costs associated with opening the facility and depreciation, the Bethel facility is not expected to contribute positively to earnings in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements for the next one year period. However, the Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects in excess of budgeted amounts, and it may be required to investigate alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions and new project development.

The Company's sources and uses of funds for the nine months ended September 30, 1997 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings on revolving credit facility........  $1,151,150
     Net cash provided by operating activities......      46,206
     Other..........................................       2,631
                                                      ----------
       Total sources of funds.......................  $1,199,987
                                                      ==========
USES OF FUNDS:
     Payments related to long-term debt agreements..  $1,050,504
     Capital expenditures...........................     157,872
     Dividends paid.................................      12,647
                                                      ----------
       Total uses of funds..........................  $1,221,023
                                                      ==========

Additional sources of liquidity available to the Company are volumes of residue gas and NGLs in storage facilities. The Company stores residue gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held residue gas in storage and held imbalances for such purposes of approximately 16.9 Bcf at an average cost of $1.88 per Mcf at September 30, 1997 as compared to approximately
10.4 Bcf at an average cost of $1.84 per Mcf at December 31, 1996, primarily at the Katy Facility. At September 30, 1997, the Company had hedging contracts in place for anticipated sales at a weighted average price of $2.15 per Mcf for substantially all of the residue gas in inventory. The Company also held NGLs in storage of approximately 39,985 MGal, consisting primarily of propane and normal butane, at an average cost of $.34 per gallon and approximately 16,100 MGal at an average cost of $.42 per gallon at September 30, 1997 and December 31, 1996, respectively, at various third-party storage facilities. At September 30, 1997, the Company had hedging contracts in place for anticipated sales, consisting primarily of propane and ethane, at a weighted average price of $.31 per gallon for approximately 11,380 MGal of the stored NGLs in inventory.

     Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and OTC swaps and options with creditworthy counterparties consisting primarily of financial institutions and other natural gas companies. Using these tools, as well as physical forward transactions, the Company has hedged a portion of its equity volumes of residue gas and NGLs in 1997 at pricing levels in excess of its 1997 operating budget. The Company's 1997 hedging strategy established a minimum and maximum price to the Company while allowing market participation between these levels. As of November 3, 1997, the Company had hedged approximately 60% of its residue equity gas for the remainder of 1997 at a weighted average NYMEX-equivalent minimum price of $2.11 per Mcf. Additionally, the Company has hedged approximately 50% of its equity NGLs for the remainder of 1997 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.36 per gallon. The Company has also begun to implement its hedging strategy for 1998 at pricing levels equal to or in excess of its anticipated operating budget. The Company's 1998 hedging strategy includes the significant use of option structures which provide the Company with a minimum floor price while allowing it to participate in higher market prices. As of November 3, 1997, the Company has hedged approximately 55% of its equity residue gas and approximately 50% of its equity NGLs for the first quarter of 1998.

     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $190.8 million during 1997, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be $135.2 million, of which $121.3 million will be used for new connects, system expansions, the Bethel facility and asset consolidations and $13.9 million for maintaining existing facilities. The Company expects capital expenditures for exploration and production activities and acquisitions, the Katy Facility and miscellaneous items to be $49.6 million, $4.0 million and $2.0 million, respectively. As of September 30, 1997, the Company had expended, including a $7.6 million note payable related to the purchase of certain assets in the Powder River Basin, $165.5 million consisting of the following: (i) $116.5 million for new connects, system expansions, the Bethel facility and asset consolidations; (ii) $8.4 million for maintaining existing facilities;
(iii) $36.7 for exploration and production activities and acquisitions; (iv) $2.7 million related to the Katy Facility; and (v) $1.2 million of miscellaneous expenditures.

     Bethel Facility. The Company is currently constructing the Bethel facility in East Texas that will gather and treat gas containing hydrogen sulfide ("Sour Gas") from the Cotton Valley Pinnacle Reef Trend. The Company has completed the initial portion of the Bethel facility, which is capable of treating approximately 350 MMcf per day, assuming 500 parts per million of hydrogen sulfide in the gas stream. The Company has designed the Bethel facility to accommodate incremental expansions, depending upon the success of continued development in the trend. Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company, UMC Petroleum Corporation, Broughton Associates Joint Venture and Union Pacific Resources Company, relating to their interests in the Cotton Valley Pinnacle Reef trend. The agreements cover specified areas of dedication aggregating approximately 650,000 acres of previously undedicated interests and other individual wellsites.

Previously, a group of local citizens had been granted party status at hearings to be held by the Texas Natural Resource Conservation Commission ("TNRCC"), which issues construction permits for facilities that will emit air pollutants, and by the Railroad Commission of Texas ("TRC"), which issues permits for the operation of facilities that treat Sour Gas (the "H-9"). The Company has reached a settlement with all adverse parties. As a result of the settlement, on August 12, 1997, the TNRCC issued an air permit to the Company, which will allow it to commence construction of one or more expansions to the existing 350 MMcf per day facility to increase throughput capacity in phases up to approximately 1.4 Bcf per day, assuming 5,000 parts per million of hydrogen sulfide in the gas stream. Also on August 12, 1997, the TRC remanded the consideration of the H-9 back to the administrative process and issued an interim H-9 to permit the Company to treat Sour Gas containing low concentrations of hydrogen sulfide. The Company received the H-9 for 700 MMcf per day, assuming 5,000 parts per million of hydrogen sulfide in the gas stream, of throughput capacity in early September 1997.

To accommodate wells which may contain greater concentrations of hydrogen sulfide than originally anticipated, the Company began construction of a 60-ton sulfur recovery plant which is expected to be completed during the first quarter of 1998. The Bethel facility, including the sulfur recovery plant, is expected to cost approximately $91.0 million, of which approximately $85.9 million has been expended since inception through September 30, 1997. As of November 3, 1997, the Bethel facility was treating approximately 80 MMcf per day and volumes are expected to reach 125 MMcf per day by December 31, 1997. However, due to uncertainties related to construction costs, possible delays in pipeline permitting and other conditions outside the Company's control, there can be no assurance that this project will develop as rapidly as currently anticipated. A portion of the production that is anticipated to be gathered and treated at the Bethel facility is expected to be produced from prospects that have not yet been drilled and completed, and there can be no assurance of successful completion of wells in these prospects. In addition, the carbon dioxide and hydrogen sulfide content of the gas that can be produced from these wells is unknown and affects the ultimate capacity of the Bethel facility. See further discussion in "Results of Operations."

     Coal Bed Methane. On October 30, 1997, the Company sold a 50% undivided interest in its Powder River Basin coal bed methane gas operations to Barrett Resources Corporation ("Barrett"). The sale involves gathering assets, producing properties, production equipment and certain undeveloped acreage in this area. Included in the sale are an interest in the operating wells and undeveloped acreage purchased by the Company in March 1997. Currently, the Company is calculating the final, adjusted purchase price and is anticipating a pre-tax gain between $4.0 and $5.0 million which will be recognized in the fourth quarter of 1997.

An area of mutual interest ("AMI") has been created under the agreement which encompasses approximately 2.1 million acres in the coal bed methane play. Both parties will develop certain specified areas within the AMI with Barrett becoming the principal operator over the next 20 months. Production from the Powder River coal bed methane play has been expanding rapidly over the last two years with approximately 50 MMcf per day of gas volumes currently being produced from several operators in the area, including the Company's interest. Most of the coal bed methane gas is being transported by MIGC, the Company's interstate pipeline, with connections to both the Colorado Interstate Gas pipeline and the Pony Express Pipeline for transportation to gas markets in the Rocky Mountains and Midwest. The Company has committed to purchase all gas produced from the jointly-owned properties within the AMI under a long-term gas purchase agreement. Under the agreement, MIGC agreed to install additional compression and transmission facilities as needed to handle the anticipated increase in gas volumes.

     Midkiff/Benedum. The Company has expanded the capacity at its Midkiff/Benedum processing plant to approximately 185 MMcf per day, however, the plant capacity is approximately 165 MMcf per day due to gathering and compression limitations. The expansion was to accommodate increased drilling activity by Pioneer Natural Resources Company and other producers which supply natural gas to this facility. The Company's share of the expansion cost was approximately $4.3 million.

     Other. The Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective is achieved. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned facilities, dismantlement, asset swap or outright sale. Due to weaknesses in the price of ethane, the Company's ability to recover ethane profitably is limited at certain of its facilities. Additionally, the Company is experiencing narrowing margins in converting normal butane into iso-butane at the Company's Reno Junction isomerization facility. As a result, the Company anticipates producing less ethane and iso-butane in the fourth quarter of 1997.

Depending on the timing of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from its banks, seek waivers from its banks to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders or issue additional equity securities. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing.

     Financing Facilities

     Revolving Credit Facility. The Company's unsecured variable rate Revolving Credit Facility, was restated and amended on May 30, 1997. The Revolving Credit Facility is with a syndicate of nine banks and provides for a maximum borrowing base of $300 million, $196 million of which was outstanding at September 30, 1997. The Revolving Credit Facility's commitment period will terminate on March 31, 2002. At that time, any amounts outstanding on the Revolving Credit Facility will become due and payable. The Revolving Credit Facility bears interest, at the Company's option, at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50%, or at the agent bank's prime rate. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio. At September 30, 1997, the spread was .35% over the Eurodollar rate and the facility fee was .175%. The rate payable, including the facility fee, on the Revolving Credit Facility at September 30, 1997 was 6.0%. The Company incurred approximately $425,000 of fees in association with the restatement and amendment, such amounts were capitalized and will be amortized over the term of the agreement. Pursuant to the Revolving Credit Facility, the Company is required to maintain a debt to capitalization ratio (as defined therein) of not more than 60%, and a ratio of EBITDA (as defined therein) to interest and dividends on preferred stock of not less than 2.75 to 1.0 through December 31, 1998, 3.0 to 1.0 from January 1, 1999 through December 31, 1999 and 3.25 to 1.0 thereafter.

The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense and it intends to continue such practice. At September 30, 1997, the Company had a cash balance of $18.5 million.

     Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (the "Master Shelf") with The Prudential Insurance Company of America ("Prudential") pursuant to which Prudential agreed to quote, from time-to-time, an interest rate at which Prudential or its nominee would be willing to purchase up to $100 million of the Company's senior unsecured promissory notes (the "Master Notes"). In July 1993 and July 1995, Prudential and the Company amended the Master Shelf to provide for additional borrowing capacity (for a total borrowing capacity of $200 million) and to extend the term of the Master Shelf to October 31, 1995. The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table
(000s):

                                          Interest        Final
        Issue Date               Amount     Rate         Maturity                  Principal Payments Due
------------------------------  --------  --------  ------------------  -----------------------------------------------
October 27, 1992                 $25,000     7.51%  October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992                  25,000     7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993                25,000     6.77%  September 22, 2003  single payment at maturity
December 27, 1993                 25,000     7.23%  December 27, 2003   single payment at maturity
October 27, 1994                  25,000     9.05%  October 27, 2001    single payment at maturity
October 27, 1994                  25,000     9.24%  October 27, 2004    single payment at maturity
July 28, 1995                     50,000     7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                                --------
                                $200,000
                                ========

Pursuant to the Master Shelf Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net earnings earned from June

30, 1995 plus 75% of the net proceeds of any equity offerings after June 30, 1995, a debt to capitalization ratio (as defined therein) of no more than 55%, and an EBITDA (as defined therein) to interest ratio of not less than 3.25 to
1.0 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after June 30, 1995, that in the aggregate exceed the sum of $50 million plus 50% of consolidated net earnings earned after June 30, 1995, plus the cumulative net proceeds received by the Company after June 30, 1995 from the sale of any equity securities. At September 30, 1997, $130 million was available under this limitation.

     Term Loan Facility. The Company also had a Term Loan Facility with four banks which bore interest at 9.87%. In September 1997 the Company made the final payment on the Term Loan Facility with amounts available under the Revolving Credit Facility.

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes were and are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company financed the $7.1 million payment paid on April 30, 1997 with amounts available under the Revolving Credit Facility. The Company presently intends to finance the $7.1 million payment due on April 30, 1998 with amounts available under the Revolving Credit Facility. The 1993 Senior Notes are unsecured and contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement, as restated and amended.

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

     Covenant Compliance. At September 30, 1997, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in the Company's financing facilities and expected maturities of long-term debt during 1997, the Company had approximately $100 million of available borrowing capacity at September 30, 1997.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                             Average for the Nine Months Ended
                                                                                                     September 30, 1997
                                                        Gas                 Gas        ---------------------------------------------
                                                     Gathering           Throughput          Gas              Gas            NGL
                                   Year Placed        Systems             Capacity       Throughput       Production     Production
      Plant Facilities (1)         In Service         Miles(2)          (MMcf/D)(3)      (MMcf/D)(4)      (MMcf/D)(5)    (MGal/D)(5)
---------------------------------  -----------  ---------------------  --------------  ----------------  --------------  -----------
SOUTHERN REGION:
 Texas
  Midkiff /Benedum...............         1955               2,123            165               153              99             940
  Giddings Gathering.............         1979                 655             80                61              52              86
  Edgewood (6)(7)................         1964                  89             65                26               8              63
  Perkins........................         1975               2,573             40                22              13             136
  MiVida (6).....................         1972                 287            150                63              59               -
  Gomez..........................         1971                 307            280               158             154               -
  Mitchell Puckett Gathering.....         1972                  86             85                81              80               -
  Rosita Treating................         1973                   -             60                38              38               -
  Bethel Treating................         1997                  70            350                13              11               -
 Louisiana
  Black Lake.....................         1966                  56             75                24              15              65
  Toca (7)(8)....................         1958                   -            160               114             110              78
 NORTHERN REGION:
 Oklahoma
  Chaney Dell/Lamont.............         1966               2,039            180                79              62             242
  Arkoma.........................         1985                  63              8                 5               5               -
  Westana (9)....................         1986                 723             45                60              52              95
 Wyoming
  Granger (7)(10)................         1987                 330            235               141             123             306
  Red Desert (7).................         1979                 111             42                23              21              37
  Lincoln Road (11)..............         1988                 148             50                32              31              29
  Hilight Complex (7)............         1969                 621             80                38              31              90
  Kitty/Amos Draw (7)............         1969                 307             17                11               7              45
  Newcastle (7)..................         1981                 145              5                 2               1              16
  Reno Junction (10).............         1991                   -              -                 -               -              65
  Coal Bed Methane
   Gathering (15)................         1990                 103             55                33              30               -
 New Mexico
  San Juan River (6).............         1955                 130             60                31              28               1
 Utah
  Four Corners...................         1988                 104             15                 4               3               2
                                                            ------          -----             -----           -----           -----
   Total.........................                           11,070          2,302             1,212           1,033           2,296
                                                            ======          =====             =====           =====           =====

                                                                                                          Average for the
                                                                                                        Nine Months Ended
                                                                                                        September 30, 1997
                                                       Interconnect                                     ------------------
                                                           and            Gas Storage       Pipeline           Gas
             Storage and              Year Placed      Transmission        Capacity         Capacity        Throughput
    Transmission Facilities (1)       In Service         Miles(2)          (Bcf)(2)        (MMcf/D)(2)      (MMcf/D)(4)
---------------------------------     -----------  ------------------     ----------      ------------      ----------
Katy Facility (12)...............         1994                  17             19                 -             250
MIGC (13)........................         1970                 234              -                45              52
MGTC (14)........................         1963                 250              -                18               8
                                                            ------          -----             -----           -----
  Total..........................                              501             19                63             310
                                                            ======          =====             =====           =====

----------------------------
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%) and Newcastle (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of September 30, 1997.
(3) Gas throughput capacity is as of September 30, 1997 and represents capacity in accordance with design specifications unless other physical constraints exist, including permitting or field compression limits. Actual plant throughput capacities at Midkiff/Benedum and Mitchell Puckett Gathering are approximately 185 MMcf per day and 140 MMcf per day, respectively, as of September 30, 1997.
(4) Aggregate wellhead natural gas volumes collected by a gathering system or aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility").
(5) Volumes of residue gas and NGLs are allocated to a facility when a well is dedicated to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(9) Gas throughput and gas production in excess of plant throughput capacity is unprocessed gas delivered to the Company's Chaney Dell facility for processing. These processed volumes are included in Westana's NGL production volumes.
(10) NGL production includes conversion of third-party feedstock to iso-butane.
(11) Commencing in March 1996, the Company and its joint venture partner at the Lincoln Road plant temporarily suspended processing operations at the Lincoln Road plant and began processing the related gas at the Company's Granger facility. Beginning in April 1997, the Lincoln Road plant was restarted as volumes increased beyond Granger's capacity.
(12) Hub and gas storage facility.
(13) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(14) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(15) On October 30, 1997, the Company sold a 50% undivided interest in its Powder River Basin coal bed methane gas operations. The sale involves gathering assets, producing properties, production equipment and certain undeveloped acreage in this area.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

   JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources,
                         -------------------------------------------------------
Inc.  United States District Court for the District of North Dakota,
----
Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages were to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The Company has appealed the decision and believes that there are meritorious grounds to reverse the trial court's decision. One other producer has filed a similar claim. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy Roosevelt Plant during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to such claims and, if sued, the Company would defend vigorously against any such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

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

   Coal Bed Methane Rights

A decision entered by the United States Court of Appeals, Tenth Circuit, in a case entitled Southern Ute Indian Tribe v. Amoco Production Company, No. 94-
              ------------------------------------------------------
1579, determined that coal rights previously transferred to a Native American tribe included the right to any coal bed methane rights and ruled against the claim to the coal bed methane of a purchaser of natural gas rights from a seller that owned natural gas rights but no coal rights. The Company produces coal bed methane gas in the Powder River Basin pursuant to oil and gas leases. Owners of previously transferred coal rights, if any, in this region may be able to assert similar claims against the Company. The Company believes that there exists facts and circumstances which would provide it with a valid defense to such claims. However, there is no assurance that the Company would prevail in any such lawsuit.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: November 13, 1997               By: /s/ LANNY F. OUTLAW
                                          -------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: November 13, 1997               By: /s/WILLIAM J. KRYSIAK
                                          ---------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial
                                          and Accounting Officer)