Form 10-Q
period 1998-03-31
WESTERN GAS RESOURCES INC
filed 1998-05-15
CIK 856716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         Commission file number 1-10389
                                                -------



                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     84-1127613
--------------------------------------        ----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              12200 N. Pecos Street, Denver, Colorado      80234-3439
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


On May 1, 1998, there were 32,147,207 shares of the registrant's Common Stock outstanding.

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                   Page
------------------------------                                   ----
   Item 1.       Financial Statements

                 Consolidated Balance Sheet - March 31, 1998 and
                  December 31, 1997..............................  3

                 Consolidated Statement of Cash Flows - Three
                  Months Ended March 31, 1998 and 1997...........  4

                 Consolidated Statement of Operations - Three
                  Months Ended March 31, 1998 and 1997...........  5

                 Consolidated Statement of Changes in Stockholders'
                  Equity - Three Months Ended  March 31, 1998..... 6

                 Notes to Consolidated Financial Statements......  7

   Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............. 8


PART II - Other Information
---------------------------

   Item 1.       Legal Proceedings................................14

   Item 6.       Exhibits and Reports on Form 8-K.................15

Signatures........................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                 March 31,   December 31,
                                                                                   1998          1997
                                                                                -----------  -------------
 ASSETS                                                                         (unaudited)
 ------
Current assets:
 Cash and cash equivalents....................................................  $    4,572     $   19,777
 Trade accounts receivable, net...............................................     230,164        258,791
 Product inventory............................................................      20,356         17,261
 Parts inventory..............................................................       9,432          9,405
 Other........................................................................       2,136          2,364
                                                                                ----------     ----------
  Total current assets........................................................     266,660        307,598
                                                                                ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................   1,038,443      1,050,676
 Oil and gas properties and equipment.........................................     144,660        136,129
 Construction in progress.....................................................      67,811         64,268
                                                                                ----------     ----------
                                                                                 1,250,914      1,251,073
Accumulated depreciation, depletion and amortization..........................    (291,608)      (294,350)
                                                                                ----------     ----------
  Total property and equipment, net...........................................     959,306        956,723
                                                                                ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $28,160 and
  $27,554, respectively)......................................................      43,081         43,687
 Other........................................................................      40,911         40,268
                                                                                ----------     ----------
  Total other assets..........................................................      83,992         83,955
                                                                                ----------     ----------
Total assets..................................................................  $1,309,958     $1,348,276
                                                                                ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................  $  261,509     $  326,696
 Accrued expenses.............................................................      19,496         27,151
 Dividends payable............................................................       4,217          4,217
                                                                                ----------     ----------
  Total current liabilities...................................................     285,222        358,064
Long-term debt................................................................     456,357        441,357
Deferred income taxes payable.................................................      91,086         80,743
                                                                                ----------     ----------
  Total liabilities...........................................................     832,665        880,164
                                                                                ----------     ----------
Commitments and contingent liabilities........................................           -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000,000 aggregate liquidation preference).............................         140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000,000 aggregate liquidation preference)................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,172,223 and
  32,171,453 shares issued, respectively......................................       3,217          3,217
 Treasury stock, at cost, 25,016 shares in treasury...........................        (788)          (788)
 Additional paid-in capital...................................................     399,565        399,554
 Retained earnings............................................................      75,968         66,999
 Notes receivable from key employees secured by common stock..................      (1,085)        (1,286)
                                                                                ----------     ----------
  Total stockholders' equity..................................................     477,293        468,112
                                                                                ----------     ----------
Total liabilities and stockholders' equity....................................  $1,309,958     $1,348,276
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                     (000s)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                        -------------------------------
                                                                                               1998             1997
                                                                                        -------------   ---------------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income............................................................................      $  13,185         $  10,608
Add income items that do not affect cash:
 Depreciation, depletion and amortization.............................................         14,502            15,174
 Gain on the sale of property and equipment...........................................        (14,866)                -
 Deferred income taxes................................................................         10,343             4,658
 Distributions in excess of equity income, net........................................              -               276
 Other non-cash items, net............................................................            282               896
Adjustments to working capital to arrive at net cash provided by operating activities:
 Decrease in trade accounts receivable................................................         28,727           154,652
 (Increase) decrease in product inventory.............................................         (3,423)           10,983
 (Increase) decrease in parts inventory...............................................            (27)              438
 Decrease (increase) in other current assets..........................................            228            (2,478)
 Decrease (increase) in other assets and liabilities, net.............................            109              (233)
 Decrease in accounts payable.........................................................        (65,186)         (124,651)
 Decrease in accrued expenses.........................................................           (190)           (5,313)
                                                                                            ---------         ---------

Net cash (used in) provided by operating activities...................................        (16,316)           65,010
                                                                                            ---------         ---------

Cash flows from investing activities:
 Purchases of property and equipment..................................................        (30,839)          (57,963)
 Proceeds from the dispositions of property and equipment.............................         22,150             1,134
 Contributions to equity investees....................................................           (992)             (668)
                                                                                            ---------         ---------

Net cash used in investing activities.................................................         (9,681)          (57,497)
                                                                                            ---------         ---------

Cash flows from financing activities:
 Proceeds from exercise of common stock options.......................................             11                22
 Debt issue costs paid................................................................             (2)                -
 Payments on revolving credit facility................................................       (669,050)          (79,950)
 Borrowings under revolving credit facility...........................................        684,050            79,950
 Dividends paid.......................................................................         (4,217)           (4,216)
                                                                                            ---------         ---------

Net cash provided by (used in) financing activities...................................         10,792            (4,194)
                                                                                            ---------         ---------
Net (decrease) increase in cash and cash equivalents..................................        (15,205)            3,319
Cash and cash equivalents at beginning of period......................................         19,777            39,504
                                                                                            ---------         ---------
Cash and cash equivalents at end of period............................................      $   4,572         $  42,823
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (000s, except share and per share amounts)

                                                                              Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                             1998          1997
                                                                         -----------   -----------
Revenues:
 Sale of gas...........................................................  $   426,627   $   429,182
 Sale of natural gas liquids...........................................      123,758       169,099
 Processing, transportation and storage revenue........................       11,335        10,269
 Sale of electric power................................................           20        24,106
 Other, net............................................................       18,715         2,882
                                                                         -----------   -----------

  Total revenues.......................................................      580,455       635,538
                                                                         -----------   -----------
Costs and expenses:
 Product purchases.....................................................      507,287       570,365
 Plant operating expense...............................................       20,255        17,985
 Oil and gas exploration and production expense........................        1,392         1,167
 Depreciation, depletion and amortization..............................       14,502        15,174
 Selling and administrative expense....................................        8,124         7,734
 Interest expense......................................................        8,156         6,427
                                                                         -----------   -----------

  Total costs and expenses.............................................      559,716       618,852
                                                                         -----------   -----------
Income before taxes....................................................       20,739        16,686

Provision for income taxes:
 Current...............................................................       (2,789)        1,420
 Deferred..............................................................       10,343         4,658
                                                                         -----------   -----------

                                                                               7,554         6,078
                                                                         -----------   -----------

Net income.............................................................       13,185        10,608

Preferred stock requirements...........................................       (2,610)       (2,610)
                                                                         -----------   -----------
Income attributable to common stock....................................  $    10,575   $     7,998
                                                                         ===========   ===========
Earnings per share of common stock.....................................         $.33          $.25
                                                                         ===========   ===========
Weighted average shares of common stock outstanding....................   32,146,570    32,111,695
                                                                         ===========   ===========
Earnings per share of common stock-assuming dilution...................         $.33          $.25
                                                                         ===========   ===========

Weighted average shares of common stock outstanding-assuming dilution..   32,149,869    32,135,350
                                                                         ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                          (000s, except share amounts)




                                          Shares of
                              Shares of    $2.625                                         $2.625
                                $2.28    Cumulative                Shares     $2.28     Cumulative
                             Cumulative  Convertible   Shares    of Common  Cumulative  Convertible
                              Preferred   Preferred  of Common     Stock     Preferred  Preferred     Common
                                Stock       Stock      Stock    in Treasury    Stock      Stock        Stock
                             ----------  ----------- ---------  ----------- ----------  ----------- -----------

Balance at December 31,
 1997......................   1,400,000  2,760,000   32,146,437     25,016      $ 140      $  276       $3,217
Net income.................           -          -            -          -          -           -            -
Stock options exercised....           -          -          770          -          -           -            -
Loans forgiven.............           -          -            -          -          -           -            -
Dividends declared on
 common stock..............           -          -            -          -          -           -            -
Dividends declared on
 $2.28 cumulative
 preferred stock...........           -          -            -          -          -           -            -
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................           -          -            -          -          -           -            -
                             ----------  ---------  -----------  ---------  ---------  ----------  -----------

Balance at March 31, 1998..   1,400,000  2,760,000   32,147,207     25,016      $ 140      $  276       $3,217
                             ==========  =========  ===========  =========  =========  ==========  ===========

                                                                  Notes        Total
                                          Additional            Receivable     Stock-
                                 Treasury  Paid-In    Retained   from Key     holders'
                                  Stock    Capital    Earnings   Employees     Equity
                                --------- ----------  --------  ----------   ----------
Balance at December 31,
 1997......................        $(788)   $399,554   $66,999     $(1,286)  $468,112
Net income.................            -           -    13,185           -     13,185
Stock options exercised....            -          11         -           -         11
Loans forgiven.............            -           -         -         201        201
Dividends declared on
 common stock..............            -           -    (1,607)          -     (1,607)
Dividends declared on
 $2.28 cumulative
 preferred stock...........            -           -      (798)          -       (798)
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................            -           -    (1,811)          -     (1,811)
                                 -------  ----------    -------  ----------   --------
Balance at March 31, 1998..        $(788)   $399,565    $75,968     $(1,085)  $477,293
                                 =======  ==========    =======  ==========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The interim consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

Certain prior year's amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1998.

   EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. The Company declared preferred stock dividends of $2.6 million for both of the three month periods ended March 31, 1998 and 1997. Common stock options, which are potential common shares, had a dilutive effect on earnings per share and increased the weighted average shares of common stock outstanding by 3,299 and 23,655 shares for the three month periods ended March 31, 1998 and 1997, respectively. The numerators and the denominators for the three month periods ended March 31, 1998 and 1997 are not adjusted to reflect the Company's $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

   ASSET SALE

In March 1998, the Company completed the sale of its Perkins facility, which was effective as of January 1, 1998. The sales price was $22.0 million, subject to certain adjustments, and resulted in a pre-tax gain of approximately $14.9 million.


   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $8.0 million and $6.3 million for the three months ended March 31, 1998 and 1997, respectively.

No income taxes were paid during the three months ended March 31, 1998 or for the three months ended March 31, 1997.

   SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS No. 131") with an effective date for fiscal years beginning after December 15, 1997. Under SFAS No. 131, the Company is required to present certain information about operating segments, including profit or loss and segment assets. SFAS No. 131 does not require interim segment reporting in the initial year of application. The Company will comply with the disclosure requirements of SFAS No. 131 as required under the pronouncement.

   LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the markets for gas and NGLs in which the Company operates, could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997
(000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).



                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------  Percent
                                                              1998       1997    Change
                                                           ----------  --------  -------
FINANCIAL RESULTS:
Revenues.................................................   $580,455   $635,538      (9)
Gross profit.............................................     37,019     30,847      20
Net income...............................................     13,185     10,608      24
Earnings per share of common stock.......................        .33        .25      32
Earnings per share of common stock  - assuming dilution..        .33        .25      32
Net cash (used in) provided by operating activities......   $(16,316)  $ 65,010       -

OPERATING DATA:
Average gas sales (MMcf/D)...............................      2,280      1,820      25
Average NGL sales (MGal/D)...............................      4,655      4,275       9
Average gas prices ($/Mcf)...............................   $   2.08   $   2.61     (20)
Average NGL prices ($/Gal)...............................   $    .29   $    .44     (34)


Revenues from the sale of gas decreased approximately $2.6 million for the three months ended March 31, 1998 compared to the same period in 1997. Average gas sales volumes increased 460 MMcf per day to 2,280 MMcf per day for the three months ended March 31, 1998 compared to the same period in 1997, largely due to an increase in the sale of gas purchased from third parties. Average gas prices realized by the Company decreased $.53 per Mcf to $2.08 per Mcf for the three months ended March 31, 1998 compared to the same period in 1997. Included in the realized gas price was approximately $450,000 of gain recognized for the three months ended March 31, 1998 related to futures positions on equity gas volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1998. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $45.3 million for the three months ended March 31, 1998 compared to the same period in 1997. Average NGL sales volumes increased 380 MGal per day to 4,655 MGal per day for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to an increase in the sale of NGLs purchased from third parties. Average NGL prices realized by the Company decreased $.15 per gallon to $.29 per gallon for the three months ended March 31, 1998 compared to the same period in 1997. Included in the realized NGL price was approximately $2.2 million of gain recognized for the three months ended March 31, 1998 related to futures positions on equity NGL volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1998. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenue associated with the sale of electric power decreased $24.1 million for the three months ended March 31, 1998 compared to the same period in 1997, primarily because the Company had minimal transactions in this market during 1998. During the second half of 1997, due to a lack of profitability, the Company elected to discontinue wholesale trading electric power and began to evaluate its role in this emerging business.

Other net revenue increased approximately $15.8 million for the three months ended March 31, 1998 compared to the same period in 1997, primarily due to a $14.9 million gain on the sale of the Company's Perkins facility. In addition, the Company recognized $1 million of revenue related to an option payment received from RIS Resources (USA) Inc. ("RIS"). The option payment is associated with the potential sale of a portion of certain assets in Southwest Wyoming. See further discussion at "Liquidity and Capital Resources - Capital Investment Program -Southwest Wyoming."

The decrease of $63.1 million in product purchases is primarily due to the decrease in commodity prices. Combined product purchases as a percentage of gas, NGL and electric power sales remained constant at 92% for the three months
ended March 31, 1998 compared to the same period in 1997.   Also included in
product purchases for the three months ended March 31, 1998 and 1997 were lower of cost or market write-downs of NGL inventory of $328,000 and $499,000, respectively.

Plant operating expense increased $2.3 million for the three months ended March 31, 1998 compared to the same period in 1997. The increase is primarily due to additional compression costs associated with the increased Coal Bed Methane production activities and expenses incurred at the Bethel facility, which became partially operational during the third quarter of 1997.

Depreciation, depletion and amortization decreased $672,000 for the three months ended March 31, 1998 compared to the same period in 1997. The decrease is primarily due to lower depletion associated with declining production at the Company's Black Lake field. This decrease is somewhat offset by depreciation related to the Bethel facility, which became partially operational during the third quarter of 1997. The Company anticipates that depreciation, depletion and amortization will increase approximately $700,000 per quarter for the remainder of 1998 due to (i) additional depreciation associated with the Bethel facility as the next phase of assets are placed into service and (ii) adjustment to shorten the life of the Company's Rosita Treating facility to match the life of this asset with the underlying gas treating contract term.

Interest expense increased $1.7 million for the three months ended March 31, 1998 compared to the same period in 1997. The increase is due to less interest being capitalized related to capital projects and larger debt balances outstanding during the first quarter of 1998 compared to the corresponding period in 1997. The larger debt balances result primarily from the construction of the Bethel facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital projects. The Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements for the next one year period. However, the Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects in excess of budgeted amounts, and it may be required to investigate alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of additions to dedicated plant reserves, new project development, marketing and acquisitions.

The Company's sources and uses of funds for the three months ended March 31, 1998 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings under revolving credit facility................  $684,050
     Proceeds from the dispositions of property and equipment..    22,150
     Proceeds from exercise of common stock options............        11
                                                                 --------
     Total sources of funds....................................  $706,211
                                                                 ========
USES OF FUNDS:
     Payments related to long-term debt........................  $669,052
     Capital expenditures......................................    31,831
     Net cash used in operating activities.....................    16,316
     Dividends paid............................................     4,217
                                                                 --------

     Total uses of funds.......................................  $721,416
                                                                 ========

Additional sources of liquidity available to the Company are volumes of gas and NGLs in storage facilities. The Company stores gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held gas in storage and held imbalances for such purposes of approximately 8.2 Bcf at an average cost of $2.02 per Mcf at March 31, 1998 compared to 6.0 Bcf at an average cost of $1.97 per Mcf at December 31, 1997, at various storage facilities, including the Katy Facility. At March 31, 1998, the Company had hedging contracts in place for anticipated sales of approximately 8.0 Bcf of stored gas at a weighted average price of $2.33 per Mcf. The Company held NGLs in storage of 14,800 MGal, consisting primarily of propane and normal butane, at an average cost of $.32 per gallon, and 14,400 MGal, at an average cost of $.37 per gallon, at March 31, 1998 and December 31, 1997, respectively, at various third-party storage facilities.

     Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and OTC swaps and options with counterparties it considers to be creditworthy consisting primarily of financial institutions and other natural gas companies. Using these tools, as well as physical forward transactions, the Company has hedged a portion of its equity volumes of gas and NGLs in 1998 at pricing levels in excess of its 1998 operating budget. The Company's 1998 hedging strategy established a minimum and maximum price to the Company while allowing market participation between these levels. As of May 4, 1998, the Company had hedged approximately 75% of its anticipated equity gas for the remainder of 1998 at a weighted average NYMEX-equivalent minimum price of $2.17 per Mcf. Additionally, the Company has hedged approximately 25% of its anticipated equity NGLs, primarily crude oil, for the remainder of 1998 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.35 per gallon ($14.70 per barrel).

     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $129.4 million during 1998, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be approximately $84.8 million, of which approximately $74.8 million is budgeted to be used for new connects, system expansions and asset consolidations and approximately $10.0 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities and other miscellaneous items, including the Katy Facility, to be approximately $40.2 million and $4.4 million, respectively. These capital expenditures represent anticipated expenditures, and to a certain extent, are subject to adjustment in response to present or forecasted market conditions. As of March 31, 1998, the Company had expended $31.8 million, consisting of the following:
(i) $10.2 million for new connects, system expansions and asset consolidations;
(ii) $2.4 million for maintaining existing facilities; (iii) $18.4 for exploration and production activities; and (iv) $800,000 related to other miscellaneous items, including the Katy Facility.

     Coal Bed Methane. The Company is expanding its Powder River Basin coal bed methane natural gas gathering system and developing its own coal seam gas reserves in Wyoming. The Company's capital budget provides for expenditures of approximately $42.0 million during 1998. This capital budget includes approximately $18.8 million for drilling costs, production equipment and purchase of operating wells and undeveloped acreage. The remainder is to be used primarily for compression equipment. The Southern Ute Indian tribe was successful in a claim that coal rights previously transferred to it included the right to any coal bed methane. In addition, the United States Court of Appeals ruled against the claim of the lessees that owned natural gas rights but not coal rights. Depending upon future drilling success, additional capital expenditures will be required to continue expansion in this basin. However, because of drilling and other uncertainties, beyond the Company's control, including potential litigation, there can be no assurance that this level of capital expenditure will be incurred or that future capital expenditures will be made. See further discussion at "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

     Southwest Wyoming. During 1997, the Company entered into two separate agreements with RIS to sell RIS undivided interests in certain assets. Under the first agreement, in February 1998, the Company sold RIS a 50% undivided interest in a portion of the Granger gathering system servicing a large area of mutual interest (the "Bird Canyon Line") for approximately $4.0 million. This amount approximated the Company's cost in such facilities. RIS and the Company expect to install jointly additional gathering assets in this area as needed.

Under the second agreement with RIS, the Company has granted RIS the option to purchase up to 50% of the Granger processing facility and its remaining gathering system and up to a 50% interest in the Company's 72% ownership interest in the Lincoln Road facility (collectively the "Granger Complex"). This option is exercisable in two 25% increments. The first option is exercisable at any time prior to July 1, 1998 and the second option, which is contingent upon the exercise of the first increment, is exercisable at any time prior to July 1, 1999. In conjunction with this agreement, in February 1998, RIS paid a $1 million option payment which is non-refundable. In addition, RIS is required to pay an additional $59 million at the closing of the first option and $50 million at the closing of the second option. The purchase price will be further increased by a pro-rata share of capital expenditures incurred at the Granger Complex from November 1997 until closing. These options are subject to various regulatory approvals and third-party purchase preferential rights. Pursuant to the agreement with RIS, the Company will remain the operator of the Bird Canyon Line and the Granger Complex.

     Bethel Facility. In March 1998, the Company completed the construction of a 60-ton sulfur recovery plant to accommodate wells which contain greater concentrations of hydrogen sulfide. The Bethel Treating facility is not expected to contribute to profitability during 1998. The Company anticipates that in order to cover controllable plant operating costs, the Bethel facility would need to average approximately 40 MMcf per day of throughput for 1998. The Bethel facility averaged gas throughput of approximately 69 MMcf per day for the first quarter of 1998. However, because of uncertainties related to third-party drilling programs, declines in volumes produced at certain wells and other conditions outside of the Company's control, the Company is currently unable to predict future throughput volumes associated with the Bethel facility, which may be lower or higher than current throughput levels.

Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company ("Sonat"), UMC Petroleum Corporation, Broughton Associates Joint Venture and Union Pacific Resources Company ("UPRC"), relating to their interests in the Cotton Valley Pinnacle Reef trend. These agreements, in addition to other agreements, cover specified areas of dedication aggregating approximately 650,000 acres of previously undedicated interests and other individual wellsites. Pursuant to its agreement with Sonat, the Company will begin treating additional volumes in May 1999 which are currently being treated by a competitor. This production volume has declined from that previously reported in the Company's Annual Report on Form 10-K of 100 MMcf per day to approximately 40 MMcf per day. During the first quarter of 1998, UPRC announced that it intended to divest certain assets, including some of their acreage in the Cotton Valley Pinnacle Reef. Any purchaser of UPRC's dedicated leases will continue to be subject to the Company's gathering and treating agreement.

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

     Financing Facilities

     Revolving Credit Facility. The Company's unsecured variable rate Revolving Credit Facility, was restated and amended on May 30, 1997. The Revolving Credit Facility is with a syndicate of nine banks and provides for a maximum borrowing commitment of $300 million, $171.5 million of which was outstanding at March 31, 1998. The Revolving Credit Facility's commitment period will terminate on March 31, 2002. At that time, any amounts outstanding on the Revolving Credit Facility will become due and payable. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent bank's prime rate. The Company has the option to determine which rate will be used. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio. At March 31, 1998, the spread was .35% over the Eurodollar rate and the facility fee was
 .175%. The rate payable, including the facility fee, on the Revolving Credit Facility at March 31, 1998 was 6.2%. Pursuant to the Revolving Credit Facility, the Company is required to maintain a debt to capitalization ratio (as defined therein) of not more than 60% as of the end of any fiscal quarter and a ratio of EBITDA (as defined therein) to interest and dividends on preferred stock as of the end of any fiscal quarter of not less than 2.75 to 1.0 through December 31, 1998, 3.0 to 1.0 from January 1, 1999 through December 31, 1999 and 3.25 to 1.0 thereafter. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense and it intends to continue such practice.

     Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (as amended and restated, the "Master Shelf") with The Prudential Insurance Company of America ("Prudential"). The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s):

                                        Interest       Final
          Issue Date             Amount   Rate        Maturity                   Principal Payments Due
------------------------------  --------  -----  ------------------  -----------------------------------------------
October 27, 1992                 $25,000  7.51%  October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992                  25,000  7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993                25,000  6.77%  September 22, 2003  single payment at maturity
December 27, 1993                 25,000  7.23%  December 27, 2003   single payment at maturity
October 27, 1994                  25,000  9.05%  October 27, 2001    single payment at maturity
October 27, 1994                  25,000  9.24%  October 27, 2004    single payment at maturity
July 28, 1995                     50,000  7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                                --------
                                $200,000
                                ========

Pursuant to the Master Shelf Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net earnings earned from June 30, 1995 plus 75% of the net proceeds of any equity offerings after June 30, 1995, a debt to capitalization ratio (as defined therein) of no more than 55%, and an EBITDA (as defined therein) to interest ratio of not less than 3.25 to 1.0 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after June 30, 1995, that in the aggregate exceed the sum of $50 million plus 50% of consolidated net earnings earned after June 30, 1995, plus the cumulative net proceeds received by the Company after June 30, 1995 from the sale of any equity securities. At March 31, 1998, $120.8 million was available under this limitation. The Company presently intends to finance the $8.3 million payment due on October 27, 1998 with amounts available under the Revolving Credit Facility.

     1993 Senior Notes.   On April 28, 1993, the Company sold $50 million of
7.65% Senior Notes ("1993 Senior Notes") due 2003 to a group of insurance companies. Annual principal payments of $7.1 million on the 1993 Senior Notes were and are due on April 30 of each year from 1997 through 2002, with any remaining principal and interest outstanding due on April 30, 2003. The Company financed the $7.1 million payment paid on April 30, 1998 with amounts available under the Revolving Credit Facility. The Company presently intends to finance the $7.1 million payment due on April 30, 1999 with amounts available under the Revolving Credit Facility. The 1993 Senior Notes are unsecured and contain certain financial covenants that substantially conform with those contained in the Master Shelf Agreement.

     1995 Senior Notes. The Company sold $42 million of 1995 Senior Notes to a group of insurance companies in the fourth quarter of 1995, with an interest rate of 8.16% per annum and principal due in a single payment in December 2005. The 1995 Senior Notes are unsecured and contain certain financial covenants that conform with those contained in the Master Shelf Agreement.

     Covenant Compliance. At March 31, 1998, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in the Company's financing facilities and maturities of long-term debt during 1998, the Company had approximately $110 million of available borrowing capacity at March 31, 1998.

PRINCIPAL FACILITIES

The following tables provide information concerning the Company's principal facilities at March 31, 1998. The Company also owns and operates several smaller treating, processing and transmission facilities located in the same areas as its other facilities.

                                                                                        Average for the Three Months Ended
                                                                                                  March 31, 1998
                                                   Gas            Gas            -----------------------------------------------
                                                 Gathering     Throughput            Gas                  Gas            NGL
                                   Year Placed   Systems        Capacity          Throughput           Production     Production
      Plant Facilities (1)         In Service    Miles(2)     (MMcf/D)(2)        (MMcf/D)(3)          (MMcf/D)(4)    (MGal/D)(5)
---------------------------------  -----------   -------      -----------        -----------          -----------    -----------
SOUTHERN REGION:
 Texas
  Bethel Treating (6)............      1997          84          350                  69                   65            -
  Edgewood (6)(7)................      1964          89           65                  25                    8           62
  Giddings Gathering.............      1979         660           80                  55                   46           83
  Gomez Treating.................      1971         384          280                 133                  128            -
  Midkiff/Benedum................      1955       2,129          165                 149                  102          946
  Mitchell Puckett Gathering.....      1972          86           85                  73                   48            -
  MiVida Treating (6)............      1972         289          150                  76                   73            -
  Rosita Treating................      1973           -           60                  47                   47            -
 Louisiana
  Black Lake.....................      1966          56           75                  13                    8           38
  Toca (7)(8)....................      1958           -          160                  75                   71           54
 NORTHERN REGION:
 Wyoming
  Coal Bed Methane
   Gathering.....................      1990         213           62                  60                   58            -
  Granger (7)(9)(10)(11).........      1987         383          235                 145                  128          197
  Hilight Complex (7)............      1969         622           80                  40                   34           91
  Kitty/Amos Draw (7)............      1969         307           17                  10                    7           45
  Lincoln Road (11)..............      1988         149           50                  30                   28           28
  Newcastle (7)..................      1981         145            5                   2                    1           16
  Red Desert (7).................      1979         111           42                  20                   18           35
  Reno Junction (9)..............      1991           -            -                   -                    -           54
Oklahoma
  Arkoma.........................      1985          64            8                   5                    5            -
  Chaney Dell (12)...............      1966       2,045          180                  71                   56          234
  Westana (12)...................      1986         737           45                  57                   48          101
 New Mexico
  San Juan River (6).............      1955         132           60                  28                   27            2
 Utah
  Four Corners Gathering.........      1988         104           15                   3                    -            2
                                                  -----        -----               -----                -----        -----
   Total.........................                 8,789        2,269               1,186                1,006        1,988
                                                  =====        =====               =====                =====        =====


                                                                                                              Average for the
                                                                                                             Three Months Ended
                                                                                                               March 31, 1998
                                                      Interconnect                                         ----------------------
                                                          and           Gas Storage         Pipeline                Gas
           Storage and                 Year Placed    Transmission       Capacity           Capacity             Throughput
    Transmission Facilities (1)        In Service       Miles(2)         (Bcf)(2)          (MMcf/D)(2)           (MMcf/D)(3)
---------------------------------      ----------       --------         --------          -----------           -----------
Katy Facility (13)...............         1994              17               20                   -                  252
MIGC (14)........................         1970             245                -                  90                   87
MGTC (15)........................         1963             252                -                  18                   12
                                                         -----            -----               -----                -----
  Total..........................                          514               20                 108                  351
                                                         =====            =====               =====                =====

____________________________
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). All facilities are operated by the Company and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of March 31, 1998.
(3) Gas throughput capacity is as of March 31, 1998 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility") or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(9) NGL production includes conversion of third-party feedstock to iso-butane.
(10)In February 1998, the Company sold a 50% undivided interest in a portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities.
(11)The Company and its joint venture partner at the Lincoln Road facility have agreed to process such gas at the Company's Granger facility as long as there is available capacity at the Granger facility. As a result, a periodic election is made as to whether or not gas will be processed at the Lincoln Road facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between March 1996 and April 1997. Beginning February 1998, processing at the Lincoln Road facility was again temporarily suspended.
(12)Gas throughput and gas production in excess of plant throughput capacity is unprocessed gas delivered to the Company's Chaney Dell facility for processing or delivered into an unaffiliated pipeline. These processed volumes are included in Westana's NGL production volumes.
(13)Hub and gas storage facility.
(14)MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(15)MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.


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

   Southern Ute Indian Tribe

The Company is producing and gathering natural gas from the coal bed methane play in the Powder River Basin of Wyoming. A decision entered by the United States Court of Appeals, Tenth Circuit, in a case entitled Southern Ute Indian
                                                           -------------------
Tribe vs. Amoco Production Company, No. 94-1579, determined that coal rights
----------------------------------
previously transferred by the United States government to a Native American tribe included the right to produce any coal bed methane. In addition, this Court of Appeals ruled against the claim of the lessess that owned natural gas rights but not coal rights. A significant percentage of the Company's coal bed methane rights in the Powder River Basin were conveyed to it by owners of the natural gas rights. There is no assurance that the United States government, as the owner of the coal rights, will not assert a similar claim to the coal bed methane rights that the Company believes it owns as owner of the natural gas rights.

   Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such tax returns that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting certain of these proposed adjustments. In the opinion of management, any proposed adjustments for the additional income taxes and interest that may result would not be material. However, it is reasonably possible that the ultimate resolution could result in an amount which differs materially from management's estimates.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 14, 1998                    By: /s/ LANNY F. OUTLAW
                                          -------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: May 14, 1998                    By: /s/WILLIAM J. KRYSIAK
                                          ---------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial
                                          and Accounting Officer)