Form 10-Q
period 1998-06-30
WESTERN GAS RESOURCES INC
filed 1998-08-14
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO_________


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

On August 1, 1998, there were 32,147,993 shares of the registrant's Common Stock outstanding.



================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


PART I - Financial Information                                                               Page
------------------------------                                                               ----

  Item 1. Financial Statements (Unaudited)
          Consolidated Balance Sheet - June 30, 1998 and December 31, 1997................     3

          Consolidated Statement of Cash Flows - Six months ended June 30, 1998
          and 1997........................................................................     4


          Consolidated Statement of Operations - Three and Six months ended
          June 30, 1998 and 1997..........................................................     5


          Consolidated Statement of Changes in Stockholders' Equity - Six months ended
          June 30, 1998...................................................................     6


          Notes to Consolidated Financial Statements......................................     7


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................     8



PART II - Other Information
---------------------------

  Item 1.  Legal Proceedings..............................................................    16


  Item 4.  Submission of Matters to a Vote of Security Holders............................    17


  Item 6.  Exhibits and Reports on Form 8-K...............................................    17


Signatures................................................................................    18


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                 June 30,    December 31,
                                                                                   1998          1997
                                                                                -----------  -------------
    ASSETS                                                                      (Unaudited)
    ------
Current assets:
  Cash and cash equivalents....................................................  $   10,018     $   19,777
  Trade accounts receivable, net...............................................     207,984        258,791
  Product inventory............................................................      53,159         17,261
  Parts inventory..............................................................       9,672          9,405
  Other........................................................................       2,943          2,364
                                                                                 ----------     ----------
    Total current assets.......................................................     283,776        307,598
                                                                                 ----------     ----------
Property and equipment:
  Gas gathering, processing, storage and transmission..........................   1,062,024      1,050,676
  Oil and gas properties and equipment.........................................     146,983        136,129
  Construction in progress.....................................................      72,107         64,268
                                                                                 ----------     ----------
                                                                                  1,281,114      1,251,073
  Less:  Accumulated depreciation, depletion and amortization..................    (307,052)      (294,350)
                                                                                 ----------     ----------
    Total property and equipment, net..........................................     974,062        956,723
                                                                                 ----------     ----------
Other assets:
  Gas purchase contracts (net of accumulated amortization of $28,766 and
    $27,554, respectively).....................................................      42,475         43,687
  Other........................................................................      39,539         40,268
                                                                                 ----------     ----------
    Total other assets.........................................................      82,014         83,955
                                                                                 ----------     ----------
Total assets...................................................................  $1,339,852     $1,348,276
                                                                                 ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
  Accounts payable.............................................................  $  232,386     $  326,696
  Accrued expenses.............................................................      20,471         27,151
  Dividends payable............................................................       4,217          4,217
                                                                                 ----------     ----------
      Total current liabilities................................................     257,074        358,064
Long-term debt.................................................................     521,914        441,357
Deferred income taxes payable..................................................      90,423         80,743
                                                                                 ----------     ----------
    Total liabilities..........................................................     869,411        880,164
                                                                                 ----------     ----------
Commitments and contingent liabilities.........................................           -              -

Stockholders' equity:
  Preferred stock, par value $.10; 10,000,000 shares authorized:
    $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
      ($35,000,000 aggregate liquidation preference)...........................         140            140
    $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
      outstanding ($138,000,000 aggregate liquidation preference)..............         276            276
  Common stock, par value $.10; 100,000,000 shares authorized; 32,173,009 and
    32,171,453 shares issued, respectively.....................................       3,217          3,217
  Treasury stock, at cost, 25,016 shares.......................................        (788)          (788)
  Additional paid-in capital...................................................     399,577        399,554
  Retained earnings............................................................      69,104         66,999
  Notes receivable from key employees secured by common stock..................      (1,085)        (1,286)
                                                                                 ----------     ----------
    Total stockholders' equity.................................................     470,441        468,112
                                                                                 ----------     ----------
Total liabilities and stockholders' equity.....................................  $1,339,852     $1,348,276
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                  1998               1997
                                                                              -----------         ---------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income................................................................... $    10,540         $  11,486
Add income items that do not affect working capital:
  Depreciation, depletion and amortization...................................      29,328            30,570
  Deferred income taxes......................................................       9,680             5,121
  (Gain) loss on the sale of property and equipment..........................     (14,813)               71
  Other non-cash items, net..................................................         778             1,799
Adjustments to working capital to arrive at net cash (used in) provided by operating activities:
  Decrease in trade accounts receivable......................................      50,907           141,609
  Increase in product inventory..............................................     (36,457)          (11,416)
  (Increase) decrease in parts inventory.....................................        (267)              277
  Increase in other current assets...........................................        (579)           (2,785)
  Decrease in other assets and liabilities, net..............................         558                 3
  Decrease in accounts payable...............................................     (94,310)         (126,273)
  Decrease in accrued expenses...............................................      (6,950)           (7,093)
                                                                              -----------         ---------
Net cash (used in) provided by operating activities..........................     (51,585)           43,369
                                                                              -----------         ---------

Cash flows from investing activities:
  Purchase of property and equipment.........................................     (51,838)         (117,691)
  Proceeds from the dispositions of property and equipment...................      22,250             4,946
  Contributions to equity investees..........................................        (729)           (2,436)
                                                                              -----------         ---------
Net cash used in investing activities........................................     (30,317)         (115,181)
                                                                              -----------         ---------

Cash flows from financing activities:
  Net proceeds from exercise of common stock options.........................          23               161
  Debt issue costs paid......................................................          (2)             (659)
  Payments on revolving credit facility......................................  (1,355,500)         (439,650)
  Borrowings under revolving credit facility.................................   1,443,200           568,150
  Payments on long-term debt.................................................      (7,143)          (82,143)
  Dividends paid.............................................................      (8,435)           (8,433)
                                                                              -----------         ---------

Net cash provided by financing activities....................................      72,143            37,426
                                                                              -----------         ---------
Net decrease in cash and cash equivalents....................................      (9,759)          (34,386)

Cash and cash equivalents at beginning of period.............................      19,777            39,504
                                                                              -----------         ---------
Cash and cash equivalents at end of period................................... $    10,018         $   5,118
                                                                              ===========         =========



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                         --------------------------  -------------------------------
                                                             1998          1997          1998            1997
                                                         ------------  ------------  ------------  -----------------
Revenues:
  Sale of residue gas...................................  $   378,345   $   307,019   $   804,972        $   736,201
  Sale of natural gas liquids...........................      108,866       131,643       232,624            300,742
  Processing, transportation and storage revenue........       10,656         9,603        21,991             19,872
  Sale of electric power................................            -        13,310            20             37,416
  Other, net............................................        2,904         2,000        21,619              4,882
                                                          -----------   -----------   -----------        -----------

     Total revenues.....................................      500,771       463,575     1,081,226          1,099,113
                                                           ----------   -----------   -----------        -----------

Costs and expenses:
  Product purchases.....................................      453,181       412,152       960,468            982,517
  Plant operating expense...............................       20,406        18,522        40,661             36,507
  Oil and gas exploration and production expense........        1,603         1,997         2,995              3,164
  Depreciation, depletion and amortization..............       14,826        15,396        29,328             30,570
  Selling and administrative expense....................        6,783         7,944        14,907             15,678
  Interest expense......................................        8,140         6,302        16,296             12,729
                                                          -----------   -----------   -----------        -----------

     Total costs and expenses...........................      504,939       462,313     1,064,655          1,081,165
                                                          -----------   -----------   -----------        -----------

Income (loss) before taxes..............................       (4,168)        1,262        16,571             17,948

Provision (benefit) for income taxes:
  Current...............................................         (860)          (79)       (3,649)             1,341
  Deferred..............................................         (663)          463         9,680              5,121
                                                          -----------   -----------   -----------        -----------

     Total provision (benefit) for income taxes.........       (1,523)          384         6,031              6,462
                                                          -----------   -----------   -----------        -----------

Net income (loss).......................................       (2,645)          878        10,540             11,486

Preferred stock requirements............................       (2,610)       (2,610)       (5,220)            (5,220)
                                                          -----------   -----------   -----------        -----------

Income (loss) attributable to common stock..............  $    (5,255)  $    (1,732)  $     5,320        $     6,266
                                                          ===========   ===========   ===========        ===========

Income (loss) per share of common stock.................        $(.16)        $(.05)         $.17               $.20
                                                          ===========   ===========   ===========        ===========

Weighted average shares of common stock outstanding.....   32,147,499    32,135,992    32,147,035         32,123,844
                                                          ===========   ===========   ===========        ===========

Income (loss) per share of common stock -
 assuming dilution......................................        $(.16)        $(.05)         $.17               $.20
                                                          ===========   ===========   ===========        ===========

Weighted average shares of common stock outstanding -
 assuming dilution......................................   32,149,859    32,138,792    32,149,885         32,127,074
                                                          ===========   ===========   ===========        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                         (000s, except share amounts)

                                                      Shares of
                                         Shares of      $2.625                                              $2.625
                                           $2.28      Cumulative                  Shares        $2.28      Cumulative
                                         Cumulative   Convertible     Shares     of Common    Cumulative  Convertible
                                         Preferred    Preferred      of Common     Stock      Preferred    Preferred
                                           Stock        Stock          Stock     in Treasury    Stock        Stock
                                         ----------   -----------   -----------  -----------  ----------  -----------

Balance at December 31, 1997              1,400,000     2,760,000    32,146,437       25,016       $ 140       $  276
Net income.............................           -             -             -            -           -            -
Stock options exercised................           -             -         1,556            -           -            -
Loans forgiven.........................           -             -             -            -           -            -
Dividends declared on common stock.....           -             -             -            -           -            -
Dividends declared on $2.28 cumulative
  preferred stock......................           -             -             -            -           -            -
Dividends declared on $2.625 cumulative
  convertible preferred stock..........           -             -             -            -           -            -
                                         ----------     ---------   -----------    ---------   ---------   ----------

Balance at June 30, 1998                  1,400,000     2,760,000    32,147,993       25,016       $ 140       $  276
                                         ==========     =========   ===========    =========   =========   ==========


                                                                                                Notes        Total
                                                                    Additional                Receivable     Stock-
                                           Common      Treasury      Paid-In      Retained     from Key     holders'
                                            Stock        Stock       Capital      Earnings     Employees     Equity
                                         ----------   -----------   -----------  -----------  ----------   ----------
Balance at December 31, 1997                 $3,217         $(788)     $399,554      $66,999     $(1,286)    $468,112
Net income.............................           -             -             -       10,540           -       10,540
Stock options exercised................           -             -            23            -           -           23
Loans forgiven.........................           -             -             -            -         201          201
Dividends declared on common stock.....           -             -             -       (3,215)          -       (3,215)
Dividends declared on $2.28 cumulative
  preferred stock......................           -             -             -       (1,597)          -       (1,597)
Dividends declared on $2.625 cumulative
  convertible preferred stock..........           -             -             -       (3,623)          -       (3,623)
                                         ----------   -----------   -----------  -----------  ----------  -----------
Balance at June 30, 1998                     $3,217         $(788)     $399,577      $69,104     $(1,085)    $470,441
                                         ==========   ===========   ===========  ===========  ==========  ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The interim consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1998.

   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. The Company declared preferred stock dividends of $2.6 million and $5.2 million, respectively, for both of the three and six month periods ended June 30, 1998 and 1997. Common stock options, which are potential common shares, had a dilutive effect on earnings per share and increased the weighted average shares of common stock outstanding by 2,360 and 2,800 shares for the three month periods ended June 30, 1998 and 1997, respectively. Common stock options had a dilutive effect on earnings per share and increased the weighted average shares of common stock outstanding by 2,850 and 3,230 shares for the six month periods ended June 30, 1998 and 1997, respectively. The numerators and the denominators for the three and six month periods ended June 30, 1998 and 1997 are not adjusted to reflect the Company's $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $20.5 million and $15.4 million, respectively, for the six months ended June 30, 1998 and 1997.

Income taxes paid were $2.6 million for the six months ended June 30, 1997. No such taxes were paid for the six months ended June 30, 1998.

   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") with an effective date for fiscal years beginning after June 15, 1999. The Company will comply with the accounting and reporting requirements of SFAS No. 133 when required. The Company has not yet completed its evaluation of the impact that SFAS No. 133 will have upon its financial statements.

   LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 1998 and 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the markets for gas and NGLs in which the Company operates, could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA).

                                             Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                             --------------------   Percent   ----------------------------  Percent
                                               1998       1997      Change       1998           1997        Change
                                             ---------  ---------  ---------  ----------  ----------------  --------
FINANCIAL RESULTS:
Revenues...................................   $500,771   $463,575          8  $1,081,226        $1,099,113       2
Gross profit...............................     10,755     15,508        (31)     47,774            46,355       3
Net income.................................     (2,645)       878          -      10,540            11,486      (8)
Income (loss) per share of common stock....       (.16)      (.05)      (220)        .17               .20     (15)
Income (loss) per share of common stock -
   assuming dilution.......................       (.16)      (.05)      (220)        .17               .20     (15)
Net cash (used in) provided by
  operating activities.....................   $(35,269)  $(21,641)       (63) $  (51,585)       $   43,369       -

OPERATING DATA:
Average gas sales (MMcf/D).................      2,010      1,765         14       2,145             1,795      19
Average NGL sales (MGal/D).................      4,620      4,440          4       4,640             4,360       6
Average gas prices ($/Mcf).................   $   2.07   $   1.90          9  $     2.07        $     2.26      (8)
Average NGL prices ($/Gal).................   $    .26   $    .32        (19) $      .27        $      .38     (29)

Revenues from the sale of residue gas increased approximately $71.3 million to $378.3 million for the quarter ended June 30, 1998 compared to the same period in 1997. Average gas sales volumes increased 245 MMcf per day to 2,010 MMcf per day for the quarter ended June 30, 1998 compared to the same period in 1997, primarily as a result of an increase in the sale of residue gas purchased from third parties. Average gas prices increased $.17 per Mcf to $2.07 per Mcf for the three months ended June 30, 1998 compared to the same period in 1997. Revenues from the sale of residue gas increased approximately $68.8 million to $805.0 million for the six months ended June 30, 1998 compared to the same period in 1997. Average gas sales volumes increased 350 MMcf per day to 2,145 MMcf per day for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to an increase in the sale of residue gas purchased from third parties. Average gas prices decreased $.19 per Mcf to $2.07 per Mcf for the six months ended June 30, 1998 compared to the same period in 1997.
Included in the average gas price was approximately $668,000 of loss and $218,000 of gain, respectively, recognized for the three and six months ended June 30, 1998 related to futures positions on equity gas volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1998. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $22.8 million to $108.9 million for the quarter ended June 30, 1998 compared to 1997. Average NGL sales volumes increased 180 MGal per day to 4,620 MGal per day, primarily due to an increase in the sale of NGLs purchased from third parties. Average NGL prices decreased $.06 per gallon to $.26 per gallon for the quarter ended June 30, 1998 compared to 1997. Revenues from the sale of NGLs decreased approximately $68.1 million to $232.6 million for the six months ended June 30, 1998 compared to 1997. Average NGL sales volumes increased 280 MGal per day to 4,640 MGal per day, primarily due to an increase in the sale of NGLs purchased from third parties. Average NGL prices decreased $.11 per gallon to $.27 per gallon for the six months ended June 30, 1998 compared to 1997. Included in the average NGL price was approximately $1.4 million and $3.6 million, respectively, of gain recognized for the three and six months ended June 30, 1998 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1998. See further discussion in "Liquidity and Capital Resources -Risk Management Activities."

Revenue associated with the sale of electric power decreased $13.3 million and $37.4 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997, primarily because the Company had minimal transactions in this market during 1998. During the second half of 1997, the Company elected to discontinue wholesale trading of electric power, due to a lack of profitability.

Other net revenue remained relatively constant and increased $16.7 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase for the six month ended June 30, 1998 is primarily due to a $14.9 million gain on the sale of the Company's Perkins facility, and the Company recognized $1 million of revenue related to an option payment received from RIS Resources (USA) Inc. ("RIS"). The option payment is associated with the potential sale of a portion of certain of the Company's assets in Southwest Wyoming. See further discussion at "Liquidity and Capital Resources - Capital Investment Program - Southwest Wyoming."

Product purchases increased $41.0 million and decreased $22.0 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase in product purchases for the three months ended June 30, 1998 is due primarily to increased purchases from third parties. The decrease in product purchases for the six month period ended June 30, 1998 is primarily due to the decrease in commodity prices which was somewhat offset by an increase in volumes sold. Included in product purchases were lower of cost or market write-downs of NGL inventory of $194,000 and $465,000, respectively, for the three months ended June 30, 1998 and 1997, and of $522,000 and $963,000, respectively, for the six months ended June 30, 1998 and 1997. Combined product purchases as a percentage of residue gas, NGL and electric power sales increased from 91% to 93% for both the three and six month periods ended June 30, 1998 compared to the same periods in 1997. Over the past several years, the Company has experienced narrowing margins in its third-party sales related to the increasing competitiveness of the natural gas marketing industry. During the six months ended June 30, 1998, margins on the sale of third-party gas declined and averaged approximately $.02 per Mcf compared to approximately $.03 for the same period in 1997. Contributing to the increase in the product purchase percentage for the six months ended June 30, 1998 were higher payments related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of residue gas.

Plant operating expense increased $1.9 million and $4.2 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase is primarily due to additional compression costs associated with the increased Coal Bed Methane production activities and expenses incurred at the Bethel Treating facility, which became partially operational during the third quarter of 1997.

Interest expense increased $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase is due to less interest being capitalized related to capital projects, primarily the Bethel facility, and larger debt balances outstanding during the three and six month periods ended June 30, 1998 compared to the corresponding periods in 1997. The larger debt balances resulted primarily from higher product inventory positions and capital expenditures.

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

Historically, oil prices have been volative and subject to rapid price fluctuations. The oil and gas industry is currently experiencing significantly declining oil prices. Such prices have declined approximately 30% during the first half of 1998 to approximately $12.71 per barrel as of August 12, 1998.
In addition, the start-up volumes associated with the Bethel Treating facility have been lower than anticipated. If the current pricing of oil and associated NGLs continues or declines and volumes associated with the Bethel Treating facility do not increase, the Company is uncertain as to its ability to satisfy its interest coverage covenants under certain of its debt agreements during 1999. However, the Company believes it can obtain amendments or waivers from the necessary lenders.

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital expenditure program. Depending on the timing and the amount of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from its lenders, seek waivers from its lenders to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing. Despite the declining oil prices experienced in the first half of 1998, the Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements in 1998.

The Company's sources and uses of funds for the six months ended June 30, 1998 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings on Revolving Credit Facility...................  $1,443,200
     Proceeds from the dispositions of property and equipment..      22,250
     Proceeds from exercise of common stock options............          23
                                                                 ----------

     Total sources of funds....................................  $1,465,473
                                                                 ==========

USES OF FUNDS:
     Payments related to long-term debt........................  $1,362,645
     Net cash used in operating activities.....................      51,585
     Capital expenditures......................................      52,567
     Dividends paid............................................       8,435
                                                                 ----------

       Total uses of funds.....................................  $1,475,232
                                                                 ==========

Additional sources of liquidity available to the Company are volumes of gas and NGLs in storage facilities. The Company stores gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held gas in storage and held imbalances for such purposes of approximately 18.5 Bcf at an average cost of $2.10 per Mcf at June 30, 1998 compared to 6.0 Bcf at an average cost of $1.97 per Mcf at December 31, 1997, at various storage facilities, including the Katy Facility. At June 30, 1998, the Company had hedging contracts in place for anticipated sales of approximately 17.4 Bcf of stored gas at a weighted average price of $2.36 per Mcf. The Company held NGLs in storage of 50,000 MGal, consisting primarily of propane, at an average cost of $.28 per gallon, and 14,400 MGal, at an average cost of $.37 per gallon, at June 30, 1998 and December 31, 1997, respectively, at various third-party storage facilities. At June 30, 1998, the Company had hedging contracts in place for anticipated sales of approximately 5,200 MGal of stored NGLs at a weighted average price of $.25 per gallon, consisting primarily of propane.

     Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and OTC swaps and options with counterparties it considers to be creditworthy consisting primarily of financial institutions and other natural gas companies. Using these tools, as well as physical forward transactions, the Company has hedged a portion of its equity volumes of gas and NGLs in 1998 at pricing levels in excess of its 1998 operating budget. The Company's 1998 hedging strategy established a minimum and maximum price to the Company while allowing market participation between these levels. As of August 3, 1998, the Company had hedged approximately 75% of its anticipated equity gas for the remainder of 1998 at a weighted average NYMEX-equivalent minimum price of $2.21 per Mcf. Additionally, the Company has hedged approximately 25% of its anticipated equity NGLs, primarily crude oil, for the remainder of 1998 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.36 per gallon.

     Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $122.8 million during 1998, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be approximately $74.1 million, of which approximately $64.1 million is budgeted to be used for new connects, system expansions and asset consolidations and approximately $10.0 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities and other miscellaneous items to be approximately $44.3 million and $4.4 million, respectively. These capital expenditures represent anticipated expenditures, and to a certain extent, are subject to adjustment in response to present or forecasted market conditions. The Company is currently re-evaluating the level of capital expenditures at its processing facilities to reflect reductions in certain producers' drilling plans and capital expenditures related to its exploration and production activities pending the completion of its analysis of the impact of the Southern Ute Litigation. See further discussion at "Coal Bed Methane." As of June 30, 1998, the Company had expended $52.6 million, consisting of the following: (i) $25.7 million for new connects, system expansions and asset consolidations; (ii) $4.2 million for maintaining existing facilities; (iii) $21.3 for exploration and production activities; and
(iv) $1.4 million related to other miscellaneous items.

     Coal Bed Methane. The Company is expanding its Powder River Basin coal bed methane natural gas gathering system and developing its own coal seam gas reserves in Wyoming. The Company's revised capital budget provides for expenditures of approximately $51.4 million during 1998. This capital budget includes approximately $28.2 million for drilling costs, production equipment and purchase of operating wells and undeveloped acreage. The remainder is to be
used primarily for compression equipment.   On July 20, 1998, the United States
Court of Appeals, Tenth Circuit, ruled in favor of the Southern Ute Indian Tribe in a case entitled Southern Ute Indian Tribe v. Amoco Production Company, et
                   ---------------------------------------------------------
al., ("Southern Ute Litigation") and found that coal bed methane was reserved
----
under patents issued pursuant to the 1909 and 1910 Coal Land Acts to the United States government, and subsequently transferred to a Native American tribe, along with the coal. As of August 1998, approximately 31% of the Company's leases in the Powder River coal bed are from landowners whose title was derived under those acts and under which the federal government may have retained the rights to the coal bed methane. In July 1998, approximately 17 MMcf per day of gas, net to the Company, was produced from those leases. In response to this decision, the Company will curtail drilling on affected lands pending resolution of the Southern Ute Litigation. As a result, the Company is currently re-evaluating the level of capital expenditures related to its exploration and production activities in this area pending the completion of its analysis of the impact of the Southern Ute Litigation. The Company is currently evaluating its legal position and seeking legislative solutions to the issue. Depending upon future drilling success, additional capital expenditures will be required to continue expansion in this basin. However, because of drilling and other uncertainties, beyond the Company's control, including potential litigation, there can be no assurance that this level of capital expenditures will be incurred or that future capital expenditures will be made. See further discussion at "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

On July 10, 1998 MIGC received approval from the Federal Energy Regulatory Commission ("FERC") to increase its pipeline capacity from 90 MMcf per day to 130 MMcf per day. The Company plans to expand the pipeline to approximately 110 MMcf per day to meet current capacity requirements and anticipates that construction will be completed by December 31, 1998. This portion of the construction is expected to cost approximately $4.0 million and is included in the $51.4 million capital budget. Further expansion of the pipeline will be contingent upon the Company's completion of its analysis of the impact of the Southern Ute Litigation.

     Southwest Wyoming. The Company began to expand its gas gathering and exploration and production activities in Southwest Wyoming during 1997. The Company's capital budget provides for expenditures of approximately $14.6 million during 1998. This capital budget includes approximately $4.6 million for drilling costs and production equipment and approximately $10.0 million related to gathering, transportation and expansion of the Granger facility.

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

Under the second agreement, as amended, RIS exercised an option to purchase 50% of the Granger processing facility and its remaining gathering system and a 50% interest in the Company's 72% ownership interest in the Lincoln Road facility (collectively the "Granger Complex") for $105 million. Pursuant to the agreement with RIS, the Company will remain the operator of the Bird Canyon Line and the Granger Complex. The purchase price will be further increased by a pro-rata share of capital expenditures incurred at the Granger Complex from November 1997 until closing. The sale is subject to various regulatory approvals and third-party purchase preferential rights. The transaction is expected to close on August 31, 1998. As a component of RIS's financing, the Company has entered into a letter of intent with RIS to purchase $14 million of 9.5% preferred stock. The preferred stock will be issued by RIS and will be redeemable at RIS's option during the initial three years after issuance at varying premiums. If the preferred stock is not redeemed during the initial three year period, the preferred stock is convertible into shares of RIS Resources International Corp., RIS's parent company and a Vancover Stock Exchange listed Company.

     Bethel Treating Facility. In March 1998, the Company completed the construction of a 60-ton sulfur recovery plant to accommodate wells which contain greater concentrations of hydrogen sulfide. The Bethel Treating facility averaged gas throughput of approximately 65 MMcf per day and 67 MMcf per day for the three and six months ended June 30, 1998, respectively. The Company anticipates that in order to cover controllable plant operating costs, the Bethel Treating facility would need to average approximately 40 MMcf per day of throughput for 1998. The Bethel Treating facility is not expected to contribute to profitability during 1998. However, because of uncertainties related to third-party drilling programs, declines in volumes produced at certain wells and other conditions outside of the Company's control, the Company is currently unable to predict future throughput volumes associated with the Bethel Treating facility, which may be lower or higher than current throughput levels.

Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company ("Sonat"), UMC Petroleum Corporation, Broughton Associates Joint Venture and Union Pacific Resources Company ("UPRC"), relating to their interests in the Cotton Valley Pinnacle Reef trend. These agreements, in addition to other agreements, cover specified areas of dedication aggregating approximately 650,000 acres of previously undedicated interests and other individual wellsites. Pursuant to its agreement with Sonat, the Company will begin treating additional volumes in May 1999 which are currently being treated by a competitor. This production volume has declined from that previously reported in the Company's Annual Report on Form 10-K of 100 MMcf per day to approximately 25 MMcf per day. In addition, Sonat announced plans to reduce its drilling program in the Cotton Valley Pinnacle Reef. UPRC announced that it intended to divest certain assets, including some of its acreage in the Cotton Valley Pinnacle Reef. Any purchaser of UPRC's dedicated leases will continue to be subject to the Company's gathering and treating agreement.

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

     Financing Facilities

     Revolving Credit Facility. The Company's unsecured variable rate Revolving Credit Facility was restated and amended on May 30, 1997. The Revolving Credit Facility is with a syndicate of nine banks and provides for a maximum borrowing commitment of $300 million, $241 million of which was outstanding at June 30, 1998. The Revolving Credit Facility's commitment period will terminate on March 31, 2002. At that time, any amounts outstanding on the Revolving Credit
Facility will become due and payable. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent bank's prime rate. The Company has the option to determine which rate will be used. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio. At June 30, 1998, the spread was
 .35% over the Eurodollar rate and the facility fee was .175%. The rate payable, including the facility fee, on the Revolving Credit Facility at June 30, 1998 was 6.412%. Beginning August 1998, the spread over the Eurodollar rate increased to .425% and the facility fee increased to .25%. Pursuant to the Revolving
Credit Facility, the Company is required to maintain a debt to capitalization ratio (as defined therein) of not more than 60% as of the end of any fiscal quarter and a ratio of EBITDA (as defined therein) to interest and dividends on preferred stock as of the end of any fiscal quarter of not less than 2.75 to 1.0 through December 31, 1998, 3.0 to 1.0 from January 1, 1999 through December 31, 1999 and 3.25 to 1.0 thereafter. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense and it intends to continue such practice.

     Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement (as amended and restated, the "Master Shelf") with The Prudential Insurance Company of America ("Prudential"). The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s):

                              Interest        Final
    Issue Date       Amount    Rate         Maturity                   Principal Payments Due
------------------  --------  --------  ------------------  -----------------------------------------------
October 27, 1992    $ 25,000     7.51%  October 27, 2000    $8,333 on each of October 27, 1998 through 2000
October 27, 1992      25,000     7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993    25,000     6.77%  September 22, 2003  single payment at maturity
December 27, 1993     25,000     7.23%  December 27, 2003   single payment at maturity
October 27, 1994      25,000     9.05%  October 27, 2001    single payment at maturity
October 27, 1994      25,000     9.24%  October 27, 2004    single payment at maturity
July 28, 1995         50,000     7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                    --------
                    $200,000
                    ========

Pursuant to the Master Shelf Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net earnings earned from June 30, 1995 plus 75% of the net proceeds of any equity offerings after June 30, 1995, a debt to capitalization ratio (as defined therein) of no more than 55%, and an EBITDA (as defined therein) to interest ratio of not less than 3.25 to 1.0 through October 31, 1997 and 3.75 to 1.0 thereafter. The Company is prohibited from declaring or paying dividends on any capital stock on or after June 30, 1995, that in the aggregate exceed the sum of $50 million plus 50% of consolidated net earnings earned after June 30, 1995, plus the cumulative net proceeds received by the Company after June 30, 1995 from the sale of any equity securities. At June 30, 1998, $115.4 million was available under this limitation. The Company presently intends to finance the $8.3 million payment due on October 27, 1998 with amounts available under the Revolving Credit Facility.

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

     Covenant Compliance. At June 30, 1998, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in the Company's financing facilities and maturities of long-term debt during 1998, the Company had approximately $49 million of available borrowing capacity at June 30, 1998. Historically, oil prices have been volatile and subject to rapid price fluctuations. The oil and gas industry is currently experiencing significantly declining oil prices. Such prices have declined approximately 30% during the first half of 1998 to approximately $12.71 per barrel as of August 12, 1998. In addition, the start-up volumes associated with the Bethel Treating facility have been lower than anticipated. If the current pricing of oil and associated NGLs continues or declines and volumes associated with the Bethel Treating facility do not increase, the Company is uncertain as to its ability to satisfy its interest coverage covenants under certain of its debt agreements during 1999. However, the Company believes it can obtain amendments or waivers from the necessary lenders.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                        Average for the Six Months Ended
                                                                                                   June 30, 1998
                                                      Gas              Gas         -----------------------------------------
                                                   Gathering        Throughput         Gas           Gas           NGL
                                   Year Placed      Systems          Capacity       Throughput    Production    Production
      Plant Facilities (1)         In Service       Miles(2)        (MMcf/D)(3)     (MMcf/D)(4)   (MMcf/D)(5)   (MGal/D)(5)
---------------------------------  -----------  ----------------  ---------------  -------------  -----------  -------------
SOUTHERN REGION:
 Texas
  Bethel Treating (6)............         1997             86              350               67           63            -

  Edgewood (6)(7)................         1964             89               65               23            7           55

  Giddings Gathering.............         1979            660               80               52           44           79

  Gomez Treating.................         1971            384              280               123         117            -

  Midkiff/Benedum................         1955          2,133              165               153         102          979

  Mitchell Puckett Gathering.....         1972             86               85                 69         46            -

  MiVida Treating (6)............         1972            289              150                 66         63            -

  Rosita Treating................         1973              -               60                 49         49            -

 Louisiana
  Black Lake.....................         1966             56               75                 13          8           36

  Toca (7)(8)....................         1958              -              160                 71         67           53

 NORTHERN REGION:
 Wyoming
  Coal Bed Methane
   Gathering.....................         1990            213               62                 62         57            -
  Granger (7)(9)(10)(11).........         1987            389              235                149        136          200
  Hilight Complex (7)............         1969            622               80                 41         36           95
  Kitty/Amos Draw (7)............         1969            307               17                 10          7           45
  Lincoln Road (11)..............         1988            149               50                 30         27           28
  Newcastle (7)..................         1981            146                5                  2          2           17
  Red Desert (7).................         1979            111               42                 20         18           35
  Reno Junction (9)..............         1991              -                -                  -          -           51
 Oklahoma
  Arkoma.........................         1985             64                8                  4          4            -
  Chaney Dell....................         1966          2,047              180                 68         54          220
  Westana........................         1986            744               45                 59         51           78
 New Mexico
  San Juan River (6).............         1955            134               60                 28         24            1
 Utah
  Four Corners Gathering.........         1988            104               15                  4          3            4
                                                        -----            -----              -----        ---        -----
   Total.........................                       8,813            2,269              1,163        985        1,976
                                                        =====            =====              =====        ===        =====

    .                                                                                             Average for the
                                                                                                 Six Months Ended
                                                                                                  June 30, 1998
                                                  Interconnect                                   ----------------
                                                      and          Gas Storage     Pipeline            Gas
           Storage and              Year Placed   Transmission      Capacity       Capacity         Throughput
    Transmission Facilities (1)     In Service      Miles(2)        (Bcf)(2)      (MMcf/D)(2)       (MMcf/D)(3)
---------------------------------   -----------   -------------   ------------   -------------   ----------------
Katy Facility (12)...............          1994              17             20               -                237
MIGC (13)........................          1970             245              -              90                 86
MGTC (14)........................          1963             252              -              18                  9
                                                          -----          -----           -----              -----
  Total..........................                           514             20             108                332
                                                          =====          =====           =====              =====

____________________________
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). All facilities are operated by the Company, and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of June 30, 1998. On July 10, 1998, MIGC received approval from the FERC to increase its pipeline capacity from 90 MMcf per day to 130 MMcf per day.
(3) Gas throughput capacity is as of June 30, 1998 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility") or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) In February 1998, the Company sold a 50% undivided interest in a portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities.
(11) The Company and its joint venture partner at the Lincoln Road facility have agreed to process such gas at the Company's Granger facility as long as there is available capacity at the Granger facility. As a result, a periodic election is made as to whether or not gas will be processed at the Lincoln Road facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between February 1998 and June 1998.
(12) Hub and gas storage facility.
(13) MIGC is an interstate pipeline located in Wyoming and is regulated by the FERC.
(14) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources,
                         -------------------------------------------------------
Inc.  United States District Court for the District of North Dakota,
----
Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages are to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The Company has filed a Notice of Appeal with the United States Court of Appeals for the Eighth Circuit, and an order granting a stay of execution of the judgment until the appeal is resolved was granted by the Court on November 29, 1996. The case has been briefed and argued to the Court and the Company is presently awaiting the Court's decision. The Company believes that there are meritorious grounds to reverse the trial court's decision. One other producer has filed a similar claim. If JN were to prevail on appeal, other producers who sold natural gas which was processed at the Teddy Roosevelt Plant during the time period in question may be able to assert similar claims. The Company believes that it has meritorious defenses to such claims and, if sued, the Company would defend vigorously against any such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

     Southern Ute Indian Tribe

The Company is producing and gathering natural gas from the coal bed methane play in the Powder River Basin of Wyoming. On July 20, 1998, the United States Court of Appeals, Tenth Circuit, ruled in favor of the Southern Ute Indian Tribe in a case entitled Southern Ute Indian Tribe v. Amoco Production Company, et
                   ---------------------------------------------------------
al., No. 94-1579 and found that coal bed methane was reserved under patents
---
issued pursuant to the 1909 and 1910 Coal Land Acts to the United States government, and subsequently transferred to a Native American tribe, along with the coal. As of August 1998, approximately 31% of the Company's leases in the Powder River coal bed are from landowners whose title was derived under those acts and under which the federal government may have retained the rights to the coal bed methane. In July 1998, approximately 17 MMcf per day of gas, net to the Company, was produced from those leases. In addition, this Court of Appeals ruled against the claim of the lessees that owned natural gas rights but not coal rights. There is no assurance that the United States government, as the owner of the coal rights, will not assert a similar claim to the coal bed methane rights that the Company believes it owns as owner of the natural gas rights.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The following matter was voted on at the Company's Annual Meeting of Stockholders held on May 22, 1998:

     Walter L. Stonehocker, Dean Phillips, Bill M. Sanderson and James A. Senty were elected as Class Three Directors to serve until their terms expire in 2001 and until their successors have been elected. 28,882,954, 28,881,952, 28,883,182 and 28,881,925 shares, respectively, were voted for and 373,241, 374,243, 373,013 and 374,270 shares, respectively, were withheld for Walter
     L. Stonehocker, Dean Phillips, Bill M. Sanderson and James A. Senty.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits:

          10.21 Amendment No. 6 to Note Purchase Agreements as of January 15, 1998 by and among Western Gas Resources, Inc. and the Purchasers.

          10.22 First Amendment to Credit Agreement dated July 8, 1998 by and among Western Gas Resources, Inc. and NationsBank, N.A. as agent, and the Lenders (Revolver).

          10.23 Letter Amendment No. 1 to Senior Note Purchase Agreement dated November 29, 1995 by and among Western Gas Resources, Inc. and the Purchasers identified therein.

          10.24 Letter Amendment No. 1 to Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and Prudential Company of America.

(b)       Reports on Form 8-K:

          A report on Form 8-K was filed on July 1, 1998 with the Securities and Exchange Commission to notify the Company's stockholders of the extension of the closing date of the transactions between the Company and Ultra Resources, Inc. and RIS Resources (USA) Inc.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: August 14, 1998                 By: /s/ LANNY F. OUTLAW
                                          -------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: August 14, 1998                 By: /s/WILLIAM J. KRYSIAK
                                          ---------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial
                                          and Accounting Officer)