Form 10-Q
period 1998-09-30
WESTERN GAS RESOURCES INC
filed 1998-11-13
CIK 856716

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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


On November 2, 1998, there were 32,147,993 shares of the registrant's Common Stock outstanding.

================================================================================

                          WESTERN GAS RESOURCES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I - Financial Information                                                    Page
------------------------------                                                    ----
 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheet - September 30, 1998
          and December 31, 1997....................................................  3

          Consolidated Statement of Cash Flows - Nine months ended September
          30, 1998 and 1997........................................................  4

          Consolidated Statement of Operations - Three and Nine months ended
          September 30, 1998 and 1997..............................................  5

          Consolidated Statement of Changes in Stockholders' Equity - Nine
          months ended September 30, 1998..........................................  6

          Notes to Consolidated Financial Statements...............................  7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................  9


PART II - Other Information
---------------------------

 Item 1.  Legal Proceedings........................................................ 17

 Item 6.  Exhibits and Reports on Form 8-K......................................... 18

Signatures......................................................................... 19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                September 30,   December 31,
                                                                                     1998           1997
                                                                                --------------  -------------
     ASSETS                                                                     (Unaudited)
     ------
Current assets:
 Cash and cash equivalents.....................................................    $    7,638     $   19,777
 Trade accounts receivable, net................................................       196,156        258,791
 Product inventory.............................................................        60,979         17,261
 Parts inventory...............................................................        10,301          9,405
 Assets held for sale..........................................................        49,940              -
 Other.........................................................................           510          2,364
                                                                                   ----------     ----------
     Total current assets......................................................       325,524        307,598
                                                                                   ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission...........................     1,028,964      1,050,676
 Oil and gas properties and equipment..........................................       122,318        136,129
 Construction in progress......................................................        81,343         64,268
                                                                                   ----------     ----------
                                                                                    1,232,625      1,251,073
 Less:  Accumulated depreciation, depletion and amortization...................      (297,068)      (294,350)
                                                                                   ----------     ----------
     Total property and equipment, net.........................................       935,557        956,723
                                                                                   ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $29,372 and
     $27,554, respectively)....................................................        41,869         43,687
 Other.........................................................................        35,121         40,268
                                                                                   ----------     ----------
     Total other assets........................................................        76,990         83,955
                                                                                   ----------     ----------
Total assets...................................................................    $1,338,071     $1,348,276
                                                                                   ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
 Accounts payable..............................................................    $  211,460     $  326,696
 Accrued expenses..............................................................        27,233         27,151
 Dividends payable.............................................................         4,217          4,217
                                                                                   ----------     ----------
     Total current liabilities.................................................       242,910        358,064
Long-term debt.................................................................       548,214        441,357
Deferred income taxes payable..................................................        85,155         80,743
                                                                                   ----------     ----------
     Total liabilities.........................................................       876,279        880,164
                                                                                   ----------     ----------
Commitments and contingent liabilities.........................................             -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
     $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
       ($35,000,000 aggregate liquidation preference)..........................           140            140
     $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
       outstanding ($138,000,000 aggregate liquidation preference).............           276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,172,949 and
     32,171,453 shares issued, respectively....................................         3,217          3,217
 Treasury stock, at cost, 25,016 shares........................................          (788)          (788)
 Additional paid-in capital....................................................       399,577        399,554
 Retained earnings.............................................................        60,241         66,999
 Cumulative foreign currency translation adjustments...........................           214              -
 Notes receivable from key employees secured by common stock...................        (1,085)        (1,286)
                                                                                   ----------     ----------
     Total stockholders' equity................................................       461,792        468,112
                                                                                   ----------     ----------
Total liabilities and stockholders' equity.....................................    $1,338,071     $1,348,276
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                               ------------------------------
                                                                                                  1998                1997
                                                                                               -----------         ----------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income..................................................................................   $     5,893         $   16,483
Add income items that do not affect working capital:
  Depreciation, depletion and amortization..................................................        43,605             44,956
  Deferred income taxes.....................................................................         4,412              7,872
  Distributions in excess of equity income, net.............................................           438                 25
  (Gain) loss on the sale of property and equipment.........................................       (14,813)                73
  Foreign currency translation adjustments..................................................           214                  -
  Other non-cash items, net.................................................................           964              2,063
                                                                                               -----------         ----------
                                                                                                    40,713             71,472
                                                                                               -----------         ----------
Adjustments to working capital to arrive at net cash (used in) provided by operating activities:
  Decrease in trade accounts receivable.....................................................        62,735            106,286
  Increase in product inventory.............................................................       (44,277)           (20,356)
  (Increase) decrease in parts inventory....................................................          (896)               407
  Decrease (increase) in other current assets...............................................         1,854               (735)
  Decrease (increase) in other assets.......................................................           143               (393)
  Decrease in accounts payable..............................................................      (115,237)          (106,050)
  Decrease in accrued expenses..............................................................          (323)            (4,425)
                                                                                               -----------         ----------
     Total adjustments......................................................................       (96,001)           (25,266)
                                                                                               -----------         ----------
Net cash (used in) provided by operating activities.........................................       (55,288)            46,206
                                                                                               -----------         ----------

Cash flows from investing activities:
  Purchase of property and   equipment......................................................       (72,887)          (155,129)
  Proceeds from the dispositions of property and equipment..................................        22,600              2,178
  Distribution from unconsolidated affiliate................................................             -                278
  Contributions to unconsolidated    affiliates.............................................          (748)            (2,743)
                                                                                               -----------         ----------
Net cash used in investing activities.......................................................       (51,035)          (155,416)
                                                                                               -----------         ----------

Cash flows from financing activities:
  Net proceeds from exercise of common stock options........................................            23                175
  Debt issue costs paid.....................................................................           (45)              (711)
  Payments on revolving credit facility.....................................................    (2,266,350)          (955,150)
  Borrowings under revolving credit facility................................................     2,380,350          1,151,150
  Payments on long-term debt................................................................        (7,143)           (94,643)
  Dividends paid............................................................................       (12,651)           (12,647)
                                                                                               -----------         ----------

Net cash provided by financing activities...................................................        94,184             88,174
                                                                                               -----------         ----------
Net decrease in cash and cash equivalents...................................................       (12,139)           (21,036)

Cash and cash equivalents at beginning of period............................................        19,777             39,504
                                                                                               -----------         ----------
Cash and cash equivalents at end of period..................................................   $     7,638         $   18,468
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                 September 30,
                                                         --------------------------  --------------------------------
                                                             1998          1997          1998             1997
                                                         ------------  ------------  ------------  ------------------
Revenues:
 Sale of residue gas...................................  $   402,600   $   384,181   $ 1,207,572         $ 1,120,382
 Sale of natural gas liquids...........................       99,947       141,574       332,571             442,316
 Sale of electric power................................            -        16,695            20              54,111
 Processing, transportation and storage................       11,459        10,320        33,450              30,192
 Other, net............................................        2,253         3,118        23,872               8,000
                                                         -----------   -----------   -----------         -----------

  Total revenues                                             516,259       555,888     1,597,485           1,655,001
                                                         -----------   -----------   -----------         -----------

Costs and expenses:
 Product purchases.....................................      469,367       499,884     1,429,835           1,482,401
 Plant operating expense...............................       22,258        19,100        62,919              55,607
 Oil and gas exploration and production costs..........        2,050         1,761         5,045               4,925
 Depreciation, depletion and amortization..............       14,277        14,386        43,605              44,956
 Selling and administrative expense....................        6,917         6,453        21,824              22,131
 Interest expense......................................        8,969         6,454        25,265              19,183
                                                         -----------   -----------   -----------         -----------

  Total costs and expenses                                   523,838       548,038     1,588,493           1,629,203
                                                         -----------   -----------   -----------         -----------

Income (loss) before taxes.............................       (7,579)        7,850         8,992              25,798

Provision (benefit) for income taxes:
 Current...............................................        2,336           102        (1,313)              1,443
 Deferred..............................................       (5,268)        2,751         4,412               7,872
                                                         -----------   -----------   -----------         -----------

  Total provision (benefit) for income taxes                  (2,932)        2,853         3,099               9,315
                                                         -----------   -----------   -----------         -----------

Net income (loss)......................................       (4,647)        4,997         5,893              16,483

Preferred stock requirements...........................       (2,610)       (2,610)       (7,829)             (7,829)
                                                         -----------   -----------   -----------         -----------

Income (loss) attributable to common stock.............  $    (7,257)  $     2,387   $    (1,936)        $     8,654
                                                         ===========   ===========   ===========         ===========

Earnings (loss) per share of common stock..............        $(.23)         $.07         $(.06)               $.27
                                                         ===========   ===========   ===========         ===========

Weighted average shares of common stock outstanding....   32,147,993    32,142,427    32,147,354          32,130,038
                                                         ===========   ===========   ===========         ===========

Earnings (loss) per share of common stock -
 assuming dilution.....................................        $(.23)         $.07         $(.06)               $.27
                                                         ===========   ===========   ===========         ===========

Weighted average shares of common stock outstanding -
 assuming dilution.....................................   32,147,993    32,145,785    32,148,655          32,133,311
                                                         ===========   ===========   ===========         ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                         (000s, except share amounts)


                                          Shares of
                             Shares of     $ 2.625                                        $ 2.625
                               $ 2.28    Cumulative               Shares of   $ 2.28    Cumulative
                             Cumulative  Convertible    Shares     Common   Cumulative  Convertible
                             Preferred    Preferred   of Common   Stock in  Preferred    Preferred     Common    Treasury
                               Stock        Stock       Stock     Treasury    Stock        Stock       Stock      Stock
                             ----------  -----------  ----------  --------  ----------  -----------  ----------  --------
Balance at December 31,
 1997.......................  1,400,000    2,760,000  32,146,437    25,016        $140         $276      $3,217     $(788)
Net income..................          -            -           -         -           -            -           -         -
Stock options exercised.....          -            -       1,556         -           -            -           -         -
Loans forgiven..............          -            -           -         -           -            -           -         -
Dividends declared on
 common stock...............          -            -           -         -           -            -           -         -

Dividends declared on $2.28
 cumulative preferred stock.          -            -           -         -           -            -           -         -
Dividends declared on $2.625
 cumulative convertible
 preferred stock............
Translation adjustments.....          -            -           -         -           -            -           -         -
                             ----------  -----------  ----------  --------  ----------  -----------  ----------  --------

Balance at September 30,
 1998.......................  1,400,000    2,760,000  32,147,993    25,016        $140         $276      $3,217     $(788)
                             ==========  ===========  ==========  ========  ==========  ===========  ==========  ========



                                                            Cumulative
                                                              Foreign      Notes      Total
                                    Additional               Currency    Receivable   Stock-
                                     Paid-In    Retained    Translation   from Key   holders'
                                     Capital    Earnings    Adjustments  Employees    Equity
                                    ----------  ---------   -----------  ----------  --------
Balance at December 31,
 1997.......................        $399,554    $  66,999     $       -   $ (1,286)  $468,112
Net income..................               -        5,893             -          -      5,893
Stock options exercised.....              23            -             -          -         23
Loans forgiven..............               -            -             -        201        201
Dividends declared on
 common stock...............               -       (4,822)            -          -     (4,822)

Dividends declared on $2.28
 cumulative preferred stock.               -       (2,395)            -          -     (2,395)
Dividends declared on $2.625
 cumulative convertible
 preferred stock............                       (5,434)            -          -     (5,434)
Translation adjustments.....               -            -           214                   214
                                    --------   ----------   -----------  ---------   --------

Balance at September 30,
 1998.......................        $399,577    $  60,241     $     214   $ (1,085)  $461,792
                                    ========   ==========   ===========  =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The interim consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the year ended December 31, 1998.

Certain prior year amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1998.

     EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings (loss) per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings (loss) per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income (loss) attributable to common stock is income (loss) less preferred stock dividends. The Company declared preferred stock dividends of $2.6 million and $7.8 million, respectively, for both of the three and nine month periods ended September 30, 1998 and 1997. Common stock options, which are potential common shares, had a dilutive effect on earnings (loss) per share and increased the weighted average shares of common stock outstanding by 3,358 shares for the three month period ended September 30, 1997. Common stock options associated with the three month period ended September 30, 1998 were excluded from weighted average shares of common stock outstanding in calculating earnings (loss) per share as they were antidilutive. Common stock options had a dilutive effect on earnings (loss) per share and increased the weighted average shares of common stock outstanding by 1,301 and 3,273 shares for the nine month periods ended September 30, 1998 and 1997, respectively. The numerators and the denominators for the three and nine month periods ended September 30, 1998 and 1997 are not adjusted to reflect the Company's $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

     ASSET SALE

In March 1998, the Company completed the sale of its Perkins facility, which was effective as of January 1, 1998. The sales price was $22.0 million and resulted in a pre-tax gain of approximately $14.9 million.

     SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $26.5 million and $23.1 million, respectively, for the nine months ended September 30, 1998 and 1997.

Income taxes paid were $2.6 million for the nine months ended September 30, 1997. No such taxes were paid for the nine months ended September 30, 1998.


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

     SUBSEQUENT EVENT

In two transactions which closed on October 29, 1998, the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this facility, and its 50% interest in the Redman Smackover Joint Venture. The combined sales price was $55.8 million. The proceeds from these sales were used to repay balances outstanding on the Revolving Credit Facility. After accrual of certain expenses, the Company anticipates a pre-tax gain of approximately $1.0 million which will be recognized in the fourth quarter of 1998. The net book value of these assets is reflected under the caption "Assets held for sale" in the Consolidated Balance Sheet.

     LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1998 and 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. Reference should also be made to the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the markets for gas and NGLs in which the Company operates could cause actual results to differ materially from those in such forward-looking statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING
DATA).

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,          Percent           September 30,            Percent
                                                  --------------                           --------------
                                                  1998         1997        Change          1998        1997           Change
                                             --------------  --------  --------------  -----------  ----------  ------------------

FINANCIAL RESULTS:
Revenues...................................       $516,259   $555,888          (7)     $1,597,485   $1,655,001            (3)
Gross profit...............................          8,307     20,757         (60)         56,081       67,112           (16)
Net income (loss)..........................         (4,647)     4,997           -           5,893       16,483           (64)
Earnings (loss) per share of common stock..           (.23)       .07           -            (.06)         .27             -
Earnings (loss) per share of common stock -
                  assuming dilution........           (.23)       .07           -            (.06)         .27             -
Net cash (used in) provided by
                  operating activities.....       $ (3,703)  $  2,837           -      $  (55,288)  $   46,206             -

OPERATING DATA:
Average gas sales (MMcf/D).................          2,295      2,010          14           2,200        1,870            18
Average NGL sales (MGal/D).................          4,345      4,545          (4)          4,540        4,420             3
Average gas prices ($/Mcf).................       $   1.90   $   2.08          (9)     $     2.01   $     2.19            (8)
Average NGL prices ($/Gal).................       $    .25   $    .34         (26)     $      .27   $      .36           (25)

Revenues from the sale of gas increased approximately $18.4 million to $402.6 million for the quarter ended September 30, 1998 compared to the same period in 1997. Average gas sales volumes increased 285 MMcf per day to 2,295 MMcf per day for the quarter ended September 30, 1998 compared to the same period in 1997, primarily as a result of an increase in the sale of gas purchased from third parties. Average gas prices decreased $.18 per Mcf to $1.90 per Mcf for the quarter ended September 30, 1998 compared to the same period in 1997. Revenues from the sale of gas increased approximately $87.2 million to $1,207.6 million for the nine months ended September 30, 1998 compared to the same period in 1997. Average gas sales volumes increased 330 MMcf per day to 2,200 MMcf per day for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to an increase in the sale of gas purchased from third parties. Average gas prices decreased $.18 per Mcf to $2.01 per Mcf for the nine months ended September 30, 1998 compared to the same period in 1997. Included in the average gas price was approximately $202,000 of gain and $16,000 of loss, respectively, recognized for the three and nine months ended September 30, 1998 related to futures positions on equity gas volumes. The Company has entered into futures positions for a portion of its equity gas for the remainder of 1998 and for 1999. See further discussion in "Liquidity and Capital Resources -Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $41.6 million to $99.9 million for the quarter ended September 30, 1998 compared to the same period in 1997. Average NGL sales volumes decreased 200 MGal per day to 4,345 MGal per day, primarily due to decreased sales associated with the Company's Perkins facility, which was disposed of in March 1998. Average NGL prices decreased $.09 per gallon to $.25 per gallon for the quarter ended September 30, 1998 compared to the same period in 1997. Revenues from the sale of NGLs decreased approximately $109.7 million to $332.6 million for the nine months ended September 30, 1998 compared to the same period in 1997. Average NGL sales volumes increased 120 MGal per day to 4,540 MGal per day, primarily due to an increase in the sale of NGLs purchased from third parties for this same period. Average NGL prices decreased $.09 per gallon to $.27 per gallon for the nine months ended September 30, 1998 compared to the same period in 1997. Included in the average NGL price was approximately $2.1 million and $5.7 million, respectively, of gain recognized for the three and nine months ended September 30, 1998 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for the remainder of 1998 and for 1999. See further discussion in "Liquidity and Capital
Resources -Risk Management Activities."

Revenue associated with the sale of electric power decreased $16.7 million and $54.1 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997, primarily because the Company had minimal transactions in this market during 1998. During the second half of 1997, the Company elected to discontinue wholesale trading of electric power, due to a lack of profitability.

Other net revenue remained relatively constant and increased $15.9 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase for the nine months ended September 30, 1998 was primarily due to a $14.9 million gain on the sale of the Company's Perkins facility and $1.0 million of revenue related to an option payment received from RIS Resources (USA) Inc. ("RIS"). The option payment is associated with the potential sale of a portion of certain of the Company's assets in Southwest Wyoming. See further discussion at "Liquidity and Capital Resources -Capital Investment Program - Southwest Wyoming."

Product purchases decreased $30.5 million and $52.6 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The decrease in product purchases for the three and nine month periods ended September 30, 1998 was primarily due to the decrease in commodity prices. The decrease in product purchases for the nine months ended September 30, 1998 was somewhat offset by an increase in volumes sold. Included in product purchases were lower of cost or market write-downs of NGL inventory of $522,000 and $963,000 for the nine months ended September 30, 1998 and 1997, respectively. Combined product purchases as a percentage of gas, NGL and electric power sales increased from 92% to 93% for both the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. Over the past several years, the Company has experienced narrowing margins in its third-party sales related to the increasing competitiveness of the natural gas marketing industry. During the nine months ended September 30, 1998, margins on the sale of third-party gas declined and averaged approximately $.02 per Mcf compared to approximately $.03 for the same period in 1997. Contributing to the increase in the product purchase percentage for the nine months ended September 30, 1998 were higher payments related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of gas.

Plant operating expense increased $3.2 million and $7.3 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase was primarily due to additional compression costs associated with the increased Coal Bed Methane production activities and expenses incurred at the Bethel Treating facility, which became partially operational during the third quarter of 1997.

Interest expense increased $2.5 million and $6.1 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in
1997.   The increase is due to less interest being capitalized related to capital projects, primarily the Bethel Treating facility, and larger debt balances outstanding during the three and nine month periods ended September 30, 1998 compared to the corresponding periods in 1997. The larger debt balances resulted primarily from higher product inventory positions, capital expenditures and reduced cashflow from operations. Deferred taxes decreased substantially as a result of the sale of the Edgewood gathering system and related production and its interest in the Redman Smackover Joint Venture which closed in October 1998 and has impacted the Company's third quarter tax provision.

Deferred taxes decreased substantially as a result of the sale of the Edgewood gathering system and related production and its interest in the Redman Smackover Joint Venture which closed in October 1998 and has impacted the Company's third quarter tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to seek alternative financing sources. Net cash provided by operating activities is primarily affected by product prices and sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, as well as the margin on third-party product purchased for resale. The Company's continued growth will be dependent upon success in the areas of marketing, additions to dedicated plant reserves, acquisitions, new project development and its ability to obtain financing at favorable terms.

Historically, crude oil prices have been volatile and the oil and gas industry is currently experiencing ten year lows in crude oil prices. As of November 10, 1998 such prices had declined to approximately $13.50 per barrel. Most NGL value is tied closely to crude oil thereby having a detrimental effect on the Company's results of operations. In addition, the volumes associated with the Bethel Treating facility have been lower than anticipated. If the low oil and NGL prices continue or decline and volumes associated with the Bethel Treating facility do not increase, the Company is uncertain as to its ability to satisfy its interest coverage covenants under certain of its debt agreements during 1999. To strengthen credit ratings and to reduce its overall debt outstanding the Company will continue to dispose of non-strategic assets (such as the Perkins facility and Edgewood facility and related production) and investigate alternative financing (including project financing, joint ventures and operating leases). The Company believes if it continues to address covenant coverage concerns it can obtain amendments or waivers from the necessary lenders. However, there can be no assurance that such amendments or waivers can be obtained or that the terms would be favorable to the Company.

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with cash provided by operating activities, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital expenditure program. Depending on the timing and the amount of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its credit facilities, although it may request additional borrowing capacity from its lenders, seek waivers from its lenders to permit it to borrow funds from third parties, seek replacement credit facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing. Despite the declining oil prices experienced thus far in 1998, the Company also believes that cash provided by operating activities will be sufficient to meet its debt service and preferred stock dividend requirements for the remainder of 1998 and for 1999.

The Company's sources and uses of funds for the nine months ended September 30, 1998 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings on revolving credit facility...................  $2,380,350
     Proceeds from the dispositions of property and equipment..      22,600
     Proceeds from exercise of common stock options............          23
                                                                 ----------
          Total sources of funds...............................  $2,402,973
                                                                 ==========
USES OF FUNDS:
     Payments related to long-term debt agreements.............  $2,273,538
     Capital expenditures......................................      73,635
     Net cash used in operating activities.....................      55,288
     Dividends paid............................................      12,651
                                                                 ----------
          Total uses of funds..................................  $2,415,112
                                                                 ==========

Additional sources of liquidity available to the Company are volumes of gas and NGLs in storage facilities. The Company stores gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held gas in storage and held imbalances for such purposes of approximately 21.3 Bcf at an average cost of $2.08 per Mcf at September 30, 1998 compared to 6.0 Bcf at an average cost of $1.97 per Mcf at December 31, 1997, at various storage facilities, including the Katy Facility. At September 30, 1998, the Company had hedging contracts in place for anticipated sales of approximately 20.2 Bcf of stored gas at a weighted average price of $2.36 per Mcf. The Company held NGLs in storage of 50,700 MGal, consisting primarily of propane, at an average cost of $.28 per gallon, and 14,400 MGal, at an average cost of $.37 per gallon, at September 30, 1998 and December 31, 1997, respectively, at various third-party storage facilities. At September 30, 1998, the Company had no significant hedging contracts in place for anticipated sales of stored NGLs.

  Risk Management Activities

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and OTC swaps and options with counterparties it considers to be creditworthy consisting primarily of financial institutions and other natural gas companies. Using these tools, as well as physical forward transactions, the Company has hedged a portion of its equity volumes of gas and NGLs in 1998 at pricing levels in excess of its 1998 operating budget. The

Company's 1998 hedging strategy established a minimum and maximum price to the Company while allowing market participation between these levels. As of November 2, 1998, the Company had hedged approximately 75% of its anticipated equity gas for the remainder of 1998 at a weighted average NYMEX-equivalent minimum price of $2.31 per Mcf. Additionally, the Company has hedged approximately 10% of its anticipated equity NGLs, primarily crude oil, for the remainder of 1998 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.44 per gallon.

  Capital Investment Program

Capital expenditures related to existing operations are expected to be approximately $97.0 million during 1998, consisting of the following: capital expenditures related to gathering, processing and pipeline assets are expected to be approximately $59.1 million, of which approximately $49.1 million is budgeted to be used for new connects, system expansions and asset consolidations and approximately $10.0 million for maintaining existing facilities. The Company expects capital expenditures on exploration and production activities and other miscellaneous items to be approximately $33.5 million and $4.4 million, respectively. These capital expenditures represent anticipated expenditures, and to a certain extent, are subject to adjustment in response to present or forecasted market conditions. As of September 30, 1998, the Company had expended $73.6 million, consisting of the following: (i) $37.9 million for new connects, system expansions and asset consolidations; (ii) $7.5 million for maintaining existing facilities; (iii) $25.9 for exploration and production activities; and (iv) $2.3 million related to other miscellaneous items.

  Coal Bed Methane. The Company is expanding its Powder River Basin coal bed methane natural gas gathering system and developing its own coal seam gas reserves in Wyoming. The Company's revised capital budget provides for expenditures of approximately $46.7 million during 1998. This capital budget includes approximately $28.2 million for drilling costs, production equipment and purchase of operating wells and undeveloped acreage. The remainder is to be used primarily for compression equipment. On July 20, 1998, the United States Court of Appeals, Tenth Circuit, ruled in favor of the Southern Ute Indian Tribe in a case entitled Southern Ute Indian Tribe v. Amoco Production Company, et
                   ---------------------------------------------------------
al., ("Southern Ute Litigation") and found that coal bed methane was reserved
---
under patents issued pursuant to the 1909 and 1910 Coal Land Acts to the United States government, and subsequently transferred to a Native American tribe, along with the coal. As of September 1998, approximately 29% of the Company's leases in the Powder River basin were from land owners whose title was derived under those acts and under which the federal government could claim the rights to the coal bed methane. In response to this court decision, the Company curtailed drilling on affected lands pending resolution of the issue. On October 21, 1998, federal legislation was enacted whereby the federal government agreed to honor certain leases and contracts in place as of the enactment date. Upon the enactment of the law, the Company re-established its drilling plan. Depending upon future drilling success, additional capital expenditures will be required to continue expansion in the Powder River Basin. However, because of drilling and other uncertainties beyond the Company's control there can be no assurance that this level of capital expenditures will be incurred or that future capital expenditures will be made. See further discussion at "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

On July 10, 1998 MIGC received approval from the Federal Energy Regulatory Commission ("FERC") to increase its pipeline capacity from 90 MMcf per day to 130 MMcf per day. The Company plans to expand the pipeline to approximately 130 MMcf per day to meet current capacity requirements and anticipates that construction will be completed by December 31, 1998. This portion of the construction is expected to cost approximately $6.0 million and is included in the $46.7 million capital budget. The Company is in negotiations with producers and other third parties to explore the possibility of constructing a non-jurisdictional, large diameter gathering system and treating facility to transport additional Powder River Basin coal bed methane gas.

  Southwest Wyoming. The Company began to expand its gas gathering and exploration and production activities in Southwest Wyoming during 1997. The Company's capital budget provides for expenditures of approximately $12.5 million during 1998. This capital budget includes approximately $4.6 million for drilling costs and production equipment and approximately $7.9 million related to gathering, transportation and expansion of the Granger facility.

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

Effective October 30, 1998, the second agreement has been extended and amended. Under the current terms of the amendment, RIS will purchase 25% of the Company's interest in the Granger Complex for $54.5 million on or about November 30, 1998 with an option to acquire an additional 25% interest for $50.5 million on or before November 30, 1999. As a component of RIS's financing, the Company has entered into a letter agreement with RIS to purchase $9 million of 8.5% preferred stock. The preferred stock will be issued by RIS and will be redeemable at RIS's option during the initial three years after issuance at varying premiums. If the preferred stock is not redeemed during the initial three year period, the preferred stock is convertible into shares of RIS Resources International Corp., RIS's parent company and a Vancouver Stock Exchange listed company. Under the same letter agreement, the Company agreed to purchase 3 million Shares of common stock of Ultra Petroleum Corp. an affiliate of RIS, for $3 million.

  Bethel Treating Facility. In March 1998, the Company completed the construction of a 60-ton sulfur recovery plant to accommodate wells which contain greater concentrations of hydrogen sulfide. The Bethel Treating facility averaged gas throughput of approximately 51 MMcf per day and 61 MMcf per day for the three and nine months ended September 30, 1998, respectively. The Company anticipates that in order to cover controllable plant operating costs, the Bethel Treating facility would need to average approximately 40 MMcf per day of throughput for 1998. The Bethel Treating facility is not expected to contribute to profitability during 1998. While drilling continues in this trend, because of uncertainties related to the pace and success of third-party drilling programs, declines in volumes produced at certain wells and other conditions outside of the Company's control, the Company is currently unable to predict future throughput volumes associated with the Bethel Treating facility, which may be lower or higher than current throughput levels.

Long-term gathering and treating agreements have been signed with several producers, including Sonat Exploration Company ("Sonat"), Ocean Energy, Inc., Broughton Associates Joint Venture and Union Pacific Resources Company ("UPRC"), relating to their interests in the Cotton Valley Pinnacle Reef trend. These agreements, in addition to other agreements, cover specified areas of dedication aggregating approximately 650,000 acres of previously undedicated interests and other individual wellsites. Pursuant to its agreement with Sonat, the Company will begin treating additional volumes in May 1999 which are currently being treated by a competitor. This production volume has declined from that previously reported in the Company's Annual Report on Form 10-K of 100 MMcf per day to approximately 20 MMcf per day. In addition, Sonat announced plans to reduce its drilling program in the Cotton Valley Pinnacle Reef. UPRC announced that it intended to divest certain assets, including some of its acreage in the Cotton Valley Pinnacle Reef. Any purchaser of UPRC's dedicated leases will continue to be subject to the Company's gathering and treating agreement.

  Year 2000. The Company has made a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is in the process of identifying and making the appropriate modifications to these computer systems. The Company has (i) created a Year 2000 awareness program to educate employees; (ii) compiled an inventory of all systems; (iii) developed system test plans as appropriate; and (iv) began the testing and remediation as required for both information and non-information technology systems. Additionally, the Company has initiated a program under which it surveys its business counterparties periodically regarding their Year 2000 conversion and contingency plans. Currently, the Company anticipates spending approximately $1.5 million for remediation purposes, which is primarily for hardware and operating system upgrades. The Company also expects to incur internal staff costs as well as some consulting and other expenses which are expected to be immaterial.

The Company anticipates its Year 2000 conversion project to be substantially completed by October 1999. Currently, the Company believes its most significant risk for the Year 2000 issue is that the systems of other companies on which the Company relies will not be Year 2000 compliant and that any such failure to convert by another company would have an adverse effect on the Company. In order to mitigate this risk, contingency plans are being developed and the Company is surveying its vendors and customers to ascertain the status of their conversion and contingency plans.

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

  Financing Facilities

  Revolving Credit Facility. The Company's unsecured variable rate Revolving Credit Facility was restated and amended on May 30, 1997. The Revolving Credit Facility is with a syndicate of nine banks and provides for a maximum borrowing commitment of $300 million, $271 million of which was outstanding at September 30, 1998. The Company used the proceeds from the sale of the Edgewood gathering system and associated producing properties and its 50% interest in the Redman Smackover Joint Venture to repay a portion of the outstanding balance of the Revolving Credit Facility. As of October 31, 1998, the outstanding balance on the Revolving Credit Facility was $218 million. The Revolving Credit Facility's commitment period will terminate on March 31, 2002. At that time, any amounts outstanding on the Revolving Credit Facility will become due and payable. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent bank's prime rate. The Company has the option to determine which rate will be used. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio. At September 30, 1998, the spread was .425% over the Eurodollar rate and the facility fee was .25%. The rate payable, including the facility fee, on the Revolving Credit Facility at September 30, 1998 was 6.3%. Pursuant to the Revolving Credit Facility, the Company is required to maintain a debt to capitalization ratio (as defined therein) of not more than 60% as of the end of any fiscal quarter and a ratio of EBITDA (as defined therein) to interest and dividends on preferred stock as of the end of any fiscal quarter of not less than 2.75 to 1.0 through December 31, 1998 (with the exception of the quarter ended September 30, 1998 when the required ratio was 2.45 to 1.0), 3.0 to 1.0 from January 1, 1999 through December 31, 1999 and 3.25 to 1.0 thereafter. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense and it intends to continue such practice.

  Master Shelf Agreement. In December 1991, the Company entered into an unsecured Master Shelf Agreement (as amended and restated, the "Master Shelf") with The Prudential Insurance Company of America ("Prudential"). The Master Shelf Agreement, as further restated and amended, is fully utilized, as indicated in the following table (000s):

                               Interest       Final
Issue Date              Amount   Rate        Maturity                   Principal Payments Due
---------------------  --------  -----  ------------------  -----------------------------------------------
 October 27, 1992      $ 25,000  7.51%  October 27, 2000    $8,333 on each of October 27, 1998 through 2000
 October 27, 1992        25,000  7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
 September 22, 1993      25,000  6.77%  September 22, 2003  single payment at maturity
 December 27, 1993       25,000  7.23%  December 27, 2003   single payment at maturity
 October 27, 1994        25,000  9.05%  October 27, 2001    single payment at maturity
 October 27, 1994        25,000  9.24%  October 27, 2004    single payment at maturity
 July 28, 1995           50,000  7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                       --------
                       $200,000
                       ========

Pursuant to the Master Shelf Agreement, the Company is required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $345 million plus 50% of consolidated net earnings earned from June 30, 1995 plus 75% of the net proceeds of any equity offerings after June 30, 1995, a debt to capitalization ratio (as defined therein) of no more than 55%, and an EBITDA (as defined therein) to interest ratio of not less than 3.25 to 1.0 through October 31, 1997 and 3.75 to 1.0 thereafter, with the exception of the quarter ended September 30, 1998 when the required ratio was
3.3 to 1.0. The Company is prohibited from declaring or paying dividends on any capital stock on or after June 30, 1995, that in the aggregate exceed the sum of $50 million plus 50% of consolidated net earnings earned after June 30, 1995, plus the cumulative net proceeds received by the Company after June 30, 1995 from the sale of any equity securities. At September 30,

1998, $109 million was available under this limitation. The Company financed the $8.3 million payment due on October 27, 1998 with amounts available under the Revolving Credit Facility. The Company presently intends to finance the $8.3 million payment due on October 27, 1999 with amounts available under the Revolving Credit Facility.

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

  Covenant Compliance. At September 30, 1998, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in the Company's financing facilities and maturities of long-term debt during 1998, the Company had approximately $12 million of available borrowing capacity at September 30, 1998. Historically, crude oil prices have been volatile and the oil and gas industry is currently experiencing ten year lows in crude oil prices. As of November 10, 1998 such prices have declined to approximately $13.50 per barrel. Most NGL value is tied closely to crude oil thereby having a detrimental effect on the Company's results of operations. In addition, the volumes associated with the Bethel Treating facility have been lower than anticipated. If the low oil and NGL prices continue or decline and volumes associated with the Bethel Treating facility do not increase, the Company is uncertain as to its ability to satisfy its interest coverage covenants under certain of its debt agreements during 1999. To strengthen credit ratings and to reduce its overall debt oustanding the Company will continue to dispose of non-strategic assets (such as the Perkins facility and Edgewood facility and related production) and investigate alternative financing (including project financing, joint ventures and operating leases). The Company believes if it continues to address covenant coverage concerns it can obtain amendments or waivers from the necessary lenders. However, there can be no assurance that such amendments or waivers can be obtained or that the terms would be favorable to the Company.

PRINCIPAL FACILITIES

The following table provides information concerning the Company's principal facilities. The Company also owns and operates several smaller treating and processing facilities located in the same areas as its other facilities.

                                                                                       Average for the Nine Months Ended
                                                  Gas               Gas                       September 30, 1998
                                                                               -------------------------------------------------
                                               Gathering         Throughput          Gas              Gas              NGL
                              Year Placed       Systems           Capacity        Throughput       Production       Production
   Plant Facilities (1)       In Service        Miles(2)        (MMcf/D)(3)      (MMcf/D)(4)      (MMcf/D)(5)      (MGal/D)(5)
---------------------------  -------------  -----------------  --------------  ----------------  --------------  ---------------
SOUTHERN REGION:
 Texas
  Bethel Treating (6)......           1997              86            350                61              58                -
  Edgewood (6)(7)(8).......           1964              89             65                24               7               57
  Giddings Gathering.......           1979             660             80                51              42               74
  Gomez Treating...........           1971             385            280               121             115                -
  Midkiff/Benedum..........           1955           2,137            165               154             101              991
  Mitchell Puckett
   Gathering...............           1972              86             85                74              49                1
  MiVida Treating (6)......           1972             289            150                61              58                -
  Rosita Treating..........           1973               -             60                50              50                -
 Louisiana
  Black Lake...............           1966              56             75                13               8               32
  Toca (7)(9)..............           1958               -            160                64              60               50
 NORTHERN REGION:
 Wyoming
  Coal Bed Methane
   Gathering...............           1990             345             80                67              63                -
  Granger (7)(10)(11)(12)..           1987             401            235               153             140              182
  Hilight Complex (7)......           1969             622             80                41              36               95
  Kitty/Amos Draw (7)......           1969             313             17                10               7               46
  Lincoln Road (12)........           1988             149             50                30              27               28
  Newcastle (7)............           1981             146              5                 2               2               17
  Red Desert (7)...........           1979             111             42                20              18               35
  Reno Junction (10).......           1991               -              -                 -               -               51
Oklahoma
  Arkoma...................           1985              64              8                 5               5                -
  Chaney Dell..............           1966           2,049            180                67              53              215
  Westana..................           1986             755             45                60              52               70
 New Mexico
  San Juan River (6).......           1955             138             60                28              24                1
 Utah
  Four Corners Gathering...           1988             104             15                 4               4                4
                                                     -----          -----             -----             ---            -----
   Total...................                          8,985          2,287             1,160             979            1,949
                                                     =====          =====             =====             ===            =====

                                                                                                  Average for the
                                                                                                 Nine Months Ended
                                               Interconnect                                      September 30, 1998
                                                                                                --------------------
                                                   and           Gas Storage        Pipeline            Gas
         Storage and            Year Placed    Transmission       Capacity          Capacity         Throughput
 Transmission Facilities (1)     In Service      Miles(2)         (Bcf)(2)        (MMcf/D)(2)       (MMcf/D)(3)
---------------------------    -------------  --------------     ----------      ------------      ------------
Katy Facility (13).........           1994              17             20                 -             208
MIGC (14)..................           1970             245              -               130              89
MGTC (15)..................           1963             252              -                18               9
                                                     -----          -----             -----           -----
  Total....................                            514             20               148             306
                                                     =====          =====             =====           =====

_________________________
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). All facilities are operated by the Company, and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of September 30, 1998. On July 10, 1998, MIGC received approval from the FERC to increase its pipeline capacity from 90 MMcf per day to 130 MMcf per day.
(3) Gas throughput capacity is as of September 30, 1998 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility ("Katy Facility") or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) On October 29, 1998, the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this plant.
(9) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(10) NGL production includes conversion of third-party feedstock to iso-butane.
(11) In February 1998, the Company sold a 50% undivided interest in a portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities.
(12) The Company and its joint venture partner at the Lincoln Road facility have agreed to process such gas at the Company's Granger facility as long as there is available capacity at the Granger facility. As a result, a periodic election is made as to whether or not gas will be processed at the Lincoln Road facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between February 1998 and June 1998.
(13) Hub and gas storage facility.
(14) MIGC is an interstate pipeline located in Wyoming and is regulated by the FERC.
(15) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources,
                         -------------------------------------------------------
Inc.  United States District Court for the District of North Dakota,
----
Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages were to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The company appealed the decision to the Eighth Circuit Court of Appeals. On September 1, 1998, the Court of Appeals reversed the summary judgment entered for JN on an unjust enrichment theory and remanded the case to the trial court for a determination on JN's contract claims. The Company believes that it has meritorious defenses to the remanded claim and will vigorously defend such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

     10.25 Letter Waiver to that Certain Note Purchase agreement by and among Western Gas Resources, Inc. and the Purchasers identified therein relating to the Senior Note Purchase Agreement dated November 29, 1995.

     10.26 Letter Waiver to that Certain Note Purchase agreement by and among Western Gas Resources, Inc. and the Purchasers relating to the Note Purchase Agreement dated April 1, 1993.

     10.27 Letter Waiver to the Second Amended and Restated Master Shelf Agreement by and among Western Gas Resources, Inc. and the Prudential Insurance Company of America.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on September 1, 1998 with the Securities and Exchange Commission to notify the Company's stockholders of the extension of the closing date of the transactions and modifications to the agreements between the Company and RIS Resources (USA) Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN GAS RESOURCES, INC.
                              ---------------------------
                              (Registrant)


Date: November 13, 1998       By: /s/ LANNY F. OUTLAW
                                  -------------------------------------
                                  Lanny F. Outlaw
                                  President and Chief Operating Officer


Date: November 13, 1998       By: /s/ WILLIAM J. KRYSIAK
                                  -------------------------------------
                                  William J. Krysiak
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)