Form 10-K
period 1998-12-31
WESTERN GAS RESOURCES INC
filed 1999-03-29
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________


                        Commission file number 1-10389
                                               -------


                          WESTERN GAS RESOURCES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          84-1127613
----------------------------------                    -------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

12200 N. Pecos Street, Denver, Colorado                     80234-3439
---------------------------------------               -------------------------
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

$2.28 Cumulative Preferred Stock,
$0.10 par value                                   New York Stock Exchange

$2.625 Cumulative Convertible Preferred
Stock, $0.10 par value                            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 15, 1999 was $130,274,224

As of March 15, 1999, there were 32,147,993 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 21, 1999.

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

                          Western Gas Resources, Inc.
                                   Form 10-K
                               Table of Contents

Part      Item(s)                                                                         Page
------  -----------                                                                       ----

I.      1 and 2.     Business and Properties..............................................   3
                     General..............................................................   3
                     Principal Facilities.................................................   5
                     Gas Gathering, Processing, Storage and Transmission..................   6
                     Significant Acquisitions, Projects and Dispositions..................   7
                     Marketing............................................................  10
                     Producing Properties.................................................  11
                     Competition..........................................................  12
                     Regulation...........................................................  12
                     Employees............................................................  13
        3.           Legal Proceedings....................................................  13
        4.           Submission of Matters to a Vote of Security Holders..................  13
II.     5.           Market for Registrant's Common Equity and Related Stockholder Matters  14
        6.           Selected Financial Data..............................................  15
        7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................................  16
        8.           Financial Statements and Supplementary Data..........................  27
        9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure.................................................  58
III.   10.           Directors and Executive Officers of the Registrant...................  58
       11.           Executive Compensation...............................................  58
       12.           Security Ownership of Certain Beneficial Owners and Management.......  58
       13.           Certain Relationships and Related Transactions.......................  58
IV.    14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  58

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer and processor and energy marketer providing a full range of services to its customers from the wellhead to the sales delivery point. The Company designs, constructs, owns and operates natural gas gathering, processing, treating and storage facilities in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. The Company connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract natural gas liquids ("NGLs") and treats the natural gas in order to meet pipeline specifications. The Company markets gas and NGLs nationwide and in Canada, providing risk management, storage, transportation, scheduling, peaking and other services to a variety of customers. The Company owns and operates certain producing properties, primarily in Wyoming and Louisiana. The Company also explores and develops gas reserves, primarily in Wyoming, in support of its existing facilities.

Historically, the Company has derived over 95% of its revenues from the sale of gas and NGLs. Set forth below are the Company's revenues by type of operation
(000s):

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                      1998       %        1997       %        1996       %
                                                   ----------  ------  ----------  ------  ----------  ------
Sale of gas......................................  $1,611,521   75.5   $1,657,479   69.5   $1,440,882   68.9
Sale of NGLs.....................................     449,696   21.1      611,969   25.7      561,581   26.9
Processing, transportation and storage revenues..      44,743    2.1       40,906    1.7       44,943    2.1
Sale of electric power...........................          20      -       59,477    2.5       30,667    1.5
Other, net.......................................      27,586    1.3       15,429     .6       12,936     .6
                                                   ----------  -----   ----------  -----   ----------  -----
                                                   $2,133,566  100.0   $2,385,260  100.0   $2,091,009  100.0
                                                   ==========  =====   ==========  =====   ==========  =====

Historically, the Company has expanded through acquisitions, joint ventures, internal project development and increased marketing activity. This expansion has strengthened the Company's position in major producing basins and increased its access to natural gas markets. The Company's current strategy focuses on developing opportunities within the active basins in which it operates. The table below illustrates the Company's growth over the last five years:

                                                     Average for the Year Ended
                                     Average   --------------------------------------
                          Average      NGL         Gas          Gas           NGL
                         Gas Sales    Sales    Throughput   Production     Production
                          (MMcf/D)   (MGal/D)   (MMcf/D)     (MMcf/D)       (MGal/D)
                         ----------  --------  -----------  -----------  ------------
December 31, 1993......        755     2,941          804          575         2,239
December 31, 1998......      2,200     4,730        1,162          984         1,912
% increase (decrease)..        191        61           45           71           (15)

The Company's long-term four-part business plan is designed to increase profitability through: (i) investing in projects that complement and extend its core gas gathering, processing, production and marketing business; (ii) creating ventures with producers who dedicate additional acreage to the Company; (iii) maintaining or expanding its energy sales volumes and margins by maximizing its asset base, firm transportation and storage contracts and other contractual arrangements; and (iv) optimizing the profitability of existing operations and in certain cases, considering the disposal of non-growth assets.

Historically, crude oil prices have been volatile and the oil and gas industry is currently experiencing ten year lows in these prices. As of March 1, 1999 such prices had declined to approximately $12.25 per barrel. Most NGL value is tied closely to crude oil, accordingly this pricing environment is having a detrimental effect on the Company's results of operations.

The Company's 1999 plan provides for the improvement of the balance sheet and liquidity while ensuring the continued development of its two primary growth projects, the Powder River Basin coal bed methane and Southwest Wyoming operations. In order to reduce the Company's overall debt level and provide it with additional liquidity, the Company has signed agreements in March 1999 providing for the sale of its Giddings Gathering System and the Katy Facility for total proceeds of approximately $136 million. These transactions will result in an after-tax loss in 1999 of approximately $14.9 million and are expected to close in the second quarter of 1999, subject to various regulatory approvals and the satisfaction of certain contractual conditions. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Strategy."

This section, as well as other sections in this Form 10-K, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend,"

"will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. This Form 10-K contains forward-looking statements regarding the expansion of the Company's gathering operations, its project development schedules, marketing plans, throughput capacity and anticipated volumes that involve a number of risks and uncertainties, including the composition of gas to be treated and the drilling schedules and success of the producers whose acreage is dedicated to the Company's facilities. In addition to the important factors referred to herein, numerous other factors affecting the gas processing industry generally and in the markets for gas and NGLs in which the Company operates, could cause actual results to differ materially. See further discussion in "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies - Use of Estimates and Significant Risks."

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

                                                                                               Average for the Year Ended
                                                                                                   December 31, 1998
                                                       Gas                  Gas          -------------------------------------------
                                                     Gathering           Throughput           Gas             Gas          NGL
                                   Year Placed        Systems            Capacity         Throughput      Production     Production
      Plant Facilities (1)         In Service         Miles(2)          (MMcf/D)(3)       (MMcf/D)(4)     (MMcf/D)(5)   (MGal/D)(5)
---------------------------------  -----------  --------------------  ----------------  --------------  --------------  -----------
 Texas
  Bethel Treating (6)............         1997                 86              350               61             57            -
  Edgewood (6)(7)(8).............         1964                  -                -               20              6           48
  Giddings Gathering (16)........         1979                661               80               49             41           72
  Gomez Treating.................         1971                385              280              118            112            -
  Midkiff/Benedum................         1955              2,138              165              151            100          966
  Mitchell Puckett Gathering.....         1972                 86               85               80             53            1
  MiVida Treating (6)............         1972                289              150               58             56            -
  Rosita Treating................         1973                  -               60               49             49            -
 Louisiana
  Black Lake.....................         1966                 56               75               13              8           27
  Toca (7)(9)....................         1958                  -              160               72             68           56
 Wyoming
  Coal Bed Methane
   Gathering.....................         1990                378               95               73             67            -
  Granger (7)(10)(11)(12)........         1987                431              235              154            142          185
  Hilight Complex (7)............         1969                622               80               41             35           93
  Kitty/Amos Draw (7)............         1969                313               17               10              7           52
  Lincoln Road (12)..............         1988                149               50               29             27           28
  Newcastle (7)..................         1981                146                5                2              2           17
  Red Desert (7).................         1979                111               42               19             17           34
  Reno Junction (10).............         1991                  -                -                -              -           49
Oklahoma
  Arkoma.........................         1985                 64                8                5              5            -
  Chaney Dell....................         1966              2,049              180               66             52          212
  Westana........................         1986                789               45               61             53           65
 New Mexico
  San Juan River (6).............         1955                139               60               27             24            2
 Utah
  Four Corners Gathering.........         1988                104               15                4              3            5
                                                            -----            -----            -----           ----        -----
   Total.........................                           8,996            2,237            1,162            984        1,912
                                                            =====            =====            ======          =====       =====

                                                                                                           Average for the
                                                                                                              Year Ended
                                                                                                          December 31, 1998
                                                Interconnect                                             --------------------
                                                   and                Gas Storage          Pipeline                   Gas
    Storage and                    Year Placed  Transmission          Capacity             Capacity               Throughput
    Transmission Facilities (1)    In Service   Miles(2)              (Bcf)(2)             (MMcf/D)(2)            (MMcf/D)(4)
---------------------------------  -----------  ------------         ------------       ----------------        -------------
Katy Facility (13)(16)...........     1994            17                  20                     -                   200
MIGC (14)........................     1970           245                   -                    130                   98
MGTC (15)........................     1963           252                   -                     18                   10
                                                    -----               -----                   ---                 ----
  Total..........................                    514                  20                    148                  308
                                                    =====               =====                   ====                ====

_________________________________
Footnotes on following page.

(1) The Company's interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company ("Westana") (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). All facilities are operated by the Company, and all data include interests of the Company, other joint interest owners and producers of gas volumes dedicated to the facility.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of December 31, 1998.
(3) Gas throughput capacity is as of December 31, 1998 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits. MMcf/D means million cubic feet per day.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility (the "Katy Facility") or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties. MGal/D means thousand gallons per day.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) On October 29, 1998, the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this system.
(9) Straddle plant (a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party).
(10) NGL production includes conversion of third-party feedstock to iso-butane.
(11) In February 1998, the Company sold a 50% undivided interest in a small portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities.
(12) The Company and its joint venture partner at the Lincoln Road facility have agreed to process such gas at the Company's Granger facility as long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between February 1998 and June 1998.
(13) Hub and gas storage facility.
(14) MIGC is an interstate pipeline located in Wyoming and is regulated by the FERC.
(15) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(16) In March 1999, the Company signed agreements for the sale of these facilities. These transactions are anticipated to close in the second quarter of 1999, subject to various approvals.

Largely as a result of low commodity prices, primarily affecting NGL products, the Company has reduced its budget for capital expenditures in 1999 from the levels expended in 1997 and 1998. Capital expenditures related to existing operations are expected to be approximately $67.0 million during 1999, consisting of the following: (i) capital expenditures related to gathering, processing and pipeline assets are expected to be approximately $39.6 million, of which $6.3 million is for maintaining existing facilities; (ii) capital expenditures on exploration and production activities are expected to be approximately $24.6 million; and (iii) capital expenditures for miscellaneous items are expected to be approximately $2.8 million. Overall, capital expenditures in the Powder River Basin coal bed methane development and in Southwest Wyoming operations represent 53% and 22%, respectively, of the total 1999 budget.

Gas Gathering, Processing, Storage and Transmission

Gas Gathering and Processing

The Company contracts with producers to gather raw natural gas ("natural gas") from individual wells located near its plants or gathering systems. Once a contract has been executed, the Company connects wells to gathering lines through which the natural gas is delivered to a processing plant or treating facility. At a processing plant, the natural gas is compressed, raw NGLs are extracted and the remaining dry gas is treated to meet pipeline quality specifications ("residue gas" or "gas"). Six of the Company's processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, normal butane and natural gasoline to obtain a higher value for the NGLs, and three of the Company's plants are able to process and treat natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation. At a treating facility, dry gas, which does not contain liquids that can economically be extracted, is treated to meet pipeline quality specifications by removing hydrogen sulfide or carbon dioxide. For a further discussion of the revenue, operating profit and attributable assets of this business segment, see "Item 8 - Financial Statements and Supplementary Data."

The Company acquires dedicated acreage and natural gas supplies in an effort to maintain or increase throughput levels to offset natural production declines. Such natural gas supplies are obtained by purchasing existing systems from third parties, by connecting additional wells, through internally developed projects or through joint ventures. Historically, while certain individual plants have experienced declines in dedicated reserves, the Company has been successful in connecting additional reserves to more than offset the natural declines. There has been a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, from levels that existed in prior years. However, higher gas prices in 1997 and 1998 (relative to 1995 and 1994), improved technology (e.g., 3-D seismic and horizontal drilling) and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in the Powder River Basin and Southwest Wyoming. Company-wide, the level of drilling will depend upon, among other factors, the prices for gas and oil, the drilling budgets of third-party producers, the energy policy of the federal government and the availability of foreign oil and gas, none of which are within the Company's control. There can be no assurance that the Company will continue to be successful in replacing the dedicated reserves processed at its facilities. In 1998, including the reserves associated with the Company's joint ventures and partnerships and excluding the facilities sold during the year, the Company connected new reserves to its gathering systems to replace approximately 86% of 1998 production. On a Company-wide basis, primarily as a result of the sale of the Perkins and Edgewood facilities and a downward revision in the reserves associated with the Bethel facility, dedicated reserves decreased from approximately 3.3 Tcf as of December 31, 1997 to approximately 3.1 Tcf at December 31, 1998.

Substantially all gas flowing through the Company's facilities is supplied under long-term contracts providing for the purchase, treating or processing of natural gas for periods ranging from five to twenty years, using three basic contract types. Approximately 70% of the Company's plant facilities' gross margin (revenues at the plants less product purchases) for the year ended December 31, 1998 resulted from percentage-of-proceeds agreements in which the Company is typically responsible for arranging for the transportation and marketing of the gas and NGLs. The price paid to producers is a specified percentage of the net proceeds received from the sale of the gas and the NGLs. This type of contract permits the Company and the producers to share proportionally in price changes.

Approximately 20% of the Company's plant facilities' gross margin for the year ended December 31, 1998 resulted from contracts that are primarily fee-based whereby the Company receives a set fee for each Mcf of gas gathered and/or processed. This type of contract provides the Company with a steady revenue stream that is not dependent on commodity prices, except to the extent that low prices may cause a producer to curtail production. The proportion of fee-based contracts is expected to increase as the volumes from the Powder River coal bed methane development and Southwest Wyoming increase. See further discussion in "-Significant Acquisitions, Projects and Dispositions."

Approximately 10% of the Company's plant facilities' gross margin for the year ended December 31, 1998 resulted from contracts that combine gathering, compression or processing fees with "keepwhole" arrangements or wellhead purchases. Typically, producers are charged a gathering and compression fee based upon volume. In addition, the Company retains a predetermined percentage of the NGLs recovered by the processing facility and keeps the producers whole by returning to the producers at the tailgate of the plant an amount of residue gas equal on a Btu basis to the natural gas received at the plant inlet. The "keepwhole" component of the contracts permits the Company to benefit when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream. However, when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream, the Company will be adversely affected.

Transmission

The Company owns and operates MIGC, an interstate pipeline located in the Powder River Basin in Wyoming, and MGTC, an intrastate pipeline located in Northeast Wyoming. As of December 31, 1998, MIGC charges a FERC approved tariff and is connected to the Colorado Interstate Gas Pipeline, the Williston Basin Interstate Pipeline and the Pony Express Pipeline. During July 1998, MIGC received approval from the FERC to increase its pipeline capacity from 90 MMcf per day to 130 MMcf per day. The first two compressors associated with this expansion began operating in December 1998 and the third compressor in the first quarter of 1999. See further discussion in "-Significant Acquisitions, Projects and Dispositions," and for a further discussion of the revenue, operating profit and attributable assets of this business segment, see "Item 8-Financial Statements and Supplementary Data."


Significant Acquisitions, Projects and Dispositions

The Company's significant acquisitions, projects and dispositions since January 1, 1996 are:

     Coal Bed Methane

The Company is expanding its Powder River Basin coal bed methane natural gas gathering system and developing its own coal seam gas reserves in Wyoming. The Company has acquired drilling rights in the vicinity of known coal bed methane production. The Company and other operators in the area have established production from wells drilled to depths of 400 to 1,200 feet. The typical drilling, completion and gathering costs associated with such activities have approximated $65,000 per well. As deeper wells are drilled, the average cost per well is expected to increase. Production from the Powder River coal bed methane play has been expanding, and the Company estimates that approximately 110 MMcf per day of gas volumes are currently being produced from several operators in the area, including the Company's interest. Most of the coal bed methane gas is being transported by MIGC for redelivery to gas markets in the
Rocky Mountain and Midwest regions of the United States.   The Company's capital
budget in this area provides for expenditures of approximately $35.8 million during 1999. This capital budget includes approximately $18.5 million for drilling costs, production equipment and undeveloped acreage, $15.3 million for compression and $2 million for the Company's investment in the Fort Union Gas Gathering, L.L.C., as described below. Depending upon future drilling success, additional capital expenditures may be required to continue expansion in this basin. However, because of drilling and other uncertainties beyond the Company's control, there can be no assurance that this level of capital expenditure will be incurred or that additional capital expenditures will be made. During the years ended December 31, 1998 and 1997, the Company had expended approximately $46.7 million and $32.2 million, respectively, on this project.

In October 1997, the Company sold a 50% undivided interest in its Powder River Basin coal bed methane gas operations to Barrett Resources Corporation ("Barrett"). This sale provided the Company with a substantial acreage dedication for gathering and compression services within an area of mutual interest ("AMI"), additional man-power resources to accelerate development in this area and more technical expertise in exploration and production. The sale involved gathering assets, producing properties, production equipment and certain undeveloped acreage in this area. The final adjusted purchase price was $17.9 million, resulting in a pre-tax gain of $4.7 million, which was recognized in the fourth quarter of 1997.

The AMI with Barrett encompasses approximately 2.1 million acres in the Powder River coal bed methane play. Both parties will continue to develop certain specified areas within the AMI, with Barrett becoming the operator of the
producing wells on July 1, 1999.   The Company has committed to gather and
compress for a fee, all gas produced from the jointly-owned properties within the AMI under a long-term agreement.

In December 1998, the Company joined with other industry participants to form Fort Union Gas Gathering, L.L.C., which plans to build a 106-mile, 24-inch gathering header to gather coal bed methane in the Powder River Basin in northeast Wyoming. The Company will have an approximate 13% interest and be the construction contractor and field operator of the header and a related gas treating facility. The new gathering header is expected to have an initial capacity of approximately 450 MMcf per day of natural gas with expansion capability. The header will deliver coal bed methane gas to a treating facility to be constructed near Glenrock, Wyoming and will access interstate pipelines to gas markets in the Rocky Mountain and Midwest regions of the United States. Construction is scheduled to begin in April 1999 with operations anticipated to commence on or about the end of the third quarter of 1999. It is anticipated that the new gathering header and treating system will be project-financed, requiring a cash investment by the Company of approximately $2 million.

     Southwest Wyoming

The Company's facilities in Southwest Wyoming are comprised of the Granger facility and a 72% ownership interest in the Lincoln Road facility (collectively the "Granger Complex"). These facilities have a combined operational capacity of 225 MMcf per day and in the year ended December 31, 1998 processed an average of 183 MMcf per day. The Granger Complex processes gas produced in the prolific Greater Green River Basin. Despite the low commodity prices experienced in 1998, drilling activity in this area remained at a high level, as 65 new wells were connected to these facilities. The Company believes that as governmental drilling restrictions affecting a portion of this basin are removed in the fourth quarter of 1999, the Company may have the opportunity to expand these facilities in the year 2000. The Company's capital budget in this area provides for expenditures of approximately $14.5 million during 1999. This capital budget includes approximately $6.1 million for drilling costs and production equipment and approximately $8.4 million related to gathering, transportation and expansion of the Granger facility. Because of drilling and other uncertainties beyond the Company's control, there can be no assurance that this level of capital expenditure will be incurred or that future capital
expenditures will be made.   During the years ended December 31, 1998 and 1997,
the Company has expended approximately $16.0 million and $6.2 million, respectively, on this project.

In 1997, the Company entered into an agreement with Ultra Resources, Inc. ("Ultra") to participate in the exploration, development, gathering and processing in the Hoback Basin in Southwestern Wyoming. Under the agreement, a
1.8 million acre AMI was established, in which Ultra currently controls approximately 350,000 acres. The Company has the option to participate in exploration and production activities within the AMI for approximately a 15% working interest. The Company and Ultra have also entered into agreements for the gathering and processing of natural gas, which is developed on 16 prospects within the AMI, through the Company's Granger facility.

Additionally, the Company entered into two separate agreements with RIS Resources (USA) Inc. ("RIS"), an affiliate of Ultra, to sell RIS undivided interests in certain assets. Under the first agreement, in February 1998, the Company sold RIS a 50% undivided interest in a small portion of the Granger gathering system servicing the Ultra AMI for approximately $4.0 million. This amount approximated the Company's cost in such facilities. RIS and the Company expect to install jointly additional gathering assets in this area as needed. Under the second agreement with RIS, the Company granted RIS the option to
purchase up to 50% of the Granger Complex.   In conjunction with this agreement,
in February 1998, RIS paid a $1 million non-refundable option payment to the Company. RIS's option to acquire an interest in these facilities expired in the fourth quarter of 1998.

     Bethel Treating Facility


In 1996 and 1997 the Pinnacle Reef trend was rapidly developing into a very active lease acquisition and exploratory play using 3-D seismic technology. The initial discoveries in the play indicated a very large potential gas development. Based on the Company's receipt of large acreage dedications in this area, the Company constructed the Bethel Treating facility for a total cost of approximately $102.8 million with a throughput capacity of 350 MMcf per day. In 1998, the production rates from the wells drilled in this field and the recoverable reserves from these properties, were far less than originally expected by the producers. As a result, in 1998, the Bethel Treating facility averaged gas throughput of approximately 61 MMcf per day. Due to the unexpected poor drilling results and reductions in the producers' drilling budgets, the number of rigs active in this area has decreased from 18 in July 1998 to one active rig in March 1999.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), requires that long-lived assets be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. SFAS No.121 also requires that an impairment loss be recognized when the carrying amount of an asset exceeds its fair market value or its expected future undiscounted net cash flows. Because of uncertainties related to the pace and success of third-party drilling programs, declines in volumes produced at certain wells and other conditions outside the Company's control, the Company determined that such an evaluation of the Bethel Treating facility was necessary. The Company compared the net book value of the assets to the discounted expected future cash flows of the facility and determined a pre-tax, non-cash impairment charge of $77.8 million in the fourth quarter of 1998 was required.

     Edgewood

In two transactions which closed in October 1998 the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this facility, and its 50% interest in the Redman Smackover Joint Venture ("Redman Smackover"). The combined sales price was $55.8 million. The proceeds from these sales were used to repay a portion of the balances outstanding under the Revolving Credit Facility. After the accrual of certain related expenses, the Company recognized a pre-tax gain of approximately $1.6 million during the fourth quarter of 1998.

     Perkins

In November 1997, the Company entered into an agreement to sell its Perkins Facility. In March 1998, the Company completed the sale of this facility, with an effective date of January 1, 1998. The sales price was $22.0 million and resulted in a pre-tax gain of approximately $14.9 million. The proceeds from this sale were used to repay a portion of the balances outstanding under the Revolving Credit Facility.

     Giddings

In March 1999, the Company entered into an agreement to sell its Giddings Facility for $36.0 million, which will result in an approximate pre-tax loss of $4.8 million. This agreement is subject to various approvals and is anticipated to close in the second quarter of 1999.

     Katy

The Company continues to view access to storage capacity as a significant element of its marketing strategy. However, as a result of an increase in third-party storage services available in the marketplace combined with the Company's 1999 business plan objective of improving its balance sheet, the Company entered into an agreement in March 1999 to sell all the outstanding common stock of its wholly-owned subsidiary, Western Gas Resources Storage, Inc., for $100.0 million. This transaction will result in an approximate pre-tax loss of $18.5 million. The only asset of this subsidiary is the Katy Facility. This agreement is subject to various regulatory approvals and the satisfaction of certain contractual conditions and is anticipated to close in the second quarter of 1999. The Company has the option to sell approximately 5.4 Bcf of stored gas in the Katy Facility to the same purchaser for total sales proceeds of approximately $10.0 million (which would approximate its cost of the inventory). To meet the needs of its marketing operations, the Company will continue to contract for storage capacity. Accordingly, the Company will enter into a long-term agreement with the purchaser for approximately 3 Bcf of storage capacity at market rates.

     Other

The Company routinely reviews the economic performance of each of its operating facilities to ensure that a desired cash flow objective is achieved. If an operating facility is not generating desired cash flows or does not fit in with the Company's strategic plans, the Company will explore various options, such as consolidation with other Company-owned or third party-owned facilities, dismantlement, asset swap or outright sale.

MARKETING

     Gas

The Company markets gas produced at its plants and purchased from third parties to end-users, local distribution companies ("LDCs"), pipelines and other marketing companies throughout the United States and in Canada. Historically, the Company's gas marketing was an outgrowth of the Company's gas processing activities and was directed towards selling gas processed at its plants to ensure their efficient operation. As the Company expanded into new basins and the natural gas industry became deregulated and offered more opportunity, the Company began to increase its third-party gas marketing. For the year ended December 31, 1998, the Company's gas sales volumes averaged 2.2 Bcf per day. Third-party sales and gas storage, combined with the stable supply of gas from the Company's facilities, enable the Company to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods. The Company sells gas under agreements with varying terms and conditions in order to match seasonal and other changes in demand. Most of the Company's current sales contracts range from a few days to two years.

In general, the Company does not expect to increase its third-party sales volumes significantly from levels achieved during the year ended December 31, 1998. The Company's 1999 gas marketing plan emphasizes growth through its asset base and storage and transportation capacities which it controls. During 1997, the Company created a wholly-owned subsidiary to operate a marketing office in Calgary, Alberta. The Calgary office provides the Company with information regarding gas supplies being transported from Canada and establishes a presence in an evolving gas market.

The Company continues to view access to storage capacity as a significant element of its marketing strategy. The Company customarily stores gas in underground storage facilities to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. As of December 31, 1998, the Company had contracts in place for approximately 16.2 Bcf of storage capacity, including storage through its Canadian subsidiary, for resale during periods when prices are favorable. The fees associated with such contracts currently do not exceed $.61 per Mcf and the associated periods range from two months to six years. As of December 31, 1998, the Company also had contracts for approximately 490 MMcf per day of firm transportation; approximately 30% of such contracts expire during 1999. The fees associated with such contracts do not exceed $.33 per Mcf, and the associated periods range from seven months to thirteen years. Certain of these long-term storage and firm transportation contracts require an annual renewal. In addition, certain contracts contain provisions which would require the Company to pay the fees associated with such contracts whether or not the service was used.

The Company held gas in storage and held imbalances of approximately 19.9 Bcf at an average cost of $2.13 per Mcf at December 31, 1998 compared to 6.0 Bcf at an average cost of $1.97 per Mcf at December 31, 1997, at various storage facilities, including the Katy Facility. At December 31, 1998, the Company had hedging contracts in place for anticipated sales of approximately 18.6 Bcf of stored gas at a weighted average price of $2.41 per Mcf for the stored inventory. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Risk Management Activities."

During the year ended December 31, 1998, the Company sold gas to approximately 475 end-users, pipelines, LDCs and other customers. No single gas customer accounted for more than 4% of consolidated revenues for the year ended December 31, 1998.

     NGLs

The Company markets NGLs (ethane, propane, iso-butane, normal butane, natural gasoline and condensate), produced at its plants and purchased from third parties, in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. A majority of the Company's production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, the Company seeks to ensure that products from its plants move on a reliable basis, avoiding curtailment of production. For the year ended December 31, 1998, NGL sales averaged 4,730 MGal per day, an increase from 2,941 MGal per day in 1993, primarily due to the increase in third-party sales, acquisitions and facility expansions during the five-year period.

Consumers of NGLs are primarily the petrochemical industry, the petroleum refining industry and the retail and industrial fuel markets. As an example, the petrochemical industry uses ethane, propane, normal butane and natural gasoline as feedstocks in the production of ethylene, which is used in the production of various plastics products. Over the last several years, the petrochemical industry has increased its use of NGLs as a major feedstock and is projected to continue to increase such usage. Further, propane is used for home heating, transportation and for certain agricultural applications. Demand for NGLs is primarily affected by price, seasonality and the economy.

The Company increased sales to third parties by approximately 385 MGal per day for the year ended December 31, 1998 compared to 1997. In general, the Company does not anticipate that sales to third parties in 1999 will increase at the rate experienced in prior years. The Company's NGL marketing plan contemplates:
(i) continued growth in sales to end-users; (ii) maximizing profitability on volumes produced at the Company's facilities; and (iii) efficient use of various third-party storage facilities to increase profitability while limiting carrying risk.

The Company leases NGL storage space at major trading locations, primarily near Houston and in central Kansas, in order to store products for resale during periods when prices are favorable and to facilitate the distribution of products. In addition, as of December 31, 1998, the Company had contracts in place for approximately 30,450 MGal of storage capacity. The base fees associated with such contracts currently do not exceed $.03 per gallon and the associated periods range from three months to four years. Certain of the long-term contracts require an annual renewal and contain provisions which would require the Company to pay the fees associated with such contracts whether or not the service was used.

The Company held NGLs in storage of 16,900 MGal, consisting primarily of propane and normal butane, at an average cost of $.24 per gallon and 14,400 MGal at an average cost of $.37 per gallon at December 31, 1998 and 1997, respectively, at various third-party storage facilities. At December 31, 1998, the Company had no significant hedging contracts in place for anticipated sales of stored NGLs. The Company generally intends that stored NGLs turn over on an annual basis.

NGL sales were made to approximately 175 different customers and no single customer accounted for more than 2% of the Company's consolidated revenues for the year ended December 31, 1998. Revenues are also derived from contractual marketing fees charged to some producers for NGL marketing services. For the year ended December 31, 1998, such fees were less than 1% of the Company's consolidated revenues.

     Power Marketing

In July 1996, the FERC issued its final order requiring investor-owned electric utilities to provide open access for wholesale transmission. This action allowed companies to participate in a market previously controlled by electric utilities. During 1996 and 1997, the Company traded electric power in the wholesale market and entered into transactions that arbitraged the value of gas and electric power. During the second half of 1997, the Company elected to discontinue wholesale trading of electric power, due to a lack of profitability.

For a further discussion of the revenue, operating profit and attributable assets of the Marketing segment, see "Item 8 -Financial Statements and Supplementary Data."

PRODUCING PROPERTIES

During 1997, the Company began to invest more capital in oil and gas producing activities primarily to replace declining reserves which are processed at the Company's facilities and to encourage expansion in basins where the Company's facilities are located. See "Business and Properties - Significant Acquisitions, Projects and Dispositions - Coal Bed Methane and -Southwest Wyoming". The Company believes that in order to secure additional gas supply for its facilities, it must be willing to consider its participation in exploration and production activities. Revenues derived from the Company's producing properties comprised approximately 1.3%, 1.3% and 1.6% of consolidated revenues, respectively, for the years ended December 31, 1998, 1997 and 1996. For a further discussion of the revenue, operating profit and attributable assets of this business segment, see "Item 8 - Financial Statements and Supplementary Data."

The net annual production volumes are summarized as follows:

                                             December 31,
                              -------------------------------------------------
                                   1998              1997          1996
                              ---------------  ---------------  ---------------
                                Gas      Oil     Gas      Oil     Gas      Oil
         State                (MMcf)   (MBbl)  (MMcf)   (MBbl)  (MMcf)   (MBbl)
-------------------------     -------  ------  -------  ------  -------  ------
Colorado.................        274       2      243       6       73        6
Louisiana................      2,810      75    4,760     108    7,255      117
Texas (1)................      1,787       5    6,092      21    7,193       32
Wyoming:
  Coal Bed Methane.......      7,136       -    1,751       -       12        -
  All Other..............      3,283      40    1,752      19      233        3
                              ------    ----   ------     ---   ------      ---

Total....................     15,290     122   14,598     154   14,766      158
                              ======    ====   ======     ===   ======      ===

(1)  The Company sold its producing properties in Texas during 1998.

As a result of a review of the reserves at the Company's Black Lake facility, and by comparing the net book value of the assets to the undiscounted expected future cash flows, determined by applying future prices estimated by management over the lives of the associated reserves, the Black Lake reserves and the processing facility associated with such reserves were written down in accordance with SFAS No. 121 to the net present value of expected cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset. Accordingly, the Company recognized a pre-tax, non-cash loss of $28.8 million for the year ended December 31, 1998. In addition, the Company recognized a pre-tax, non-cash loss on the impairment of property and equipment, primarily related to its Black Lake facility and Sand Wash Basin assets, of $34.6 million for the year ended December 31, 1997.

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

COMPETITION

The Company competes with other companies in the gathering, processing, treating and marketing businesses both for supplies of natural gas and for customers for its gas and NGLs. Competition for natural gas supplies is primarily based on a processors' efficiency and reliability in providing services, and in the availability of transportation to market centers to obtain a satisfactory price for the producers' natural gas. Competition for customers is primarily based upon reliability and the market price of deliverable gas and NGLs. For customers that have the capability of using alternative fuels, such as oil and coal, the Company also competes primarily on the basis of price against companies capable of providing such alternative fuels. The Company's competitors for obtaining additional natural gas supplies, for gathering and processing natural gas and for marketing gas and NGLs include national and local gas gatherers, brokers, marketers and distributors of various sizes, financial resources and experience.

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

As a processor and marketer of natural gas, the Company depends on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of its own gas supplies as well as those it processes and/or markets for others. Both the performance of transportation and storage services by interstate pipelines, and the rates charged for such services, are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The availability of interstate transportation and storage services necessary to enable the Company to make deliveries and/or sales of gas can at times be pre-empted by other system users in accordance with FERC-approved methods for allocating the system capacity of "open access" pipelines. Moreover, the rates charged by pipelines for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder the Company's processing and marketing operations and/or adversely affect its sales margins.

In 1997, the State of Texas adopted a statute that will require the Company to obtain a pre-construction permit for certain gas gathering lines containing more than 100 parts per million of hydrogen sulfide and grants affected persons, in certain circumstances, the right to request a hearing relating to the issuance of such a permit. This may increase the time and cost associated with constructing hydrogen sulfide gathering lines. The Company operates the MiVida and the Bethel facilities in Texas which removes hydrogen sulfide from the natural gas.

Generally, gathering and processing prices are not regulated by the FERC or any state agency. However, in May 1995, the Oklahoma Corporation Commission (the "OCC") was granted limited authority in certain circumstances, after the filing of a complaint by a producer, to compel a gas gatherer to provide open access gathering and to set aside unduly discriminatory gathering fees. The Oklahoma state legislature is considering legislation that would expand the authority of the OCC to compel a gas gatherer to provide open access gas gathering and to establish rates, terms and conditions of services provided by a gas gatherer. In addition, the state legislatures and regulators in certain other states in which the Company gathers gas are also contemplating additional regulation of gas gathering. The Company does not believe that any of the proposed legislation of which it is aware is likely to have a material adverse effect on the Company's financial position or results of operation. However, the Company cannot predict what additional legislation or regulations the States may adopt regarding gas gathering.

EMPLOYEES

At December 31, 1998, the Company employed approximately 870 full-time employees, none of whom was a union member. The Company considers relations with employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

Reference is made to Note 8 of the Company's Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

As of March 15, 1999, there were 32,147,993 shares of Common Stock outstanding held by 321 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR." The following table sets forth quarterly high and low sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

                                             HIGH        LOW
                                           ---------  ---------
     1998
     Fourth Quarter.....................   $ 9   7/8  $ 5  5/16
     Third Quarter......................    15   1/8    8
     Second Quarter.....................    19   5/8   13   7/8
     First Quarter......................    22   1/8   15   7/8
     1997
     Fourth Quarter.....................    25  9/16   20
     Third Quarter......................    22   1/2   16   3/4
     Second Quarter.....................    20   1/2   14   7/8
     First Quarter......................   $21   3/8  $17   3/4

The Company paid annual dividends on the Common Stock aggregating $.20 per share during the years ended December 31, 1998 and 1997. The Company has declared a dividend of $.05 per share of Common Stock for the quarter ending March 31, 1999 to holders of record as of such date. Declarations of dividends on the Common Stock are within the discretion of the Board of Directors. In addition, the Company's ability to pay dividends is restricted by certain covenants in its financing facilities, the most restrictive of which prohibits declaring or paying dividends that exceed, in the aggregate, the sum of $50 million plus 50% of the Company's consolidated net income earned after June 30, 1995 (or minus 100% if a net loss), plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At December 31, 1998, availability under this covenant amounted to $51.5 million. This amount is expected to be reduced by approximately $14.9 million as a result of the after-tax losses recognized on the sales of the Giddings and Katy facilities.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. The data for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 1995 and 1994 is derived from the Company's audited historical Consolidated Financial Statements. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           Year Ended December 31,
                                      --------------------------------------------------------------------------------------
                                           1998                1997              1996              1995              1994
                                      --------------      ---------------   --------------     ----------------   ----------
                                                         (000s, except per share amounts and operating data)
STATEMENT OF OPERATIONS:
Revenues..............................  $2,133,566        $  2,385,260      $2,091,009         $1,256,984         $1,063,489
Gross profit (a)......................      66,568              93,755         105,479             75,211             72,556
Income (loss) before income taxes.....    (105,623) (b)          2,220 (b)      41,631             (8,266) (c)        11,524
Provision (benefit) for income taxes..     (38,418)                733          13,690             (2,158)             4,160
Net income (loss).....................     (67,205) (b)          1,487 (b)      27,941             (6,108) (c)         7,364
Earnings (loss) per share of
 common stock.........................       (2.42)               (.28)            .66               (.84)              (.19)
Earnings (loss) per share of
 common stock - assuming dilution.....       (2.42)               (.28)            .66               (.84)              (.19)

CASH FLOW DATA:
Net cash provided by operating
 activities...........................     (35,570)            114,755         168,266             86,373             31,866
Capital expenditures..................     105,216             198,901          74,555             78,521            100,540

BALANCE SHEET DATA
 (at year end):
Total assets..........................   1,219,377           1,348,276       1,361,631          1,193,997          1,167,362
Long-term debt........................     504,881             441,357         379,500            529,500            493,000
Stockholders' equity..................     385,216             468,112         480,467            371,909            436,683
Dividends declared per share of
 common stock.........................  $      .20        $        .20      $      .20         $      .20         $      .20

OPERATING DATA:
Average gas sales (MMcf/D)............       2,200               1,975           1,794              1,572              1,097
Average NGL sales (MGal/D)............       4,730               4,585           3,744              2,890              2,970
Average gas volumes
 gathered (MMcf/D)....................       1,162               1,229           1,171              1,020                934
Facility capacity (MMcf/D)............       2,237               2,302           1,940              1,907              1,560
Average gas prices ($/Mcf)............  $     2.01        $       2.30      $     2.19         $     1.53         $     1.77
Average NGL prices ($/Gal)............  $      .26        $        .36      $      .41         $      .31         $      .28

_________________________________________
(a) Excludes selling and administrative, interest, restructuring and income tax expenses and loss on the impairment of property and equipment. See further discussion in notes (b) and (c).
(b) SFAS No. 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the fair market value of or the expected future undiscounted net cash flows. In accordance with SFAS No. 121, the Company recognized a pre-tax, non-cash loss on the impairment of property and equipment of $108.5 million, ($69.0 million, after-tax) and $34.6 million, pre-tax, ($22.0 million, after-tax) for the years ended December 31, 1998 and 1997, respectively.
(c) In accordance with SFAS No. 121, the Company recognized a pre-tax, non-cash loss for the year ended December 31, 1995 on the impairment of property and equipment of $17.6 million, and $12.4 million, after-tax. Also, the Company implemented a cost reduction program to reduce operating and selling and administrative expenses. As a result of this program, a $2.1 million, pre-tax, and $1.3 million, after-tax, restructuring charge was incurred, primarily related to employee severance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors that have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. Reference should also be made to the Company's Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                              Year Ended
                                                              December 31,             Percent
                                                      -------------------------
                                                          1998          1997           Change
                                                      -------------  ----------        -------
FINANCIAL RESULTS:
Revenues............................................  $2,133,566     $2,385,260            (11)
Gross profit........................................      66,568         93,775            (29)
Net income (loss)...................................     (67,205)         1,487              -
Loss per share of common stock......................       (2.42)          (.28)          (764)
Loss per share of common stock - assuming dilution..       (2.42)          (.28)          (764)
Net cash provided by (used in) operating activities.  $  (35,570)    $  114,755              -

OPERATING DATA:
Average gas sales (MMcf/D)..........................       2,200          1,975             11
Average NGL sales (MGal/D)..........................       4,730          4,585              3
Average gas prices ($/Mcf)..........................  $     2.01     $     2.30            (13)
Average NGL prices ($/Gal)..........................  $      .26     $      .36            (28)

Net income decreased $68.7 million for the year ended December 31, 1998 compared to 1997. The decrease in net income for the year was primarily due to a $69.0 million, after-tax, charge for impairment recorded in connection with the evaluation of a decrease in product prices and the impact on the Company's Bethel, Black Lake and Sand Dunes facilities, as required by SFAS No. 121.

Revenues from the sale of gas decreased approximately $46.0 million for the year ended December 31, 1998 compared to 1997. Average gas sales volumes increased 225 MMcf per day to 2,200 MMcf per day for the year ended December 31, 1998 compared to 1997, primarily due to an increase in the sale of gas purchased from third parties. The increase in volumes sold was more than offset by a decrease in average gas prices. Average gas prices realized by the Company decreased $.29 per Mcf to $2.01 per Mcf for the year ended December 31, 1998 compared to 1997. Included in the realized gas price is approximately $71,000 of loss recognized in the year ended December 31, 1998 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity gas for 1999 and 2000. See further discussion in "Liquidity and Capital Resources - Risk Management."

Revenues from the sale of NGLs decreased approximately $162.3 million for the year ended December 31, 1998 compared to 1997. Average NGL sales volumes increased 145 MGal per day to 4,730 MGal per day for the year ended December 31, 1998 compared to 1997, primarily due to an increase in the sale of NGLs purchased from third parties. The increase in sales volumes was more than offset by a decrease in average NGL prices. Average NGL prices realized by the Company decreased $.10 per gallon to $.26 per gallon for the year ended December 31, 1998 compared to 1997. Included in the realized NGL price was approximately $7.4 million of gain recognized in the year ended December 31, 1998 related to futures positions on equity volumes. The Company has entered into futures positions for a portion of its equity production for 1999. See further discussion in "-Liquidity and Capital Resources - Risk Management."

Revenue associated with electric power marketing decreased approximately $59.5 million for the year ended December 31, 1998 compared to 1997, as the Company discontinued wholesale trading of electric power in 1997, due to a lack of profitability.

Other net revenue increased approximately $12.2 million for the year ended December 31, 1998 compared to 1997. The increase was primarily due to a $14.9 million gain on the sale of the Company's Perkins facility and a $1.0 million option payment received from RIS in connection with the potential sale of a portion of certain of the Company's assets in Southwest Wyoming. These increases were offset by decreases of approximately $2.8 million in earnings from the Company's investments in joint ventures, primarily due to the decreases in product prices and the sale of its interest in Redman Smackover. See further discussion at "Business and Properties - Significant Acquisitions, Projects and Dispositions - Southwest Wyoming and Significant Acquisitions, Projects and Dispositions - Redman Smackover Joint Venture."

The reduction in product purchases of $232.1 million to $1.9 billion for the year ended December 31, 1998 compared to 1997, was primarily due to a decrease in commodity prices. Overall, combined product purchases as a percentage of sales of all products increased from 92% to 93% for the year ended December 31, 1998 compared to 1997. Over the past several years, the Company has experienced narrowing margins in its third-party sales as a result of increasing competitiveness of the natural gas marketing industry. During the year ended December 31, 1998, margins on the sale of third-party gas declined and averaged approximately $.02 per Mcf compared to approximately $.03 per Mcf for 1997. Contributing to the increase in the product purchase percentage for the year ended December 31, 1998 were higher payments related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of gas. Also included in product purchases were lower of cost or market writedowns, primarily related to NGL inventories, of $826,000 and $1.1 million for the years ended December 31, 1998 and 1997, respectively.

Plant operating expense increased approximately $7.2 million for the year ended December 31, 1998 compared to 1997. The increase was primarily due to compression costs associated with the increasing Powder River Basin coal bed methane production activities and expenses incurred at the Bethel Treating facility, which became partially operational during the third quarter of 1997.

Interest expense increased $6.1 million for the year ended December 31, 1998 compared to 1997. The increase is the result of less interest capitalized to capital projects, primarily the Bethel Treating facility, and larger debt balances outstanding during the year ended December 31, 1998 compared to 1997. The larger debt balances resulted primarily from higher product inventory positions, capital expenditures associated with the Bethel Treating facility and reduced cashflow from operations.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (000S, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                                        Year Ended
                                                                        December 31,           Percent
                                                                 -------------------------
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

Net income decreased $26.5 million for the year ended December 31, 1997 compared to 1996. The decrease in net income for the year was primarily due to a $22.0 million, after-tax, impairment loss recorded in connection with the evaluation of certain property and equipment, primarily related to its Black Lake facility and Sand Wash Basin assets, as required by SFAS No.121. Net income in 1997 increased by a $3.0 million after-tax gain associated with the sale of a 50% interest in the Company's coal bed methane operations.

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

The increase in product purchases of $302.3 million to $2.1 billion for the year ended December 31, 1997 compared to 1996, is primarily a combination of higher gas prices and increased sales of NGLs purchased from third parties. Contributing to the increase in product purchases for the year ended December 31, 1997 compared to 1996 were higher payments to producers related to the Company's "keepwhole" contracts at its Granger facility. Under a "keepwhole" contract, the Company's margin is reduced when the value of NGLs declines relative to the value of gas. Also contributing to the increases in product purchases for the year ended December 31, 1997 compared to 1996, were lower of cost or market write-downs of NGL and gas inventories of $1.1 million and $129,000, respectively.

Plant operating expense increased approximately $5.0 million for the year ended December 31, 1997 compared to 1996. The increase was primarily due to additional compression cost associated with the MIGC pipeline. In addition, results of operations for the year ended December 31, 1997 were adversely affected by additional costs associated with the Bethel Treating facility. As a result of start-up costs associated with opening the facility and depreciation, the Bethel Treating facility did not contribute positively to earnings in 1997.

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

Overall, profitability for the year ended December 31, 1997 was less than anticipated due to several factors. Combined product purchases as a percentage of all product sales increased from 91% to 92% for the year ended December 31, 1997 compared to 1996. Over the past several years, the Company has experienced narrowing margins related to the increasing competitiveness of the natural gas marketing industry. During the year ended December 31, 1997, the Company's marketing margins were reduced by approximately 50% compared to 1996. Included in the sale of gas and product purchases for the last half of 1997, is the sale of approximately 11.5 Bcf of gas, previously stored in the Katy Facility, at a margin of approximately $.20 per Mcf.

BUSINESS STRATEGY

The Company's long-term, four-part business plan is designed to increase profitability through: (i) investing in projects that complement and extend its core gas gathering, processing, production and marketing business; (ii) creating ventures with producers who dedicate additional acreage to the Company; (iii) maintaining or expanding its energy sales volumes and margins by maximizing its asset base, firm transportation and storage contracts and other contractual arrangements; and (iv) optimizing the profitability of existing operations and in certain cases, considering the disposal of non-growth assets.

Historically, crude oil prices have been volatile and the oil and gas industry is currently experiencing ten year lows in these prices. As of March 1, 1999 such prices had declined to approximately $12.25 per barrel. Most NGL value is tied closely to crude oil, accordingly this pricing environment is having a detrimental effect on the Company's results of operations.

The Company's 1999 plan provides for the improvement of the balance sheet and liquidity while ensuring the continued development of its two primary growth projects, the Powder River Basin coal bed methane and Southwest Wyoming operations. In order to reduce the Company's overall debt level and provide it with additional liquidity, the Company has signed agreements in March 1999 providing for the sale of its Giddings Gathering System and Katy Facility for total proceeds of approximately $136 million. These transactions will result in an after-tax loss in 1999 of approximately $14.9 million and are expected to close in the second quarter of 1999, subject to various regulatory approvals and the satisfaction of certain contractual conditions.

 Expansion of Core Business

The Company will continue to evaluate investments in projects that meet its objectives of complementing existing operations, expanding into new areas or providing enhanced marketing opportunities. These projects typically include gas gathering, treating, processing, producing properties, transportation or storage assets and NGL product upgrade equipment. In 1999, the Company's capital expenditures will be reduced compared to levels expended in 1998 and 1997, and will be concentrated on the Powder River Basin coal bed methane and Southwest Wyoming operations. Expenditures on these projects are anticipated to comprise 53% and 22%, respectively, of the total 1999 budget. See further discussion in "Business and Properties -Significant Acquisitions, Projects and Dispositions."

 Increase Dedicated Acreage

The Company enters into agreements which provide it with new dedicated acreage and wells to replace declines in reserves and generate additional volumes for gathering and processing at its facilities. The Company has increased its participation in exploration and production activities. Over the past several years, the Company has attempted to structure its contracts to minimize the impact of fluctuating NGL prices. This has been accomplished by entering fee based contracts and minimizing the use of keep-whole contracts. See further discussion in "Business and Properties - Significant Acquisitions, Projects and Dispositions."

 Maintain or Expand Energy Marketing Services and Volumes

The Company is a full-service marketer of gas and NGL products. The Company focuses on the individual needs of its customers, primarily in the Rocky Mountain region, and is committed to developing products and services that are tailored to meet their requirements. The Company plans to maintain or expand its energy marketing activities by: (i) maximizing profitability on volumes produced at the Company's facilities; (ii) efficient use of various firm transportation and storage contracts and other contractual arrangements to increase profitability while limiting carrying risk; (iii) continuing to pursue higher-margin, end-use markets, primarily in the Rocky Mountain region; and (iv) maintaining third-party gas and NGL sales volumes. The Company believes it competes effectively with other marketers due to its national marketing presence and the marketing information gained thereby, the services it provides and its physical asset base.

 Optimize Profitability

The Company seeks to optimize the profitability of its operations by: (i) maintaining or increasing natural gas throughput levels; (ii) increasing its efficiency through the consolidation of existing facilities; (iii) investing in assets that enhance NGL value; (iv) selling non-growth assets; and (v) controlling operating and overhead expenses. In order to maximize its competitive advantages, the Company continually monitors the economic performance of each of its operating facilities to ensure that a desired cash flow objective and operating efficiency is achieved.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under its financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet its needs and finance the growth of the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and it may be required to seek alternative financing sources. In 1998, sources of liquidity also included the sale of the Perkins Facility and the Edgewood Facility and related production. Additionally, the Company entered into agreements in March 1999 for the sale of the Giddings Facility and the Katy Facility for amounts approximating $136 million in gross proceeds. These transactions are expected to close in the second quarter of 1999, subject to various regulatory approvals and the satisfaction of certain contractual conditions. The net proceeds from these sales will be used to reduce debt. Net cash provided by operating activities is primarily affected by product prices, sales of inventory, the Company's success in increasing the number and efficiency of its facilities and the volumes of natural gas processed by such facilities, the margin on third-party product purchased for resale, as well as the timely collection of the Company's receivables.

The Company's future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of its facilities and its ability to obtain financing at favorable terms.

Given the depressed oil and NGL prices the Company has been experiencing and the disappointing results from the Bethel Treating Facility, the Company sought and has successfully negotiated amendments to certain covenant requirements in its various financing facilities and has negotiated amendments to these financing facilities which are intended to provide more flexibility in a low price environment. There can be no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to the Company. To strengthen credit ratings and to reduce its overall debt outstanding, the Company will continue to dispose of non-strategic assets (such as the Giddings and Katy facilities) and investigate alternative financing sources (including project - financing, joint ventures, public debt and operating leases).

The Company believes that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide it with sufficient funds to connect new reserves, maintain its existing facilities and complete its current capital expenditure program. Depending on the timing and the amount of the Company's future projects, it may be required to seek additional sources of capital. The Company's ability to secure such capital is restricted by its financing facilities, although it may request additional borrowing capacity from its lenders, seek waivers from its lenders to permit it to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While the Company believes that it would be able to secure additional financing, if required, no assurance can be given that it will be able to do so or as to the terms of any such financing. Despite the current depressed oil prices, the Company also believes that cash provided by operating activities and amounts available under its Revolving Credit Facility will be sufficient to meet its debt service and preferred stock dividend requirements for the remainder of 1999.

The Company's sources and uses of funds for the year ended December 31, 1998 are summarized as follows (000s):

SOURCES OF FUNDS:
     Borrowings on Revolving Credit Facility...................  $3,230,400
     Proceeds from the dispositions of property and equipment..      78,775
     Proceeds from exercise of common stock options............          23
                                                                 ----------
       Total sources of funds..................................  $3,309,198
                                                                 ==========

USES OF FUNDS:
     Payments related to long-term debt agreements.............  $3,166,920
     Capital expenditures......................................     105,216
     Net cash used in operating activities.....................      35,570
     Dividends paid............................................      16,869
                                                                 ----------
       Total uses of funds.....................................  $3,324,575
                                                                 ==========

Additional sources of liquidity available to the Company are its inventories of gas and NGLs in storage facilities. The Company stores gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. The Company held gas in storage and held imbalances of approximately 19.9 Bcf at an average cost of $2.13 per Mcf at December 31, 1998 compared to 6.0 Bcf at an average cost of $1.97 per Mcf at December 31, 1997, at various storage facilities, including the Katy Facility. At December 31, 1998, the Company had hedging contracts in place for anticipated sales of approximately 18.6 Bcf of stored gas at a weighted average price of $2.41 per Mcf for the stored inventory. See "Item 1 and 2 - Business and Properties - Significant Acquistions, Projects and Dispostions - Katy". The Company held NGLs in storage of 16,900 MGal, consisting primarily of propane and normal butane, at an average cost of $.24 per gallon and 14,400 MGal at an average cost of $.37 per gallon at December 31, 1998 and 1997, respectively, at various third-party storage facilities. At December 31, 1998, the Company had no significant hedging contracts in place for anticipated sales of stored NGLs.

Historically, while certain individual plants have experienced declines in dedicated reserves, the Company has been successful in connecting additional reserves to more than offset the natural declines. There has been a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, from levels that existed in prior years. However, higher gas prices in 1997 and 1998, improved technology (e.g., 3-D seismic and horizontal drilling) and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in the Powder River Basin and Southwest Wyoming. Company-wide, the level of drilling will depend upon, among other factors, the prices for gas and oil, the drilling budgets of third-party producers, the energy policy of the federal government and the availability of foreign oil and gas, none of which are within the Company's control. There is no assurance that the Company will continue to be successful in replacing the dedicated reserves processed at its facilities. In 1998, including the reserves associated with the Company's joint ventures and partnerships and excluding the facilities sold during the year, the Company connected new reserves to its facilites to replace approximately 86% of 1998 production. On a Company-wide basis, primarily as a result of the sale of the Edgewood and Perkins facilities and a downward revision in the reserves associated with the Bethel Facility, dedicated reserves decreased from approximately 3.3 Tcf as of December 31, 1997 to approximately 3.1 Tcf at December 31, 1998.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of $200 million of debt securities and preferred stock (along with the shares of common stock, if any, into which such securities are convertible) and $62 million of debt securities, preferred stock or common stock.

     Capital Investment Program

For the years ended December 31, 1998, 1997 and 1996 the Company expended $105.2 million, $198.9 million and $74.6 million, respectively, on new projects and acquisitions. For the year ended December 31, 1998, the Company's expenditures consisted of the following: (i) $50.4 million for new connects, system expansions, the Bethel Treating facility and asset consolidations; (ii) $10.6 million for maintaining existing Facilities; (iii) $41.6 million for exploration and production activities and acquisitions; and (iv) $2.6 million of miscellaneous expenditures.

Largely as a result of low commodity prices, primarily affecting NGL products, the Company has reduced its budget for capital expenditures in 1999 from the levels expended in 1997 and 1998. Capital expenditures related to existing operations are expected to be approximately $67.0 million during 1999, consisting of the following: (i) capital expenditures related to gathering, processing and pipeline assets are expected to be approximately $39.6 million, of which $6.3 million is for maintaining existing facilities; (ii) capital expenditures on exploration and production activities are expected to be approximately $24.6 million; and (iii) capital expenditures for miscellaneous items are expected to be approximately $2.8 million. Overall, capital expenditures in the Powder River Basin coal bed methane development and in Southwest Wyoming operations represent 53% and 22%, respectively, of the total 1999 budget.

     Financing Facilities

     Revolving Credit Facility. The Company's variable rate Revolving Credit Facility was restated and amended in May 1997. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $300 million, $235.5 million of which was outstanding at December 31, 1998. The interest rate payable on the facility at December 31, 1998 was 6.2%. The Company has reached an agreement with the agent bank on a term sheet for a restated facility which will reflect the following changes. The restated Revolving Credit Facility is with a syndicate of banks and will provide for an aggregate borrowing commitment of $300 million consisting of a $100 million 364-day Revolving Credit Facility ("Tranche A") and a five year $200 million Revolving Credit Facility ("Tranche B"). The Revolving Credit Facility will bear interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent bank's prime rate. The Company will have the option to determine which rate will be used. The Company also will pay a facility fee on the commitment. The interest rate spreads and facility fee will be adjusted based on the Company's debt to capitalization ratio and will range from .75% to 2.00%. Pursuant to the Revolving Credit Facility, the Company will be required to maintain a debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% beginning September 30,1999 through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a ratio of EBITDA to interest and dividends on preferred stock as of the end of any fiscal quarter of not less than 1.35 to 1.0 beginning June 30, 1999 increasing to 3.25 to 1.0 by December 31, 2002. Tranche A and Tranche B will be reduced on a pro rata basis to a total of $250 million by September 30, 1999. The Revolving Credit Facility will be guaranteed and secured via a pledge of the stock of the Company's significant subsidiaries. Documentation reflecting this agreement is expected to be completed on or about the end of the first quarter of 1999. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense, and it intends to continue such practice.

     Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf agreement (as amended and restated, the "Master Shelf") with The Prudential Insurance Company of America ("Prudential"). Amounts outstanding under the Master Shelf agreement at December 31, 1998 are as indicated in the following table (000s):

                                             Interest         Final
          Issue Date             Amount        Rate          Maturity                       Principal Payments Due
------------------------------  --------      -----      ------------------      -----------------------------------------------
October 27, 1992                $ 16,667      7.51%      October 27, 2000        $8,333 on each of October 27, 1999 through 2000
October 27, 1992                  25,000      7.99%      October 27, 2003        $8,333 on each of October 27, 2001 through 2003
September 22, 1993                25,000      6.77%      September 22, 2003      single payment at maturity
December 27, 1993                 25,000      7.23%      December 27, 2003       single payment at maturity
October 27, 1994                  25,000      9.05%      October 27, 2001        single payment at maturity
October 27, 1994                  25,000      9.24%      October 27, 2004        single payment at maturity
July 28, 1995                     50,000      7.61%      July 28, 2007           $10,000 on each of July 28, 2003 through 2007
                                --------
                                $191,667
                                ========

The Company has reached an agreement on an amendment with Prudential which will be effective as of January 1999 with the following provisions. The Company will be required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, and a debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter. A senior debt to capitalization ratio will be implemented, if and when, the Company issues subordinated debt. This amendment also requires an EBITDA to interest ratio of not less than 1.75 to 1.0 beginning March 31, 1999 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002. Documentation reflecting this amendment is expected to be completed on or about the end of the first quarter of 1999. In addition, under the existing agreement, the Company is prohibited from declaring or paying dividends that in the aggregate exceed the sum of $50 million plus 50% of consolidated net income earned after June 30, 1995 (or minus 100% of a net loss), plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At December 31, 1998, $51.5 million was available under this limitation. This amount is expected to be reduced by approximately $14.9 million as a result of the after-tax losses recognized on the sales of the Giddings and Katy facilities. The Company presently intends to finance the $8.3 million payment due on October 27, 1999 with amounts available under the Revolving Credit Facility. The Master Shelf agreement is guaranteed and will be secured via a pledge of the stock of the Company's significant subsidiaries.

     1995 Senior Notes. In 1995, the Company sold $42 million of Senior Notes (the "1995 Senior Notes") to a group of insurance companies with an interest rate of 8.16% per annum. In February 1999, the Company offered to prepay the 1995 Senior Notes at par. Note holders representing $15 million of the principal amount outstanding on the 1995 Senior Notes accepted the Company's offer and were paid in full in March 1999. These payments were financed by the Bridge Loan and by amounts available under the Revolving Credit Facility. The remaining principal amount outstanding of $27 million is due in a single payment in December 2005. The 1995 Senior Notes are guaranteed and will be secured via a pledge of the stock of the Company's significant subsidiaries. The Company has reached an agreement with the Note holders which provides for modification of certain financial covenants on terms that will be no more restrictive than those contained in the Master Shelf. Documentation reflecting this agreement is expected to be completed on or about the end of the first quarter of 1999.

Effective January 1, 1999, the Company will pay an annual fee of no more than
 .65% on the amounts outstanding on the Master Shelf and the 1995 Senior Notes. This fee will continue until the Company has received an implied investment grade rating on its senior secured debt.

     1993 Senior Notes. In 1993, the Company sold $50 million of 7.65% Senior Notes (the "1993 Senior Notes") to a group of insurance companies. Scheduled annual principal payments of $7.1 million on the 1993 Senior Notes were made on April 30 of 1997 and 1998. In February 1999, the Company offered to prepay the 1993 Senior Notes at par. Note holders representing approximately $33.5 million of the total principal amount outstanding of $35.6 million accepted the Company's offer and were paid in full in February 1999. These payments were financed by a $37 million Bridge Loan. The Company intends to pay the remaining outstanding principal of $2.1 million in the second quarter of 1999 with amounts available under the Revolving Credit Facility.

     Bridge Loan. In February 1999, in order to finance prepayments at par of amounts outstanding on the 1993 and 1995 Senior Notes, the Company entered into a Bridge Loan agreement in the amount of $37 million with its agent bank (the "Bridge Loan"). The Bridge Loan bears interest at certain spreads over the Eurodollar rate ranging from 1.75% at date of issuance to 2.75% at maturity. The Bridge Loan may be prepaid in whole or in part at any time and matures on October 31, 1999. The Company presently intends to finance the payment of the Bridge Loan with amounts available under the Revolving Credit Facility, proceeds from the sale of assets or proceeds from the issuance of public debt.

     Covenant Compliance. At December 31, 1998, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in these agreements, the Company had approximately $64.5 million of available borrowing capacity at December 31, 1998. In March 1999, the Company successfully completed negotiations with its lenders for amendments to its various financing facilities providing for financial flexibility and covenant modifications. These amendments were needed given the depressed commodity pricing experienced in the industry in general and the disappointing results the Company has experienced at its Bethel Treating Facility. There can be no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to the Company. To strengthen credit ratings and to reduce its overall debt outstanding, the Company will continue to dispose of non-strategic assets (such as the Giddings and Katy facilities) and investigate alternative financing sources (including the issuance of public debt, project - financing, joint ventures and operating leases).

     Risk Management Activities

The Company's commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of the Company's equity volumes of gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by the Company's operating budget. The second goal is to manage price risk related to the Company's physical gas, crude oil and NGL marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

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

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and through OTC swaps and options with various counterparties, consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties that contain collateral requirements. The Company generally uses standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked to market daily for the credit review process. The Company's OTC credit risk exposure is partially limited by its ability to require a margin deposit from its major counterparties based upon the mark-to-market value of their net exposure. The Company is subject to margin deposit requirements under these same agreements. In addition, the Company is subject to similar margin deposit requirements for its NYMEX counterparties related to its net exposures.

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

The Company has hedged a portion of its equity volumes of gas and NGLs in 1999, particularly in the first quarter, at pricing levels approximating its 1999 operating budget. The Company's equity hedging strategy establishes a minimum and maximum price to the Company while allowing market participation between these levels. As of February 19, 1999, the Company had hedged approximately 75% of its anticipated equity gas for 1999 at a weighted average NYMEX-equivalent minimum price of $2.00 per Mcf, including approximately 80% of first quarter anticipated equity volumes at a weighted average NYMEX-equivalent minimum price of $2.00 per Mcf. Additionally, the Company has hedged approximately 75% of its anticipated equity NGLs for 1999 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.23 per gallon.

At December 31, 1998, the Company had $1.1 million of losses deferred in inventory that will be recognized primarily during the first quarter of 1999 and are expected to be offset by margins from the Company's related forward fixed price hedges and physical sales. At December 31, 1998, the Company had unrecognized net gains of $3.8 million related to financial instruments that are expected to be offset by corresponding unrecognized net losses from the Company's obligations to sell physical quantities of gas and NGLs.

The Company enters into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. The Company's policies contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from such speculative activities for the years ended December 31, 1998 and 1997 were not material.

Natural Gas Derivative Market Risk

As of December 31, 1998, the Company held a notional quantity of approximately 370 Bcf of natural gas futures, swaps and options extending from January 1999 to December 2000 with a weighted average duration of approximately four months. This was comprised of approximately 178 Bcf of long positions and 192 Bcf of short positions in such instruments. As of December 31, 1997, the Company held a notional quantity of approximately 480 Bcf of natural gas futures, swaps and options extending from January 1998 to December 1999 with a weighted average duration of approximately four months. This was comprised of approximately 230 Bcf of long positions and 250 Bcf of short positions in such instruments.

The Company uses a Value-at-Risk (VaR) model designed by J.P. Morgan as one measure of market risk for the Company's natural gas portfolio. The VaR calculated by this model represents the maximum change in market value over the holding period at the specified statistical confidence interval. The VaR model is generally based upon J.P. Morgan's RiskMetrics (TM) methodology using historical price data to derive estimates of volatility and correlation for estimating the contribution of tenor and location risk. The VaR model assumes a one day holding period and uses a 95% confidence level.

As of December 31, 1998, the calculated VaR of the Company's entire natural gas portfolio of futures, swaps and options was approximately $1.5 million. This figure includes the risk related to the Company's entire portfolio of natural gas financial instruments and does not include the related underlying hedged physical transactions.

All financial instruments for which there are no offsetting physical transactions are treated as either the hedge of an anticipated transaction or a speculative trade. As of December 31, 1998, the VaR of these type of transactions for natural gas was approximately $500,000.


Crude Oil and NGL Derivative Market Risk

As of December 31, 1998, the Company held a notional quantity of approximately 177,000 MGal of NGL futures, swaps and options extending from January 1999 to December 1999 with a weighted average duration of approximately six months. This was comprised of approximately 129,000 MGal of long positions and 48,000 MGal of short positions in such instruments. As of December 31, 1997, the Company held a notional quantity of approximately 148,000 MGal of NGL futures, swaps and options extending from January 1998 to December 1998 with a weighted average duration of approximately five months. This was comprised of approximately 93,000 MGal of long positions and 55,000 MGal of short positions in such instruments.

As of December 31, 1998, the Company had sold 90,000 barrels per month of NYMEX crude swaps for 1999 at an average price of $13.10 per barrel. In addition, the Company had purchased 90,000 barrels per month of $15.00 per barrel NYMEX calls for July 1999 through December 1999 settlement. The Company held no crude oil futures, swaps or options for settlement beyond 1999.

As of December 31, 1998, the Company had purchased 200,000 barrels per month of OPIS Mt. Belvieu monthly average settlement $0.210 per gallon puts to hedge a portion of the Company's equity production of propane and butanes for 1999.

As of December 31, 1998, the Company had purchased 50,000 barrels per month of OPIS Mt. Belvieu monthly average settlement $0.155 per gallon of purity ethane puts to hedge a portion of the Company's equity production of ethane for 1999.

As of December 31, 1998, the Company held no NGL futures, swaps or options for settlement beyond 1999.

As of December 31, 1998, the estimated fair value of the aforementioned crude oil and NGL options held by the Company was approximately $315,000.

Foreign Currency Derivative Market Risk

The Company enters into physical gas transactions payable in Canadian dollars. The Company enters into forward purchases and sales of Canadian dollars from time to time to fix the cost of its future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of December 31, 1998, the notional value of such contracts was approximately $11.0 million in Canadian dollars. As of December 31, 1997, the notional value of such contracts was approximately $5.5 million in Canadian dollars, which approximates its fair market value.

     Year 2000

The Company has made a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is in the process of identifying and making the appropriate modifications to these computer systems. The Company has: (i) created a Year 2000 awareness program to educate employees; (ii) compiled an inventory of all systems; (iii) developed system test plans as appropriate; and (iv) began the testing and remediation as required for both information and non-information technology systems. Additionally, the Company has initiated a program under which it surveys its business counterparties periodically regarding their Year 2000 conversion and contingency plans. Currently, the Company anticipates spending approximately $2.0 million, of which 30% is currently committed, for remediation purposes, which is primarily for hardware and operating system upgrades. The Company also expects to incur internal staff costs as well as some consulting and other expenses which are expected to be immaterial. The Company anticipates its Year 2000 conversion project to be substantially completed by October 1999. Currently, the Company believes its most significant risk for the Year 2000 issue is that the systems of other companies on which the Company relies will not be Year 2000 compliant and that any such failure to convert by another company would have an adverse effect on the Company. In order to mitigate this risk, contingency plans are being developed and the Company is surveying its vendors and customers to ascertain the status of their conversion and contingency plans.

ENVIRONMENTAL

The construction and operation of the Company's gathering lines, plants and other facilities used for the gathering, transporting, processing, treating or storing of gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at the Company's facilities or at facilities to which the Company sends wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or waste management. The Company employs six environmental engineers and seven regulatory compliance specialists to monitor environmental and safety compliance at its facilities. Prior to consummating any major acquisition, the Company's environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform environmental assessments of the Company's existing facilities. The Company believes that it is in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating the Company's facilities. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operations.

The Texas Natural Resource Conservation Commission (the "TNRCC"), which has authority to regulate, among other things, stationary air emissions sources, created a committee to make recommendations to the TNRCC regarding a voluntary emissions reduction plan for the permitting of existing "grandfathered" air emissions sources within the State of Texas. A "grandfathered" air emissions source is one that does not need a state operating permit because it was constructed prior to 1971. The Company operates a number of such sources within the State of Texas, including portions of its Midkiff plant and many of its compressors. The recommendations proposed by the committee would create a voluntary permitting program for grandfathered sources, including certain incentives to participate, such as the ability to operate in such a source in a flexible manner. It is not clear which of the committee's recommendations, if any, that the TNRCC will implement and it is not possible to assess the potential effect on the Company until final regulations are promulgated.

The Company anticipates that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. The Company is unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on the Company's financial position or results of operations, but it cannot rule out that possibility.

The Company is in the process of voluntarily cleaning up substances at certain facilities that it operates. The Company's expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to the results of operations of the Company and totaled approximately $1.4 million for the year ended December 31, 1998 including approximately $732,000 in air emissions fees to the states in which it operates ($132,000 of which was attributable to the Edgewood facility which was sold in October 1998). Although the Company anticipates that such environmental expenses per facility will increase over time, the Company does not believe that such increases will have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998:

                                                             Page
                                                             ----

Report of Management.......................................    28
Report of Independent Accountants..........................    29
Consolidated Balance Sheet.................................    30
Consolidated Statement of Cash Flows.......................    31
Consolidated Statement of Operations.......................    32
Consolidated Statement of Changes in Stockholders' Equity..    33
Notes to Consolidated Financial Statements.................    34

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

The Company's financial statements are audited by PricewaterhouseCoopers LLP, independent accountants. Their report states that they have conducted their audit in accordance with generally accepted auditing standards. These standards include an evaluation of the system of internal accounting controls for the purpose of establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

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


Signature                            Title
---------                            -----


/S/ L. F. Outlaw
----------------------------
L. F. Outlaw                       President and Chief Operating Officer


/S/ William J. Krysiak
----------------------------
William J. Krysiak                 Vice President - Finance (Principal Financial
                                   and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of cash flows, of operations, and of changes in stockholders' equity present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 22, 1999

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                        December 31
                                                                           ------------------------------------------
                                                                               1998                  1997
                                                                           ------------          ------------
     ASSETS
     ------
Current assets:
     Cash and cash equivalents..........................................   $      4,400          $     19,777
     Trade accounts receivable, net.....................................        233,574               258,791
     Product inventory..................................................         46,207                17,261
     Parts inventory....................................................         10,153                 9,405
     Other..............................................................          2,951                 2,364
                                                                           ------------          ------------
          Total current assets..........................................        297,285               307,598
                                                                           ------------          ------------
Property and equipment:
     Gas gathering, processing, storage and transmission................        952,531             1,050,676
     Oil and gas properties and equipment...............................        111,602               136,129
     Construction in progress...........................................         87,943                64,268
                                                                           ------------          ------------
                                                                              1,152,076             1,251,073
Less: Accumulated depreciation, depletion and amortization..............      (305,589)             (294,350)
                                                                           ------------          ------------
          Total property and equipment, net.............................        846,487               956,723
                                                                           ------------          ------------
Other assets:
     Gas purchase contracts (net of accumulated amortization
     of $29,978 and $27,554, respectively)..............................         41,263                43,687
     Other..............................................................         34,342                40,268
                                                                           ------------          ------------
          Total other assets............................................         75,605                83,955
                                                                           ------------          ------------
Total assets............................................................     $1,219,377            $1,348,276
                                                                           ============          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          -------------------------------------
Current liabilities:
     Accounts payable...................................................        245,315               326,696
     Accrued expenses...................................................         31,727                27,151
     Dividends payable..................................................          4,217                 4,217
                                                                           ------------          ------------
          Total current liabilities.....................................        281,259               358,064

Long-term debt..........................................................        504,881               441,357
Deferred income taxes payable, net......................................         48,021                80,743
                                                                           ------------          ------------
          Total liabilities.............................................        834,161               880,164
                                                                           ------------          ------------
Commitments and contingent liabilities..................................              -                     -
Stockholders' equity:
     Preferred Stock; 10,000,000 shares authorized:
          $2.28 cumulative preferred stock, par value $.10;
          1,400,000 shares issued ($35,000,000 aggregate
          liquidation preference).......................................            140                   140
          $2.625 cumulative convertible preferred stock, par value $.10;
          2,760,000 shares issued (138,000,000 aggregate liquidation
          preference)...................................................            276                   276
     Common stock, par value $.10; 100,000,000 shares authorized;
          32,173,009 and 32,171,453 shares issued, respectively.........          3,217                 3,217
     Treasury stock, at cost; 25,016 shares in treasury.................           (788)                 (788)
     Additional paid-in capital.........................................        397,344               397,321
     Retained (deficit) earnings........................................        (17,075)               66,999
     Accumulated other comprehensive income.............................          3,053                 2,233
     Notes receivable from key employees secured by common stock........           (951)               (1,286)
                                                                           ------------          ------------
          Total stockholders' equity....................................        385,216               468,112
                                                                           ------------          ------------
Total liabilities and stockholders' equity..............................     $1,219,377            $1,348,276
                                                                           ============          ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (000s)

                                                                                                        Year Ended December 31,
                                                                                              --------------------------------------

                                                                                                  1998         1997         1996
                                                                                              -----------  -----------  -----------
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)..........................................................................   $  (67,205)  $    1,487   $   27,941
Add income items that do not affect cash:
 Depreciation, depletion and amortization..................................................       59,346       59,248       63,207
 Deferred income taxes....................................................................       (32,722)         465       12,538
 Distributions in excess of equity income, net............................................           963        1,764        4,339
 Gain on the sale of property and equipment...............................................       (16,478)      (4,681)      (2,747)
 Loss on the impairment of property and equipment.........................................       108,447       34,615            -
 Other non-cash items, net................................................................         2,595        3,250          336
                                                                                              ----------   ----------   ----------
                                                                                                  54,946       96,148      105,614
                                                                                              ----------   ----------   ----------
Adjustments to working capital to arrive at net cash provided by (used in)
 operating activities:
 Decrease (increase) in trade accounts receivable.........................................        25,317       79,963     (134,538)
 Decrease (increase) in product inventory.................................................       (29,810)       7,480        2,115
 Increase in parts inventory..............................................................          (748)      (6,806)        (172)
 Increase in other current assets.........................................................          (587)      (1,027)         (42)
 Decrease (increase) in other assets and liabilities, net.................................           257          257         (733)
 (Decrease) increase in accounts payable..................................................       (81,381)     (59,572)     186,758
 (Decrease) increase in accrued expenses..................................................        (3,564)      (1,688)       9,264
                                                                                              ----------   ----------   ----------
   Total adjustments......................................................................       (90,516)      18,607       62,652
                                                                                              ----------   ----------   ----------
Net cash provided by (used in) operating activities.......................................       (35,570)     114,755      168,266
                                                                                              ----------   ----------   ----------
Cash flows from investing activities:
 Purchases of property and equipment, including acquisitions..............................      (104,171)    (196,293)     (74,203)
 Proceeds from the disposition of property and equipment..................................        75,286       20,034        7,656
 Contributions to unconsolidated affiliates...............................................        (1,045)      (2,608)        (352)
 Distribution from unconsolidated affiliates..............................................         3,489            -        1,500
                                                                                              ----------   ----------   ----------
Net cash used in investing activities.....................................................       (26,441)    (178,867)     (65,399)
                                                                                              ----------   ----------   ----------
Cash flows from financing activities:
 Net proceeds from issuance of common stock...............................................             -            -       96,376
 Net proceeds from exercise of common stock options.......................................            23          239           62
 Payments on long-term debt...............................................................       (15,476)     (94,643)     (12,500)
 Borrowings under revolving credit facility...............................................     3,230,400    1,894,950    1,035,377
 Payments on revolving credit facility....................................................    (3,151,400)  (1,738,450)  (1,172,877)
 Debt issue costs paid....................................................................           (44)        (847)           -
 Dividends paid...........................................................................       (16,869)     (16,864)     (15,596)
                                                                                              ----------   ----------   ----------

Net cash provided by (used in) financing activities.......................................        46,634       44,385      (69,158)
                                                                                              ----------   ----------   ----------
Net (decrease) increase in cash...........................................................       (15,377)     (19,727)      33,709
Cash and cash equivalents at beginning of year............................................        19,777       39,504        5,795
                                                                                              ----------   ----------   ----------
Cash and cash equivalents at end of year..................................................    $    4,400   $   19,777   $   39,504
                                                                                              ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (000s, except share and per share amounts)

                                                                                   Year Ended December 31,
                                                                           ----------------------------------------
                                                                               1998          1997          1996
                                                                           ------------  ------------  ------------
Revenues:
 Sale of gas.............................................................  $ 1,611,521   $ 1,657,479   $ 1,440,882
 Sale of natural gas liquids.............................................      449,696       611,969       561,581
 Processing, transportation and storage revenue..........................       44,743        40,906        44,943
 Sale of electric power..................................................           20        59,477        30,667
 Other, net..............................................................       27,586        15,429        12,936
                                                                           -----------   -----------   -----------

   Total revenues........................................................    2,133,566     2,385,260     2,091,009
                                                                           -----------   -----------   -----------

Costs and expenses:
 Product purchases.......................................................    1,914,303     2,146,430     1,844,151
 Plant operating expense.................................................       85,353        78,113        73,116
 Oil and gas exploration and production costs............................        7,996         7,714         5,056
 Depreciation, depletion and amortization................................       59,346        59,248        63,207
 Selling and administrative expense......................................       30,128        29,446        29,411
 Interest expense........................................................       33,616        27,474        34,437
 Loss on the impairment of property and equipment........................      108,447        34,615             -
                                                                           -----------   -----------   -----------

   Total costs and expenses..............................................    2,239,189     2,383,040     2,049,378
                                                                           -----------   -----------   -----------

Income (loss) before income taxes........................................     (105,623)        2,220        41,631
Provision (benefit) for income taxes:
 Current.................................................................       (5,696)          268         1,152
 Deferred................................................................      (32,722)          465        12,538
                                                                           -----------   -----------   -----------

  Total provision (benefit) for income taxes.............................      (38,418)          733        13,690
                                                                           -----------   -----------   -----------

Net income (loss)........................................................      (67,205)        1,487        27,941

Preferred stock requirements.............................................      (10,439)      (10,439)      (10,439)
                                                                           -----------   -----------   -----------

Income (loss) attributable to common stock...............................  $   (77,644)  $    (8,952)  $    17,502
                                                                           ===========   ===========   ===========

Earnings (loss) per share of common stock................................  $     (2.42)  $      (.28)  $       .66
                                                                           ===========   ===========   ===========

Weighted average shares of common stock outstanding......................   32,147,354    32,134,011    26,519,635
                                                                           ===========   ===========   ===========

Earnings (loss) per share of common stock - assuming dilution............  $     (2.42)  $      (.28)  $       .66
                                                                           ===========   ===========   ===========

Weighted average shares of common stock outstanding - assuming dilution..   32,147,354    32,137,803    26,541,565
                                                                           ===========   ===========   ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)

                                                                        Shares of
                                                Shares of                $2.625
                                                 $ 2.28                 Cumulative                              Shares
                                               Cumulative              Convertible          Shares            of Common
                                               Preferred                Preferred         of Common             Stock
                                                 Stock                    Stock             Stock            in Treasury
                                              -----------             -------------      -----------        -------------
Balance at December 31, 1995...............    1,400,000                2 ,760,000         25,769,712           25,016
Net income, 1996...........................            -                         -                  -                -
Stock options exercised....................            -                         -             14,423                -
Loans forgiven.............................            -                         -                  -                -
Common stock offering......................            -                         -          6,325,000                -
Dividends declared on common stock.........            -                         -                  -                -
Dividends declared on  $2.28 cumulative
 preferred stock...........................            -                         -                  -                -
Dividends declared on $2.625 cumulative
 convertible preferred stock...............            -                         -                  -                -
                                              -----------             -------------       -----------        -------------
Balance at December 31, 1996...............     1,400,000                2,760,000         32,109,135           25,016
Net income, 1997...........................             -                        -                  -                -
Stock options exercised....................             -                        -             37,302                -
Tax benefit related to stock options.......             -                        -                  -                -
Loans forgiven.............................             -                        -                  -                -
Dividends declared on common stock.........             -                        -                  -                -
Dividends declared on $2.28 cumulative
 preferred stock...........................             -                        -                  -                -
Dividends declared on $2.625 cumulative
 convertible preferred stock...............             -                        -                  -                -
                                               -----------             -------------       -----------        -------------
Balance at December 31, 1997...............      1,400,000               2,760,000         32,146,437            25,016
Net income 1998............................              -                       -                  -                 -
Stock options exercised....................              -                       -              1,556                 -
Loans forgiven.............................              -                       -                  -                 -
Dividends declared on common stock.........              -                       -                  -                 -
Dividends declared on $2.28 cumulative
   preferred stock.........................              -                       -                  -                 -
Dividends declared on $2.625 cumulative
  convertible preferred stock..............              -                       -                  -                 -
Translation adjustments....................              -                       -                  -                 -
                                               -----------             -------------       -----------        -------------
 Balance at December 31, 1998..............      1,400,000               2,760,000          32,147,993            25,016
                                               ===========             =============       ===========        =============

                                                                           $2.625
                                                 $2.28                   Cumulative
                                                Cumulative               Convertible
                                                Preferred                 Preferred          Common             Treasury
                                                  Stock                    Stock              Stock               Stock
                                               -----------             -------------       -----------        -------------
Balance at December 31, 1995...............       $ 140                    $  276             $2,580              $(788)
Net income, 1996...........................           -                         -                  -                  -
Stock options exercised....................           -                         -                  1                  -
Loans forgiven.............................           -                         -                  -                  -
Common stock offering......................           -                         -                632                  -
Dividends declared on common stock.........           -                         -                  -                  -
Dividends declared on $2.28 cumulative
 preferred stock...........................           -                         -                  -                  -
Dividends declared on $2.625 cumulative
 convertible preferred stock...............           -                         -                  -                  -
                                               -----------             -------------       -----------        -------------

Balance at December 31, 1996...............         140                       276              3,213               (788)
Net income, 1997...........................           -                         -                  -                  -
Stock options exercised....................           -                         -                  4                  -
Tax benefit related to stock options.......           -                         -                  -                  -
Loans forgiven.............................           -                         -                  -                  -
Dividends declared on common stock.........           -                         -                  -                  -
Dividends declared on $2.28 cumulative
 preferred stock...........................           -                         -                  -                  -
Dividends declared on $2.625 cumulative
 convertible preferred stock...............           -                         -                  -                  -
                                               -----------             -------------       -----------        -------------

Balance at December 31, 1997...............         140                       276              3,217               (788)
Net income 1998............................           -                         -                  -                  -
Stock options exercised....................           -                         -                  -                  -
Loans forgiven.............................           -                         -                  -                  -
Dividends declared on common stock.........           -                         -                  -                  -
Dividends declared on $2.28 cumulative
   preferred stock.........................           -                         -                  -                  -
Dividends declared on $2.625 cumulative
   convertible preferred stock.............           -                         -                  -                  -
Translation adjustments....................           -                         -                  -                  -
                                               -----------             -------------       -----------        -------------
 Balance at December 31, 1998..............       $ 140                    $  276             $3,217              $(788)
                                               ===========             =============       ===========        =============

                                                                              Accumulated        Notes             Total
                                                Additional      Retained         Other         Receivable         Stock-
                                                 Paid-In        (Deficit)    Comprehensive      from Key         holders'
                                                 Capital        Earnings         Income         Employees         Equity
                                               -----------    -------------    -----------    -------------   -------------
Balance at December 31, 1995...............      $301,234       $ 70,348          $  -           $(1,881)       $371,909
Net income, 1996...........................             -         27,941             -                 -          27,941
Stock options exercised....................            83              -             -               (24)             60
Loans forgiven.............................             -              -             -                92              92
Common stock offering......................        95,744              -             -                 -          96,376
Dividends declared on common stock.........             -         (5,472)            -                 -          (5,472)
Dividends declared on $2.28 cumulative
 preferred stock...........................             -         (3,194)            -                 -          (3,194)
Dividends declared on $2.625 cumulative
 convertible preferred stock...............             -         (7,245)            -                 -          (7,245)
                                               -----------    -------------    -----------    -------------   -------------
Balance at December 31, 1996...............       397,061         82,378             -            (1,813)        480,467
Net income, 1997...........................             -          1,487             -                 -           1,487
Stock options exercised....................           260              -             -               (25)            239
Tax benefit related to stock options.......             -              -         2,233                 -           2,233
Loans forgiven.............................             -              -             -               552             552
Dividends declared on common stock.........             -         (6,427)            -                 -          (6,427)
Dividends declared on $2.28 cumulative
 preferred stock...........................             -         (3,194)            -                 -          (3,194)
Dividends declared on $2.625 cumulative
 convertible preferred stock...............             -         (7,245)            -                 -          (7,245)
                                               -----------    -------------    -----------    -------------   -------------
Balance at December 31, 1997...............       397,321         66,999         2,233            (1,286)        468,112
Net income 1998............................             -        (67,205)            -                 -         (67,205)
Stock options exercised....................            23              -             -                 -              23
Loans forgiven.............................             -              -             -               335             335
Dividends declared on common stock.........             -         (6,430)            -                 -          (6,430)
Dividends declared on $2.28 cumulative
   preferred stock.........................             -         (3,194)            -                 -          (3,194)
Dividends declared on $2.625 cumulative
  convertible preferred stock..............             -         (7,245)            -                 -          (7,245)
Translation adjustments....................             -              -           820                 -             820
                                               -----------    -------------    -----------    -------------   -------------
 Balance at December 31, 1998..............      $397,344       $(17,075)       $3,053           $  (951)       $385,216
                                               ============   =============    ============   =============   =============


 The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF ORGANIZATION
-------------------------------

Western Gas Resources, Inc. (the "Company") is an independent gas gatherer and processor and energy marketer providing a full range of services to its customers from the wellhead to the delivery point. The Company designs, constructs, owns and operates natural gas gathering, processing, treating and storage facilities in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. The Company connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract natural gas liquids ("NGLs") and treats the natural gas in order to meet pipeline specifications. The Company markets gas and NGLs nationwide and in Canada, providing risk management, storage, transportation, scheduling, peaking and other services to a variety of customers. The Company owns and operates certain producing properties, primarily in Wyoming and Louisiana. The Company also explores and develops gas reserves, primarily in Wyoming, in support of its existing facilities.

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

SIGNIFICANT BUSINESS ACQUISITIONS, DISPOSITIONS AND PROJECTS

   Coal Bed Methane

The Company is expanding its Powder River Basin coal bed methane natural gas gathering system and developing its own coal seam gas reserves in Wyoming. The Company has acquired drilling rights in the vicinity of known coal bed methane production. During the years ended December 31, 1998, 1997 and 1996, the Company has expended approximately $46.7 million, $32.2 million and $6.9 million, respectively, on this project. On October 30, 1997, the Company sold a 50% undivided interest in its Powder River Basin coal bed methane gas operations. The final adjusted purchase price was $17.9 million, resulting in a pre-tax gain of $4.7 million, which was recognized in the fourth quarter of 1997.

In December 1998, the Company joined with other industry participants to form the Fort Union Gas Gathering, L.L.C., which plans to build a 106-mile, 24-inch gathering header to gather coal bed methane in the Powder River Basin in northeast Wyoming. The Company will have an approximate 13% interest and be the construction contractor and field operator of the header and a related gas treating facility. Construction is scheduled to begin in April 1999 with operations to commence on or about the end of the third quarter

                          WESTERN GAS RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of 1999. It is anticipated that the new gathering header and treating system will be project-financed, requiring a cash investment by the Company of approximately $2 million.

   Southwest Wyoming

The Company's facilities in Southwest Wyoming are comprised of the Granger facility and a 72% ownership interest in the Lincoln Road facility (collectively the "Granger Complex"). The Company began to expand its gas gathering and exploration and production activities in Southwest Wyoming during 1997. The expansion in this area is primarily intended to develop acreage to replace declines in reserves and generate additional volumes for gathering and processing at its facilities. During the years ended December 31, 1998 and 1997, the Company has expended approximately $16.0 million and $6.2 million, respectively, on this project. In February 1998, the Company sold a 50% undivided interest in a small portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities.

In 1997, the Company granted an option to an affiliate of a producer behind the
Granger Complex to purchase up to 50% of the Granger Complex.   In conjunction
with this agreement, in February 1998, the Company received a $1 million non-refundable option payment. The option to acquire an interest in these facilities expired in the fourth quarter of 1998.

   Bethel Treating Facility

In 1996 and 1997 the Pinnacle Reef trend was rapidly developing into a very active lease acquisition and exploratory play using 3-D seismic technology. The initial discoveries in the play indicated a very large potential gas development. Based on the Company's receipt of large acreage dedications in this area, the Company constructed the Bethel Treating facility for a total cost of approximately $102.8 million with a throughput capacity of 350 MMcf per day. In 1998, the production rates from the wells drilled in this field and the recoverable reserves from these properties, were far less than originally expected by the producers. As a result, in 1998, the Bethel Treating facility averaged gas throughput of approximately 61 Mmcf per day. Due to the unexpected poor drilling results and reductions in the producers' drilling budgets, the number of rigs active in this area has decreased from 18 in July 1998 to one active rig in March 1999.

In 1998, the Company completed the construction of the Bethel Treating facility in East Texas that gathers gas from the Cotton Valley Pinnacle Reef trend, for a total cost of approximately $102.8 million. Because of uncertainties related to the pace and success of third-party drilling programs, declines in volumes produced at certain wells and other conditions outside of the Company's control, the Company determined that a pre-tax, non-cash impairment charge of $77.8 million in the fourth quarter of 1998 was required.

   Edgewood

In two transactions which closed in October 1998 the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this facility, and its 50% interest in the Redman Smackover Joint Venture ("Redman Smackover"). The combined sales price was $55.8 million. The proceeds from these sales were used to repay a portion of the balances outstanding under the Revolving Credit Facility. After the accrual of certain related expenses, the Company recognized a pre-tax gain of approximately $1.6 million, during the fourth quarter of 1998.

   Perkins

In November 1997, the Company entered into an agreement to sell its Perkins facility. In March 1998, the Company completed the sale of this facility with an effective date of January 1, 1998. The sales price was $22.0 million and resulted in a pre-tax gain of approximately $14.9 million. The proceeds from this sale were used to repay a portion of the balances outstanding under the Revolving Credit Facility.

                          WESTERN GAS RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUBSEQUENT EVENTS

   Giddings

In March 1999, the Company entered into an agreement to sell its Giddings Facility for $36.0 million, which will result in an approximate pre-tax loss of $4.8 million. This agreement is subject to various approvals and is anticipated to close in the second quarter of 1999.

   Katy

In March 1999, the Company entered into an agreement to sell all of the outstanding common stock of its wholly-owned subsidiary, Western Gas Resources Storage, Inc., for $100.0 million, which will result in an approximate pre-tax loss of $18.5 million. The only asset of this subsidiary is the Katy Facility. This agreement is subject to various regulatory approvals and the satisfaction of certain contractual conditions and is anticipated to close in the second quarter of 1999. The Company has the option to sell approximately 5.4 Bcf of stored gas in the Katy Facility to the same purchaser for total sales proceeds of approximately $10.0 million (which would approximate its cost of the inventory). To meet the needs of its marketing operations, the Company will continue to contract for storage capacity. Accordingly, the Company will enter into a long-term agreement with the purchaser for 3 Bcf of storage capacity at market rates.


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

   Inventories

For the years ended December 31, 1998 and 1997, the cost of gas and NGL inventories is determined by the weighted average cost on a location-by-location basis. Prior to 1997, the cost of NGL inventories was determined by the last-in, first-out (LIFO) method, on a location-by-location basis. The change in accounting method from LIFO to weighted average cost was not material. As a result, prior year financial statements were not restated. Residue and NGL inventory covered by hedging contracts is accounted for on a specific identification basis. Product inventory includes $42.8 million and $11.9 million of gas and $3.4 million and $5.4 million of NGLs at December 31, 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, the Company recorded lower of cost or market write-downs of NGL inventories of $826,000 and $1.1 million, respectively.

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

                          WESTERN GAS RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

   Income Taxes

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined and accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."

   Foreign Currency Adjustments

During the second quarter of 1997, the Company began operating a subsidiary in Canada. The assets and liabilities associated with this subsidiary are translated into U.S. dollars at the exchange rate as of the balance sheet date and revenues and expenses at the weighted-average of exchange rates in effect during each reporting period. SFAS No. 52, "Foreign Currency Translation," requires that cumulative translation adjustments be reported as a separate component of stockholders' equity. The translation adjustment for the year
ended December 31, 1998 was $820,000.   The adjustment for the year ended
December 31, 1997 was not material.

   Revenue Recognition

Revenue for sales or services is recognized at the time the gas, NGLs or electric power is delivered or at the time the service is performed.

   Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in items of comprehensive income be reported as a separate component of stockholders' equity. The Company's cumulative translation adjustments of $820,000 for the year ended December 31, 1998 and tax benefits related to stock options of $2.2 million for the year ended December 31, 1997 are separately reported on the Consolidated Statement of Changes in Stockholders' Equity.

   Gas and NGL Hedges

Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in gas and NGL sales when the related inventory is sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, "Accounting for Futures Contracts," of firm commitments or anticipated transactions (including hedges of equity production) are recognized in gas and NGL sales, as reported on the Consolidated Statement of Operations, when the hedged physical transaction occurs. For purposes of the Consolidated Statement of Cash Flows, all hedging gains and losses are classified in net cash provided by operating activities. To the extent the Company engages in speculative transactions, they are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period.

   Impairment of Long-Lived Assets

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Company reviews its assets at the plant facility and oil and gas producing property levels. SFAS No. 121 also requires long-lived assets be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment exists, the Company

                          WESTERN GAS RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compares its net book value of the asset to the estimated fair market value or the undiscounted expected future cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the reserves supporting the facilities. If an impairment exists, write-downs of assets are based upon expected cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset. The Company has written-down property and equipment of $108.5 million and $34.6 million in accordance with SFAS No. 121 during the years ended December 31, 1998 and 1997, respectively.

   Earnings (Loss) Per Share of Common Stock

The Company follows SFAS No. 128, "Earnings per Share" ("SFAS No. 128") which requires that earnings per share and earnings per share - assuming dilution be calculated and presented on the face of the statement of operations. In accordance with SFAS No. 128, earnings (loss) per share of common stock is computed by dividing income (loss) attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings (loss) per share of common stock -assuming dilution is computed by dividing income (loss) attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income (loss) attributable to common stock is income (loss) less preferred stock dividends. The Company declared preferred stock dividends of $10.4 million for each of the years ended
December 31, 1998, 1997 and 1996, respectively.   Common stock options, which
are potential common shares, had a dilutive effect on earnings per share and increased the weighted average shares of common stock outstanding by 3,792 and 21,930 shares for the years ended December 31, 1997 and 1996, respectively.
The Common Stock options were anti-dilutive in 1998, therefore the numerator and denominator for the year ended December 31, 1998 were not adjusted. SFAS No. 128 dictates that the computation of earnings per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. As a result, the numerators and the denominators for each of the three years ended December 31, 1998 are not adjusted to reflect the Company's $2.625 Cumulative Convertible Preferred Stock outstanding. The shares are antidilutive as the incremental shares result in an increase in earnings per share, or a reduction of loss per share, after giving affect to the dividend requirements.

   Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and over-the-counter ("OTC") swaps and options. The risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across industries and geographic locations. At December 31, 1998, the Company believes it had no significant concentrations of credit risk.

   Cash and Cash Equivalents

Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

   Supplementary Cash Flow Information

Interest paid was $36.1 million, $33.1 million and $36.7 million, respectively, for the years ended December 31, 1998, 1997 and 1996. Capitalized interest associated with construction of new projects was $2.5 million, $5.1 million and $1.7 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

Income taxes paid were $0, $2.6 million and $4.2 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

   Stock Compensation

As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has complied with the pro forma disclosure requirements of SFAS No. 123 as required under the pronouncement.

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

The Company is subject to a number of risks inherent in the industry in which it operates, primarily fluctuating prices and gas supply. The Company's financial condition and results of operations will depend significantly upon the prices received for gas and NGLs. These prices are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. In addition, the Company must continually connect new wells to its gathering systems in order to maintain or increase throughput levels to offset natural declines in dedicated volumes. The number of new wells drilled will depend upon, among other factors, prices for gas and oil, the drilling budgets of third-party producers, the energy policy of the federal government and the availability of foreign oil and gas, none of which are within the Company's control.

   Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999. Under SFAS No. 133, the Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. The Company has not yet determined the impact that the adoption of SFAS No. 133 will have on its earnings or financial position.

   Reclassifications

Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 1998.

NOTE 3 - RELATED PARTIES
------------------------

The Company enters into joint ventures and partnerships in order to reduce risk, create strategic alliances and to establish itself in oil and gas producing basins in the United States. For the years ended December 31, 1998, 1997 and 1996, the Company had a 50% ownership interest in Williston Gas Company ("Williston") and Westana Gathering Company ("Westana"). In addition, for the years ended December 31, 1997 and 1996 the Company also had a 50% ownership interest in Redman Smackover. This interest was sold effective July 1, 1998.
The Company acts as operator for Williston and Westana. The Company also has a 49% interest in the Sandia Energy Resources Joint Venture ("Sandia"), which was formed in March 1996. The Company's share of equity income or loss in these ventures is reflected in Other net revenue. All transactions entered into by the Company with its related parties are consummated in the ordinary course of business.

Historically, the Company had purchased a significant portion of the production of Williston. The Company also performed various operational and administrative functions for Williston and charged a monthly overhead fee to cover such services. In August 1996, substantially all of the assets associated with Williston were sold to a third party. The Company expects that Williston will be dissolved during 1999. At December 31, 1998, the Company's investment in Williston was immaterial.

                          WESTERN GAS RESOURCES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company performs various operational and administrative functions for Westana and charges a monthly overhead fee to cover such services. The Company records receivable and payable balances at the end of each accounting period related to transactions with Westana. At December 31, 1998, the Company's investment in Westana was $26.9 million.

The Company provides substantially all of the natural gas that Sandia markets and also provides various administrative services to Sandia. In addition, the Company purchases gas from Sandia. The Company records receivable and payable balances at the end of each accounting period related to the above referenced transactions. At December 31, 1998, the Company's investment in Sandia was $546,000. Sandia will be dissolved in the first quarter of 1999.

The following table summarizes account balances reflected in the financial statements (000s):

                             As of or for the Year Ended December 31,
                             ----------------------------------------
                                 1998          1997          1996
                             ------------  ------------  ------------

Trade accounts receivable..       $ 3,794       $ 4,295       $ 5,552
                                  =======       =======       =======
Accounts payable...........         9,474         7,246        11,041
                                  =======       =======       =======
Sales of gas and NGLs......        31,319        19,504        10,592
                                  =======       =======       =======
Processing revenue.........           192           336           256
                                  =======       =======       =======
Product purchases..........        58,899        59,082        57,675
                                  =======       =======       =======
Administrative expense.....       $   483       $   421       $   419
                                  =======       =======       =======

The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan and the $5.40 Stock Option Plan (see Note 10). The Company will forgive the loan and accrued interest if the employee has been continuously employed by the Company for periods specified under the agreements and Board of Directors' resolutions. As of December 31, 1998 and 1997, loans totaling $951,000 and $1.3 million, respectively, were outstanding to certain employees under these programs. The loans are secured by a portion of the Common Stock issued upon exercise of the options and are accounted for as a reduction of stockholders' equity. During 1998 and 1997, the Board of Directors approved the forgiveness of loans to certain employees totaling approximately $335,000 and $552,000, respectively, in connection with these plans.

NOTE 4 - COMMODITY RISK MANAGEMENT
----------------------------------

Gas and NGL Hedges

The Company's commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of the Company's equity volumes of gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by the Company's operating budget. The second goal is to manage price risk related to the Company's physical gas, crude oil and NGL marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

The Company enters into futures transactions on the New York Mercantile Exchange ("NYMEX") and the Kansas City Board of Trade and through OTC swaps and options with various counterparties, consisting primarily of financial institutions and other natural gas companies. The Company conducts its standard credit review of OTC counterparties and has agreements with such parties that contain collateral requirements. The Company generally uses standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked to market daily for the credit review process. The Company's OTC credit risk exposure is partially limited by its ability to require a margin deposit from its major counterparties based upon the mark-to-market value of their net exposure. The Company is subject to margin deposit requirements under these same agreements. In addition, the Company is subject to similar margin deposit requirements for its NYMEX counterparties related to its net exposures.

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

The Company has hedged a portion of its equity volumes of gas and NGLs in 1999, particularly in the first quarter, at pricing levels approximating its 1999 operating budget. The Company's equity hedging strategy establishes a minimum and maximum price to the Company while allowing market participation between these levels. As of February 19, 1999, the Company had hedged approximately 75% of its anticipated equity gas for 1999 at a weighted average NYMEX-equivalent minimum price of $2.00 per Mcf, including approximately 80% of first quarter anticipated equity volumes at a weighted average NYMEX-equivalent minimum price of $2.00 per Mcf. Additionally, the Company has hedged approximately 75% of its anticipated equity NGLs for 1999 at a weighted average composite Mont Belvieu and West Texas Intermediate Crude-equivalent minimum price of $.23 per gallon.

At December 31, 1998, the Company had $1.1 million of losses deferred in inventory that will be recognized primarily during the first quarter of 1999 and are expected to be offset by margins from the Company's related forward fixed price hedges and physical sales. At December 31, 1998, the Company had unrecognized net gains of $3.8 million related to financial instruments that are expected to be offset by corresponding unrecognized net losses from the Company's obligations to sell physical quantities of gas and NGLs.

The Company enters into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. The Company's policies contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from such speculative activities for the years ended December 31, 1998 and 1997 were not material.

Natural Gas Derivative Market Risk

As of December 31, 1998, the Company held a notional quantity of approximately 370 Bcf of natural gas futures, swaps and options extending from January 1999 to December 2000 with a weighted average duration of approximately four months. This was comprised of approximately 178 Bcf of long positions and 192 Bcf of short positions in such instruments. As of December 31, 1997, the Company held a notional quantity of approximately 480 Bcf of natural gas futures, swaps and options extending from January 1998 to December 1999 with a weighted average duration of approximately four months. This was comprised of approximately 230 Bcf of long positions and 250 Bcf of short positions in such instruments.

Crude Oil and NGL Derivative Market Risk

As of December 31, 1998, the Company held a notional quantity of approximately 177 million gallons of NGL futures, swaps and options extending from January 1999 to December 1999 with a weighted average duration of approximately six months. This was comprised of approximately 129 million gallons of long positions and 48 million gallons of short positions in such instruments. As

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of December 31, 1997, the Company held a notional quantity of approximately 148 million gallons of NGL futures, swaps and options extending from January 1998 to December 1998 with a weighted average duration of approximately five months. This was comprised of approximately 93 million gallons of long positions and 55 million gallons of short positions in such instruments.

As of December 31, 1998, the Company had sold 90,000 barrels per month of NYMEX crude swaps for 1999 at an average price of $13.10 per barrel. In addition, the Company had purchased 90,000 barrels per month of $15.00 per barrel NYMEX calls for July 1999 through December 1999 settlement. The Company held no crude oil futures, swaps or options for settlement beyond 1999.

As of December 31, 1998, the Company had purchased 200,000 barrels per month of OPIS Mt. Belvieu monthly average settlement $0.210 per gallon puts to hedge a portion of the Company's equity production of propane and butanes for 1999.

As of December 31, 1998, the Company had purchased 50,000 barrels per month of OPIS Mt. Belvieu monthly average settlement $0.155 per gallon of purity ethane puts to hedge a portion of the Company's equity production of ethane for 1999.

As of December 31, 1998, the Company held no NGL futures, swaps or options for settlement beyond 1999.

As of December 31, 1998, the estimated fair value of the aforementioned crude oil and NGL options held by the Company was approximately $315,000.

NOTE 5 - DEBT
-------------

The following summarizes the Company's consolidated debt at the dates indicated
(000s):

                                              December 31,
                                           ------------------
                                             1998      1997
                                           --------  --------
Master shelf and senior notes............  $269,381  $284,857
Variable rate revolving credit facility..   235,500   156,500
                                           --------  --------
 Total long-term debt....................  $504,881  $441,357
                                           ========  ========

   Revolving Credit Facility. The Company's variable rate Revolving Credit Facility was restated and amended in May 1997. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $300 million, $235.5 million of which was outstanding at December 31, 1998. The interest rate payable on the facility at December 31, 1998 was 6.2%. The Company has reached an agreement with the agent bank on a term sheet for a restated facility which will reflect the following changes. The restated Revolving Credit Facility is with a syndicate of banks and will provide for an aggregate borrowing commitment of $300 million consisting of a $100 million 364-day Revolving Credit Facility ("Tranche A") and a five year $200 million Revolving Credit Facility ("Tranche B"). The Revolving Credit Facility will bear interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent bank's prime rate. The Company will have the option to determine which rate will be used. The Company also will pay a facility fee on the commitment. The interest rate spreads and facility fee will be adjusted based on the Company's debt to capitalization ratio and will range from .75% to 2.00%. Pursuant to the Revolving Credit Facility, the Company will be required to maintain a debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% beginning September 30, 1999 through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a ratio of EBITDA to interest and dividends on preferred stock as of the end of any fiscal quarter of not less than 1.35 to 1.0 beginning June 30, 1999 increasing to 3.25 to 1.0 by December 31, 2002. Tranche A and Tranche B will be reduced on a pro rata basis to a total of $250 million by September 30, 1999. The Revolving Credit Facility is guaranteed and will be secured via a pledge of the stock of the Company's significant subsidiaries. Documentation reflecting this agreement is expected to be completed on or about the end of the first quarter of 1999. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense, and it intends to continue such practice.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf agreement (as amended and restated, the "Master Shelf") with The Prudential Insurance Company of America ("Prudential"). Amounts outstanding under the Master Shelf agreement at December 31, 1998 are as indicated in the following table (000s):

                                Interest  Final
   Issue Date           Amount    Rate    Maturity           Principal Payments Due
-------------------    --------  -----  ------------------  -----------------------------------------------
October 27, 1992       $ 16,667  7.51%  October 27, 2000    $8,333 on each of October 27, 1999 through 2000
October 27, 1992         25,000  7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993       25,000  6.77%  September 22, 2003  single payment at maturity
December 27, 1993        25,000  7.23%  December 27, 2003   single payment at maturity
October 27, 1994         25,000  9.05%  October 27, 2001    single payment at maturity
October 27, 1994         25,000  9.24%  October 27, 2004    single payment at maturity
July 28, 1995            50,000  7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                       --------
                       $191,667
                       ========

In March 1999, the Company reached an agreement on an amendment with Prudential which will be effective as of January 1999 with the following provisions. The Company will be required to maintain a current ratio (as defined therein) of at least 1.0 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, and a debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter. A senior debt to capitalization ratio will be implemented, if and when, the Company issues subordinated debt. This amendment also requires an EBITDA to interest ratio of not less than 1.75 to 1.0 beginning March 31, 1999 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002. Documentation reflecting this amendment is expected to be completed on or about the end of the first quarter of 1999. In addition, under the existing agreement, the Company is prohibited from declaring or paying dividends that in the aggregate exceed the sum of $50 million plus 50% of consolidated net income earned after June 30, 1995 (or minus 100% of a net loss), plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At December 31, 1998, $51.5 million was available under this limitation. This amount is expected to be reduced by approximately $ 14.9 million as a result of the after-tax losses recognized on the sales of the Giddings and Katy facilities. The Company presently intends to finance the $8.3 million payment due on October 27, 1999 with amounts available under the Revolving Credit Facility. The Master Shelf Agreement is guaranteed and will be secured via a pledge of the stock of the Company's significant subsidiaries.

     1995 Senior Notes. In 1995, the Company sold $42 million of Senior Notes (the "1995 Senior Notes") to a group of insurance companies with an interest rate of 8.16% per annum. In February 1999, the Company offered to prepay the 1995 Senior Notes at par. Note holders representing $15 million of the principal amount outstanding on the 1995 Senior Notes accepted the Company's offer and were paid in full in March 1999. These payments were financed by the Bridge Loan and by amounts available under the Revolving Credit Facility. The remaining principal amount outstanding of $27 million is due in a single payment in December 2005. The 1995 Senior Notes are guaranteed and will be secured via a pledge of the stock of the Company's significant subsidaries. The Company has reached an agreement with the Note holders which provides for modification of certain financial covenants on terms that will be no more restrictive than those contained in the Master Shelf. Documentation reflecting this agreement is expected to be completed on or about the end of the first quarter of 1999.

Effective January 1, 1999, the Company will pay an annual fee of no more than
 .65% on the amounts outstanding on the Master Shelf and the 1995 Senior Notes. This fee will continue until the Company has received an implied investment grade rating on its senior secured debt.

     1993 Senior Notes. In 1993, the Company sold $50 million of 7.65% Senior Notes (the "1993 Senior Notes") to a group of insurance companies. Scheduled annual principal payments of $7.1 million on the 1993 Senior Notes were made on April 30 of 1997 and 1998. In February 1999, the Company offered to prepay the 1993 Senior Notes at par. Note holders representing approximately $33.5 million of the total principal amount outstanding of $35.6 million accepted the Company's offer and were paid in full in February 1999. These payments were

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


financed by a $37 million Bridge Loan. The Company intends to pay the remaining outstanding principal of $2.1 million in the second quarter of 1999 with amounts available under the Revolving Credit Facility.

     Bridge Loan. In February 1999, in order to finance prepayments at par of amounts outstanding on the 1993 and 1995 Senior Notes, the Company entered into a Bridge Loan agreement in the amount of $37 million with its agent bank (the "Bridge Loan"). The Bridge Loan bears interest at certain spreads over the Eurodollar rate ranging from 1.75% at date of issuance to 2.75% at maturity. The Bridge Loan may be prepaid in whole or in part at any time and matures on October 31, 1999. The Company presently intends to finance the payment of the Bridge Loan with amounts available under the Revolving Credit Facility, proceeds from the sale of assets or proceeds from the issuance of public debt.

     Covenant Compliance. At December 31, 1998, the Company was in compliance with all covenants in its loan agreements. Taking into account all the covenants contained in these agreements, the Company had approximately $64.5 million of available borrowing capacity at December 31, 1998. In March 1999, the Company successfully completed negotiations with its lenders for amendments to its various financing facilities providing for financial flexibility and covenant modifications. These amendments were needed given the depressed commodity pricing experienced by the industry in general and the disappointing results the Company has experienced at its Bethel Treating facility. There can be no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to the Company. To strengthen credit ratings and to reduce its overall debt outstanding, the Company will continue to dispose of non-strategic assets (such as the Giddings and Katy facilities) and investigate alternative financing sources (including the issuance of public debt, project- financing, joint ventures and operating leases).

Approximate future maturities of long-term debt at the date indicated, which do not reflect the payments made in the first quarter of 1999, are as follows at December 31, 1998 (000s):

     1999....................................     $ 15,476
     2000....................................       15,477
     2001....................................       40,476
     2002....................................      250,976
     2003....................................       75,476
     Thereafter..............................      107,000
                                                  --------
       Total.................................     $504,881
                                                  ========

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

                               December 31, 1998    December 31, 1997
                               ------------------   ------------------
                               Carrying    Fair     Carrying    Fair
                                Value     Value      Value      Value
                               --------  --------   --------  --------
                                     (000s)               (000s)
  Cash and cash equivalents..  $  4,400  $  4,400   $ 19,777  $ 19,777
  Trade accounts receivable..   233,574   233,574    258,791   258,170
  Accounts payable...........   245,315   245,315    326,696   326,696
  Long-term debt.............   504,881   503,001    441,357   447,843
  Risk management contracts..  $      -  $  2,281   $      -  $ (2,189)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash and cash equivalents, trade accounts receivable and accounts payable

Due to the short-term nature of these instruments, the carrying value approximates the fair value.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

NOTE 7 - INCOME TAXES
---------------------

The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 is comprised of (000s):

                                          1998     1997    1996
                                        ---------  -----  -------
Current:
  Federal.............................  $ (5,696)  $ 268  $ 1,152
  State...............................         -       -        -
                                        --------   -----  -------
  Total Current.......................    (5,696)    268    1,152
                                        --------   -----  -------
Deferred:
  Federal.............................   (31,272)    448   12,071
  State...............................    (1,450)     17      467
                                        --------   -----  -------
  Total Deferred......................   (32,722)    465   12,538
                                        --------   -----  -------
       Total tax provision (benefit)..  $(38,418)  $ 733  $13,690
                                        ========   =====  =======

Temporary differences and carryforwards which give rise to the deferred tax liabilities (assets) at December 31, 1998 and 1997 are as follows (000s):

                                                                   1998       1997
                                                                 --------   --------
Property and equipment.........................................  $133,054   $158,258
Differences between the book and tax basis of acquired assets..    14,386     15,334
                                                                 --------   --------
 Total deferred income tax liabilities.........................   147,440    173,592
                                                                 --------   --------

Alternative Minimum Tax ("AMT") credit carryforwards...........   (21,128)   (26,849)
Net Operating Loss ("NOL") carryforwards.......................   (78,291)   (66,000)
                                                                 --------   --------
 Total deferred income tax assets..............................   (99,419)   (92,849)
                                                                 --------   --------
 Net deferred income taxes.....................................  $ 48,021   $ 80,743
                                                                 ========   ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The differences between the provision (benefit) for income taxes at the statutory rate and the actual provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (000s):

                                                   1998       %     1997     %      1996      %
                                                 --------   ----   -----   -----  -------   -----
Income tax (benefit) at statutory rate.........  $(36,968)  35.0   $ 777   35.0   $14,570   35.0
State income taxes, net of federal benefit.....    (1,450)   1.4      31    1.4       562    1.4
Permanent differences on asset write-downs.....         -      -       -      -         -      -
Reduction of deferred income taxes to reflect
 adjustment in acquired NOL carryforward.......         -      -       -      -      (900)  (2.2)
Adjustment to prior year income taxes..........         -      -       -      -      (383)   (.9)
Other..........................................         -      -     (75)  (3.4)     (159)   (.4)
                                                 --------   ----   -----   ----   -------   ----
 Total.........................................  $(38,418)  36.4   $ 733   33.0   $13,690   32.9
                                                 ========   ====   =====   ====   =======   ====

At December 31, 1998 the Company had NOL carryforwards for Federal and State income tax purposes and AMT credit carryforwards for Federal income tax purposes of approximately $215.4 million and $21.1 million, respectively. These carryforwards expire as follows (000s):

          Expiration Dates                    NOL          AMT
          ---------------------------      --------      -------
          2003.......................      $    170      $     -
          2004.......................           413            -
          2005.......................           943            -
          2006.......................           478            -
          2007.......................             -            -
          2008.......................        12,179            -
          2009.......................        56,308            -
          2010.......................        59,857            -
          2011.......................        16,221            -
          2012.......................        39,033            -
          2018.......................        29,807            -
          No expiration..............             -       21,128
                                           --------      -------
               Total.................      $215,409      $21,128
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

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

     JN Exploration and Production Litigation

JN Exploration and Production ("JN") is a producer of oil and natural gas that sold unprocessed natural gas to the Company on a percentage-of-proceeds basis. The Company processed the natural gas at its Teddy Roosevelt Plant, which is no longer in operation. In JN Exploration and Production v. Western Gas Resources, Inc. United States District Court for the District of North Dakota, Southwestern Division, Civil Action Nos. A1-93-53 and 903-CV-60, JN sued the Company, alleging that JN was entitled to a portion of a $15 million amendment fee the Company received in the years 1987 through 1989 from Williston Basin Interstate Pipeline Company ("WBI"), which had an agreement with the Company to purchase natural gas. On April 15, 1996, the Court issued a Memorandum and Order granting JN's summary judgment motion on the issue of liability. On July 11, 1996, the Court issued a Memorandum and Order setting forth the manner in which damages were to be calculated. On September 17, 1996, the Court entered a final judgment against the Company in the amount of $421,000 (including pre-judgment interest). The Company appealed the decision to the Eighth Circuit Court of Appeals. On September 1, 1998 the Court of Appeals reversed the summary judgment entered for JN on an unjust enrichment theory and remanded the case to the trial court for a determination on JN's contract claims. This case

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


has now been settled for an immaterial amount and will be dismissed with prejudice. The Company believes that it has meritorious defenses to the remanded claim and will vigorously defend such claims. At the present time, it is not possible to predict the outcome of this litigation or any other producer litigation that might raise similar issues or to estimate the amount of potential damages.

     Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court,
     District of Colorado, Civil Action No. 97-WM-1332

Berco Resources, Inc. ("Berco") is an independent producer and marketer of natural gas and alleges it owns or has the right to produce and sell natural gas in the Temple/Tioga Area in North Dakota. Berco alleges that Amerada Hess engaged in unlawful monopolization under Section 2 of the Sherman Act and
Section 7 of the Clayton Act by acquiring natural gas gathering and producing facilities owned by Western Gas. Berco alleges that the Company and Amerada Hess have conspired, through the purchase and sale of the Company's facilities in the Temple/Tioga Area, to create a monopoly affecting an appreciable amount of interstate commerce in violation of Sections 1 and 2 of the Sherman Act. Berco seeks an award against Amerada Hess and the Company of threefold the amount of damages actually sustained by Berco, in an amount to be determined at trial, and/or divestiture of the Company assets acquired by Amerada Hess, for an order against the Company and Amerada Hess restraining and enjoining them from violating the antitrust laws, and for costs, attorney fees and interest. The Company believes that it has meritorious defenses to the claims and will vigorously defend such claims. At the present time it is not possible to predict the outcome of this litigation to estimate the amount of potential damages.

     Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of the Company's tax returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such tax returns that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, the Company would incur an interest charge as a result of such adjustments. The Company currently is protesting certain of these proposed adjustments. In the opinion of management, any proposed adjustments for the additional income taxes and interest that may result would not be material. However, it is reasonably possible that the ultimate resolution could result in an amount which differs materially from management's estimates.

     Other

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - BUSINESS SEGMENTS AND RELATED INFORMATION
--------------------------------------------------

The Company operates in four principal business segments, as follows: Gas Gathering and Processing, Producing Properties, Marketing and Transmission, and these segments are separately monitored by management for performance against its internal forecast and are consistent with the Company's internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

The Gas Gathering and Processing segment connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract NGLs and treats the natural gas in order to meet pipeline specifications. The residue gas and NGLs extracted at the processing facilities are sold by the Marketing segment.

The activities of the Producing Properties segment includes the exploration and development of certain oil and gas producing properties in basins where the Company's facilities are located. The majority of the gas and oil produced from these properties is sold by the Marketing segment.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Marketing segment buys and sells gas and NGLs nationwide and in Canada, providing storage, transportation, scheduling, peaking and other services to a variety of customers. In addition, this segment also markets gas and NGLs produced by the Company's facilities. The operations associated with the Company's Katy Facility are included in the Marketing segment as are the Company's Canadian marketing operations (which is immaterial for separate presentation).

The Transmission segment reflects the operations of the Company's MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

The following table sets forth the Company's segment information as of and for the years ended December 31, 1998, 1997 and 1996 (in 000s). Due to the Company's integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.

                                             Gas
                                          Gathering
                                             and       Producing                Trans-              Eliminating
                                          Processing  Properties   Marketing   mission   Corporate    Entries      Total
                                          ----------  -----------  ----------  --------  ----------  ----------    ------
Year ended December 31, 1998
Revenues from unaffiliated customers....    $ 38,613   $   1,979   $2,067,561  $ 4,956     $ 1,091   $     709     $2,114,909
Interest income.........................           1           -           45        -      29,531     (28,486)         1,091
Other, net..............................      16,759         703          120      (16)          -           -         17,566
Intersegment sales......................     425,895      24,878       81,384   12,365           -    (544,522)             -
                                            --------   ---------   ----------  -------     -------   ---------     ----------
Total revenues..........................     481,268      27,560    2,149,110   17,305      30,622    (572,299)     2,133,566
Product purchases.......................     330,369       1,368    2,126,621        -      (3,386)   (540,669)     1,914,303
Plant operating expense.................      65,318       2,437        6,999   11,167       2,694      (3,262)        85,353
Oil and gas exploration
and production expense.................           -        7,466          155        -         233         142          7,996
                                            --------   ---------   ----------  -------     -------   ---------     ----------
Operating profit........................    $ 85,581   $  16,289   $   15,335  $ 6,138     $31,081   $ (28,510)       125,914
                                            ========   =========   ==========  =======     =======   =========     ==========

Depreciation, depletion and amortization                                                                               59,346
Interest expense........................                                                                               33,616
Loss on the impairment of property and
 equipment..............................                                                                              108,447
Selling and administrative expense......                                                                               30,128
                                                                                                                   ----------
Income (loss) before income taxes.......                                                                           $ (105,623)
                                                                                                                   ==========

Identifiable assets.....................    $577,782   $  89,191   $  118,661  $63,946     $17,780   $       -     $  867,360
                                            ========   =========   ==========  =======     =======   =========     ==========


Year ended December 31, 1997
Revenues from unaffiliated customers....    $ 33,180   $  1,189    $2,333,064 $ 5,457       $   780   $   3,871    $2,377,541
Interest income.........................          18          -           114       -        17,556     (16,460)        1,228
Other, net..............................       1,094      4,727           132       -           538          -          6,491
Intersegment sales......................     522,783     34,123        51,411   7,419             -    (615,736)            -
                                            --------   --------   ----------- -------      --------    ---------    ---------
Total revenues..........................     557,075     40,039     2,384,721  12,876        18,874    (628,325)    2,385,260
Product purchases.......................     399,651      1,238     2,352,107   4,409        (2,558)   (608,417)    2,146,430
Plant operating expense.................      63,749      2,912         6,597   6,394         1,814      (3,353)       78,113
Oil and gas exploration
and production expense.................            7      7,634           106       -             3         (36)        7,714
                                            --------   --------   ----------- -------      --------- ----------   -----------
Operating profit........................    $ 93,668   $ 28,255    $   25,911 $ 2,073      $ 19,615  $  (16,519)   $  153,003
                                            ========   ========   =========== =======      ========= ==========   ===========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                             Gas
                                          Gathering
                                             and      Producing                   Trans-                Eliminating
                                          Processing  Properties     Marketing   mission   Corporate      Entries      Total
                                          ----------  ----------    ----------   --------  ---------     ---------   ----------
Year Ended December 31, 1997, cont.
Depreciation, depletion and amortization                                                                                $59,248
Interest expense........................                                                                                 27,474
Loss on the impairment of property and
 equipment..............................                                                                                 34,615
Selling and administrative expense......                                                                                 29,446
                                                                                                                     ----------
Income (loss) before income taxes.......                                                                             $    2,220
                                                                                                                     ==========

Identifiable assets.....................    $698,899    $104,744    $  121,305   $48,541     $13,723     $       -   $  987,212
                                            ========    ========    ==========   =======     =======     =========   ==========

Year ended December 31, 1996
Revenues from unaffiliated customers....    $ 45,828    $    764    $2,032,696   $ 5,187     $(2,785)    $   1,106   $2,082,796
Interest income.........................           -           -             -         -      14,316       (13,663)         653
Other, net..............................       2,748       2,807           106        (6)      1,905             -        7,560
Intersegment sales......................     506,356      33,041        38,377     6,249           -      (584,023)           -
                                            --------    --------    ----------   -------     -------     ---------   ----------
Total revenues..........................     554,932      36,612     2,071,179    11,430      13,436      (596,580)   2,091,009
Product purchases.......................     390,890         334     2,033,190     4,551      (5,948)     (578,866)   1,844,151
Plant operating expense.................      63,980       2,774         7,238     4,266       1,539        (6,681)      73,116
Oil and gas exploration
 and production expense.................           -       4,440           133         -           -           483        5,056
                                            --------    --------    ----------   -------     -------     ---------   ----------
Operating profit........................    $100,062    $ 29,064    $   30,618   $ 2,613     $17,845     $ (11,516)     168,686
                                            ========    ========    ==========   =======     =======     =========   ==========

Depreciation, depletion and amortization                                                                                 63,207
Interest expense                                                                                                         34,437
Loss on the impairment of property and
 equipment..............................                                                                                      -
Selling and administrative expense......                                                                                 29,411
                                                                                                                     ----------
Income (loss) before income taxes.......                                                                             $   41,631
                                                                                                                     ==========

Identifiable assets.....................    $598,453    $119,132    $  121,978   $36,110     $14,019     $       -   $  889,692
                                            ========    ========    ==========   =======     =======     =========   ==========


NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

 Profit Sharing Plan

A discretionary profit sharing plan (a defined contribution plan) exists for all Company employees meeting certain service requirements. The Company may make annual discretionary contributions to the plan as determined by the Board of Directors and

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


provides for a match of 50% of employee contributions on the first 4% of employee compensation contributed. Contributions are made to common/collective trusts for which Fidelity Management Trust Company acts as trustee. The discretionary contributions made by the Company were $1.9 million, $1.9 million and $1.7 million, for the years ended December 31, 1998, 1997 and 1996, respectively. The matching contributions were $668,000, $310,000 and $256,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 Key Employees' Incentive Stock Option Plan and Non-Employee Director Stock Option Plan

Effective April 1987, the Board of Directors of the Company adopted a Key Employees' Incentive Stock Option Plan ("Key Employee Plan") and a Non-Employee Director Stock Option Plan ("Directors' Plan") that authorize the granting of options to purchase 250,000 and 20,000 shares of the Company's Common Stock, respectively. Under the plans, each of these options became exercisable as to 25% of the shares covered by it on the later of January 1, 1992 or one year from the date of grant, subject to the continuation of the optionee's relationship with the Company, and became exercisable as to an additional 25% of the covered shares on the later of each subsequent January 1 through 1995 or on each subsequent date of grant anniversary, subject to the same condition. Each of these plans will terminate on the earlier of February 6, 2000 or the date on which all options granted under each of the plans have been exercised in full. The Company has entered into agreements committing the Company to loan certain employees an amount sufficient to exercise their options as each portion of their options vests. The Company will forgive such loans and associated accrued interest if the employee has been continuously employed by the Company for four years after the date of each loan increment. In January 1999, the Board of Directors voted to extend the maturity for all such loans for officers still employed in January 1999, until January 2001. During 1996, under the terms of a severance agreement, the Company extended the maturity date of one former
officer's loans to December 31, 2000.   In addition, under the terms of a
severance agreement, the loans of a former officer are being forgiven over the life of the original loan forgiveness schedule. As of December 31, 1998 and 1997, loans related to 81,250 and 112,500 shares of Common Stock, respectively, totaling $870,000 and $1.2 million, respectively, were outstanding under these terms.

 1993 and 1997 Stock Option Plans

The 1993 Stock Option Plan ("1993 Plan") became effective on May 24, 1993 and the 1997 Stock Option Plan ("1997 Plan") became effective on May 21, 1997 after approvals by the Company's stockholders. Each plan is intended to be an incentive stock option plan in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The Company has reserved 1,000,000 shares of Common Stock for issuance upon exercise of options under each of the 1993 Plan and the 1997 Plan. The 1993 Plan and the 1997 Plan will terminate on the earlier of March 21, 2003 and May 21, 2007, respectively, or the date on which all options granted under each of the plans have been exercised in full.

Under both of the plans, the Board of Directors of the Company determines and designates from time to time those employees of the Company to whom options are to be granted. If any option terminates or expires prior to being exercised, the shares relating to such option are released and may be subject to reissuance pursuant to a new option. The Board of Directors has the right to, among other things, fix the price, terms and conditions for the grant or exercise of any option. The purchase price of the stock under each option shall be the fair market value of the stock at the time such option is granted. Under the 1993 Plan, options granted vest 20% each year on the anniversary of the date of grant commencing with the first anniversary. Under the 1997 Plan, the Board of Directors has the authority to set the vesting schedule from 20% per year to 33 1/3% per year. Under both plans, the employee must exercise the option within five years of the date each portion vests.

 $5.40 Stock Option Plan

In April 1987 and amended in February 1994, the Partnership adopted an employee option plan ("$5.40 Plan") that authorized granting options to employees to purchase 483,000 common units in the Partnership. Pursuant to the Restructuring, the Company assumed the Partnership's obligation under the employee option plan. The plan was amended upon the Restructuring to allow each holder of existing options to exercise such options and acquire one share of Common Stock for each common unit they were originally entitled to purchase.
The exercise price and all other terms and conditions for the exercise of such options issued under the amended plan were the same as under the plan, except that the Restructuring accelerated the time upon which certain options may be exercised. All options under the plan were either exercised or forfeited on or before May 31, 1997. The Company has entered into agreements committing the Company to loan to certain employees an amount sufficient to exercise their

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


options, provided that the Company will not loan in excess of 25% of the total amount available to the employee in any one year. In accordance with the agreements, the Company forgave the majority of such loans and associated accrued interest on July 2, 1997. Under the terms of a severance agreement, the Company extended the maturity date of one former officer's loans to December 31, 2000. As of December 31, 1998 and 1997, loans related to 15,000 shares of Common Stock in each year, respectively, totaling $81,000, were outstanding under these terms.

The following table summarizes the number of stock options exercisable and available for grant under the Company's benefit plans:

                                          Key Employee   Directors'
                              $5.40 Plan      Plan         Plan      1993 Plan  1997 Plan
                              ----------  ------------   ---------   ---------  ---------
EXERCISABLE:
 December 31, 1996.......         33,148        56,250      11,000     288,438          -
 December 31, 1997.......              -        75,000      12,250     448,171          -
 December 31, 1998.......              -        75,000      13,500     562,138     26,250

AVAILABLE FOR GRANT:
 December 31, 1996.......              -        31,250       1,250       4,734          -
 December 31, 1997.......              -        31,250       1,250       9,382    828,900
 December 31, 1998.......              -        31,250       1,250      96,609    763,400

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes the stock option activity under the Company's benefit plans:

                               Per Share                              Number of Shares
                                                -------------------------------------------------------------
                                 Price                       Key Employee   Directors'
                                 Range          $5.40 Plan        Plan         Plan     1993 Plan   1997 Plan
                            ---------------     ----------   ------------   ---------   ---------   ---------
Balance 12/31/95........                            47,571         75,000      13,500     688,061           -
 Granted................    $13.88 - $18.63              -              -           -     351,733           -
 Exercised..............               5.40        (14,423)             -           -           -           -
 Forfeited or canceled..      13.25 - 35.00              -              -           -     (46,591)          -
                                                  --------   ------------   ---------    --------   ---------
Balance 12/31/96........                            33,148         75,000      13,500     993,203           -
 Granted................      17.75 - 24.00              -              -           -      64,654     171,100
 Exercised..............       5.40 - 23.50        (32,077)             -           -      (5,225)          -
 Forfeited or canceled..       5.40 - 34.13         (1,071)             -           -     (69,302)          -
                                                  --------   ------------   ---------    --------   ---------
Balance 12/31/97........                                 -         75,000      13,500     983,330     171,100
 Granted................              19.28              -              -           -      40,511     106,500
 Exercised..............              15.83              -              -           -      (1,556)          -
 Forfeited or canceled..    $19.19 - $21.78              -              -           -    (129,809)    (41,000)
                                                  --------   ------------   ---------    --------   ---------
Balance 12/31/98........                                 -         75,000      13,500     892,476     236,600
                                                  ========   ============   =========    ========   =========

The following table summarizes the weighted average option exercise price information under the Company's benefit plans:

                                           Key Employee   Directors'
                             $5.40 Plan        Plan          Plan       1993 Plan  1997 Plan
                             ----------    ------------   ----------    ---------  ---------
Balance 12/31/95.........    $     5.40    $      30.23       $14.13       $25.11          -
  Granted................             -               -            -        14.63          -
  Exercised..............          5.40               -            -            -          -
  Forfeited or canceled..             -               -            -        27.05          -
                             ----------    ------------   ----------    ---------  ---------
Balance 12/31/96.........          5.40           30.23        14.13        21.31          -
  Granted................             -               -            -        19.71      19.63
  Exercised..............          5.40               -            -        16.91          -
  Forfeited or canceled..          5.40               -            -        25.54          -
                             ----------    ------------   ----------    ---------  ---------
Balance 12/31/97.........             -           30.23        14.13        20.93      19.63
  Granted................             -               -            -        19.28      11.69
  Exercised..............             -               -            -        14.78          -
  Forfeited or canceled..             -               -            -        21.97      19.16
                             ----------    ------------   ----------    ---------  ---------
Balance 12/31/98.........    $        -    $      30.23       $14.13       $20.71     $16.15

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SFAS No. 123 encourages companies to record compensation expense for stock-based compensation plans at fair value. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for such plans as prescribed by APB No. 25. SFAS No. 123 requires pro forma disclosures for each year a statement of operations is presented. Such information was only calculated for the options granted under the 1993 Plan and the 1997 Plan as there were no grants under any other plans. The weighted average fair value of options granted under the 1993 Plan of $0.37, $10.54 and $10.18 for the years ended December 31, 1998, 1997 and 1996, respectively, and the weighted average fair value of options granted under the 1997 Plan of $1.00 and $12.66 for the years ended December 31, 1998 and 1997, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                       1993 Plan                   1997 Plan
                                  --------------------------  -----------------
                                   1998      1997      1996    1998      1997
                                  ------   -------    ------  ------    -------
Risk-free interest rate.........    5.3%       6.1%    6.35%    5.3%        6.1%
Expected life (in years)........      5          6        7       6          10
Expected volatility.............     45%        42%      37%     45%         42%
Expected dividends (quarterly)..  $ .05      $ .05    $ .05   $ .05       $ .05

Had compensation expense for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been determined consistent with the fair value method under SFAS No. 123, the Company's net income (loss), income (loss) attributable to common stock, earnings (loss) per share of common stock and earnings (loss) per share of common stock - assuming dilution would approximate the pro forma amounts below (000s, except per share amounts):

                                                 1998                       1997                     1996
                                       -----------------------   ------------------------  ----------------------
                                       As Reported   Pro forma   As Reported   Pro forma   As Reported  Pro forma
                                       ------------  ---------   ------------  ----------  -----------  ---------
Net income (loss)....................     $(67,205)   $(67,997)      $ 1,487     $   941       $27,941    $27,891
Net income (loss) attributable to
 common stock........................      (77,644)    (78,436)       (8,952)     (9,498)       17,502     17,452
Earnings (loss) per share of common
 stock...............................        (2.42)      (2.44)         (.28)       (.30)          .66        .66
Earnings (loss) per share of common
 stock  - assuming dilution..........     $  (2.42)   $  (2.44)      $  (.28)    $  (.30)      $   .66    $   .66

The 1993 Plan dictates that the options granted vest 20% each year on the anniversary of the date of grant commencing with the first anniversary. The Board of Directors has the authority to set the vesting schedule from 20% per year to 33 1/3% per year for the 1997 Plan. All options granted in 1997 will vest at the rate of 20% per year. As a result, no compensation expense, as defined under SFAS No. 123, is recognized in the year options are granted. In addition, the fair market value of the options at grant date is amortized over this vesting period for purposes of calculating compensation expense.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
----------------------------------------------------------------------
(UNAUDITED):
------------

 Costs

The following tables set forth capitalized costs at December 31, 1998, 1997 and 1996 and costs incurred for oil and gas producing activities for the years ended December 31, 1998, 1997 and 1996 (000s):

                                                                     1998      1997       1996
                                                                   --------  --------   --------
Capitalized costs:
 Proved properties...............................................  $110,090  $134,102   $140,871
 Unproved properties.............................................    33,255    18,464      8,064
                                                                   --------  --------   --------
Total............................................................   143,345   152,566    148,935
 Less accumulated depletion......................................   (58,994)  (61,766)   (58,548)
                                                                   --------  --------   --------
Net capitalized costs............................................  $ 84,351  $ 90,800   $ 90,387
                                                                   ========  ========   ========
The Company's share of Redman Smackover's net capitalized costs..  $      -  $  3,845   $  4,385
                                                                   ========  ========   ========

Costs incurred:
Acquisition of properties
 Proved..........................................................  $  2,174  $  7,499   $    242
 Unproved........................................................    22,633    10,457        909
Development costs................................................    23,208    13,134      3,893
Exploration costs................................................     4,177     1,322      2,581
                                                                   --------  --------   --------
Total costs incurred.............................................  $ 52,192  $ 32,412   $  7,625
                                                                   ========  ========   ========
The Company's share of Redman Smackover's costs incurred.........  $     72  $    236   $      8
                                                                   ========  ========   ========

   Results of Operations

The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended December 31, 1998, 1997 and 1996 are as follows (000s):

                                                          1998       1997       1996
                                                        --------   --------   --------
Revenues from sale of oil and gas:
 Sales................................................  $  2,592   $  5,970   $  1,821
 Transfers............................................    23,188     25,571     31,733
                                                        --------   --------   --------
   Total..............................................    25,780     31,541     33,554

Production costs......................................    (6,611)    (6,384)    (4,256)
Exploration costs.....................................    (1,599)    (1,439)      (898)
Depreciation, depletion and amortization..............   (11,749)   (11,549)   (11,756)
Impairment of oil and gas properties..................   (16,528)   (19,615)         -
Income tax benefit (expense)..........................     3,690      2,792     (6,261)
                                                        --------   --------   --------
Results of operations.................................  $  7,017   $ (4,654)  $ 10,383
                                                        ========   ========   ========
The Company's share of Redman Smackover's operations..  $    421   $  1,265   $  1,745
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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The following table sets forth information for the years ended December 31, 1998, 1997 and 1996 with respect to changes in the Company's proved reserves, all of which are in the United States. The Company has no significant undeveloped reserves.

                                                              Natural    Crude
                                                                Gas       Oil
                                                               (MMcf)   (MBbls)
                                                              -------   ------
Proved reserves:
 December 31, 1995..........................................  108,820      715
 Revisions of previous estimates............................   (2,147)     286
 Purchases of reserves in place.............................    2,372        -
 Production.................................................  (13,014)    (158)
                                                              -------   ------
 December 31, 1996..........................................   96,031      843
 Revisions of previous estimates............................  (18,132)     (74)
 Extensions and discoveries.................................  113,251      191
 Purchases of reserves in place.............................   34,588        -
 Production.................................................  (13,142)    (154)
                                                              -------   ------
 December 31, 1997..........................................  212,596      806
 Revisions of previous estimates............................   28,617     (200)
 Extensions and discoveries.................................   43,248       66
 Sales/Purchases of reserves in place, net..................  (31,020)       -
 Production.................................................  (14,511)    (117)
                                                              -------   ------
     December 31, 1998......................................  238,930      555
                                                              =======   ======

The Company's share of Redman Smackover's proved reserves:
 December 31, 1996..........................................   10,811        -
                                                              =======   ======
 December 31, 1997..........................................   10,218        -
                                                              =======   ======
 December 31, 1998..........................................        -        -
                                                              =======   ======

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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Future income tax expenses are computed by applying the appropriate year end statutory tax rates, with consideration of future tax rates already legislated, to the future pre-tax net cash flows relating to the Company's proved oil and gas reserves. Permanent differences in oil and gas-related tax credits and allowances are recognized.

An annual discount rate of 10% was used to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the years ended December 31, 1998, 1997 and 1996 is as follows (000s):

                                                                                    1998        1997        1996
                                                                                 ---------   ---------   ---------
Future cash inflows.........................................................     $ 345,217   $ 352,491   $ 305,095
Future production costs.....................................................      (108,457)   (118,056)    (54,306)
Future development costs....................................................       (46,066)    (28,803)     (1,728)
Future income tax expense...................................................       (33,749)    (32,614)    (37,870)
                                                                                 ---------   ---------   ---------
Future net cash flows.......................................................       156,945     173,018     211,191
10% annual discount for estimated timing of cash flows......................       (59,068)    (73,445)   (100,474)
                                                                                 ---------   ---------   ---------
Standardized measure of discounted future net cash flows relating to
  proved oil and gas reserves...............................................     $  97,877   $  99,573   $ 110,717
                                                                                 =========   =========   =========
The Company's share of Redman Smackover's standardized measure of
  discounted future net cash flows relating to proved oil and gas reserves..     $       -   $   6,326   $   5,684
                                                                                 =========   =========   =========

Principal changes in the Company's estimated discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows (000s):

                                                         1998              1997         1996
                                                      -----------       -----------   ---------
January 1.......................................      $   99,573        $ 110,717      $ 81,762
 Sales and transfers of oil and gas produced,
  net of production costs.......................         (19,170)         (25,157)      (29,298)
 Net changes in prices and production costs
  related to future production..................             367         (146,968)       61,888
 Development costs incurred during the period...          23,208           13,134         3,893
 Changes in estimated future development costs..         (33,723)         (26,875)       (2,057)
 Changes in extensions and discoveries..........          23,336          158,314             -
 Revisions of previous quantity estimates.......          35,438          (47,859)        2,554
 Sales/Purchases of reserves in place, net......         (38,251)          47,867         5,266
 Accretion of discount..........................           9,957           11,072         8,176
 Net change in income taxes.....................          (1,134)           5,256       (19,484)
 Other, net.....................................          (1,724)              72        (1,983)
                                                      ----------        ---------      --------
December 31.....................................      $   97,877        $  99,573      $110,717
                                                      ==========        =========      ========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
------------------------------------------------------

The following summarizes certain quarterly results of operations (000s, except per share amounts):

                                                                                                                 Earnings (Loss)
                                                                                                                   Per Share of
                                                                                      Net       Earnings (Loss)   Common Stock -
                                                      Operating        Gross         Income      Per Share of       Assuming
                                                       Revenues      Profit (a)      (Loss)      Common Stock       Dilution
                                                      ----------     ----------     --------    --------------   ---------------
1998 quarter ended:
 March 31.......................................      $  580,455      $  37,019     $ 13,185         $  .33            $   .33
 June 30........................................         500,771         10,755       (2,645)          (.16)              (.16)
 September 30...................................         516,259          8,307       (4,647)          (.23)              (.23)
 December 31....................................         536,081         10,487      (73,098)(c)      (2.36)             (2.36)
                                                      ----------      ---------     --------         ------            -------
                                                      $2,133,566      $  66,568     $(67,205)        $(2.42)           $ (2.42)
                                                      ==========      =========     ========         ======            =======

1997 quarter ended:
 March 31.......................................      $  635,538      $  30,847     $ 10,608         $  .25            $   .25
 June 30........................................         463,575         15,508          878           (.05)              (.05)
 September 30...................................         555,888         20,757        4,997            .07                .07
 December 31....................................         730,259         26,643      (14,996)(b)       (.55)              (.55)
                                                      ----------      ---------     --------         ------            -------
                                                      $2,358,260      $  93,755     $  1,487         $ (.28)           $  (.28)
                                                      ==========      =========     ========         ======            =======

(a) Excludes selling and administrative, interest and income tax expenses and loss on the impairment of property and equipment.
(b) Includes a pre-tax, non-cash expense resulting from the evaluation of property and equipment in accordance with SFAS No. 121 of $34.6 million.
(c) Includes a pre-tax, non-cash expense resulting from the evaluation of property and equipment in accordance with SFAS No. 121 of $108.5 million.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 21, 1999 and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reference is made to page 27 for a list of all financial statements filed as a part of this report.

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

     3.4 Certificate of Designation of $2.28 Cumulative Preferred Stock of the Company (Filed as exhibit 3.6 to Western Gas Resources, Inc.'s Registration Statement of Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

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

    10.8 Note Purchase Agreement (without exhibits) dated as of April 1, 1993 by and between the Company and the Purchasers for $50,000,000, 7.65% Senior Notes Due April 30, 2003 (Filed as exhibit 10.48 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

    10.9 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.50 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

    10.10 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources -Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company (Filed as exhibit 10.51 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

    10.11 Amendment No. 1 to Note Purchase Agreement dated as of August 31, 1993 by and among the Company and the Purchasers (Filed as exhibit 10.61 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1993 and incorporated herein by reference).

    10.12 Amendment No. 2 to Note Purchase Agreement dated as of August 31, 1994 by and among Western Gas Resources, Inc. and the Purchasers (Filed as exhibit 10.68 to Western Gas Resources, Inc.'s Form 10-Q for the nine months ended September 30, 1994 and incorporated herein by reference).

    10.13 Amendment No. 3 to Note Purchase Agreement as of March 22, 1995 by and among Western Gas Resources, Inc. and the Purchasers (Filed as exhibit
          10.38 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

    10.14 Form of Employment Agreement by and between Western Gas Resources, Inc. and certain Executive Officers (Filed as exhibit 10.40 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

    10.15 Amendment No. 4 to Note Purchase Agreements as of July 14, 1995 by and among Western Gas Resources, Inc. and the Purchasers (Filed as exhibit 10.43 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1995 and incorporated herein by reference).

    10.16 Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and between Western Gas Resources, Inc. and Prudential Company of America (Filed as exhibit 10.49 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

    10.17 Fourth Amendment to First Restated Loan Agreement (Revolver) dated November 29, 1995 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders (Filed as exhibit 10.51 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

    10.18 Senior Note Purchase Agreement dated November 29, 1995 by and among Western Gas Resources, Inc. and the Purchasers identified therein (Filed as exhibit 10.52 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

    10.19 Loan Agreement dated May 30, 1997 among Western Gas Resources, Inc. and NationsBank of Texas, N.A. as agent, Bank of America National Trust and Savings Association as Co-agent and Certain Banks as Lenders (Revolver) (Filed as exhibit 10.40 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1996 and incorporated herein by reference).

     11.1 Statement regarding computation of per share earnings.

     12.1 Amended and Restated Bylaws of Western Gas Resources, Inc. adopted by the Board of Directors on February 12, 1999.

     12.2 Second Amendment dated February 17, 1999 to Credit Agreement by and among Western Gas Resources, Inc. and NationsBank N.A., successor to NationsBank of Texas, N.A., by merger, and the Lenders identified in the Original Agreement dated May 30, 1997.

     12.3 Offer to Acquire Notes dated February 12, 1999 by and between Western Gas Resources, Inc. and CIGNA Investments, Inc., Royal Maccabees Life Insurance Company, The Canada Life Assurance Company, and Canada Life Insurance Company of America, original Purchasers under the Note Purchase Agreement dated as of April 1, 1993 by and between Company and Purchasers for $50,000,000, 7.65% Senior Notes due April 30, 2003.

     12.4 Offer to Acquire Notes dated February 12, 1999 by and between Western Gas Resources, Inc. and MONY Life Insurance Company, one of the original Purchasers under the Note Purchase Agreement dated as of November 29, 1995 by and between Company and Purchasers for $42,000,000, 8.02% Senior Notes due December 1, 2005.

     12.5 Loan Agreement dated February 17, 1999 by and among Western Gas Resources, Inc. and NationsBank, N.A., for $37,000,000 Bridge Loan.


     21.1 List of Subsidiaries of Western Gas Resources, Inc.

     23.1 Consent of PricewaterhouseCoopers LLP

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on December 11, 1998 to announce that all extensions of time for RIS Resources (USA) Inc.,a U.S. subsidiary of R.I.S. Resource International Corp., have expired and that the companies are no longer negotiating the sale of an interest in the Granger and Lincoln Road Complex.

(c)  Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 26, 1998.

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
                                  (Registrant)


                          By: /s/ BRION G. WISE
                             _________________________
                             Brion G. Wise
                             Chairman of the Board and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRION G. WISE               Chairman of the Board, Chief Executive Officer        March 26, 1999
_____________________________
Brion G. Wise                   and Director


/s/ WALTER L. STONEHOCKER        Vice Chairman of the Board and Director               March 26, 1999
_____________________________
Walter L. Stonehocker


/s/ BILL M. SANDERSON            Director                                              March 26, 1999
_____________________________
Bill M. Sanderson


                                Director                                             March  26, 1999
_____________________________
Richard B. Robinson


/s/ DEAN PHILLIPS               Director                                             March  26, 1999
_____________________________
Dean Phillips


/s/  WARD SAUVAGE               Director                                             March  26, 1999
_____________________________
Ward Sauvage


/s/ JAMES A. SENTY              Director                                             March  26, 1999
_____________________________
James A. Senty


/s/ JOSEPH E. REID              Director                                             March  26, 1999
_____________________________
Joseph E. Reid


/s/ WILLIAM J. KRYSIAK          Vice President - Finance (Principal Financial and    March  26, 1999
_____________________________
William J. Krysiak              Accounting Officer)