Form 10-Q
period 1999-03-31
WESTERN GAS RESOURCES INC
filed 1999-05-13
CIK 856716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
(Mark One)
----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________


                         Commission file number 1-10389
                         ------------------------------



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


On May 1, 1999, there were 32,147,993 shares of the registrant's Common Stock outstanding.

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents





PART I - Financial Information                                                                 Page
------------------------------                                                                 ----
  Item 1.   Financial Statements

            Consolidated Balance Sheet - March 31, 1999 and December 31, 1998................   3

            Consolidated Statement of Cash Flows - Three Months Ended March 31, 1999
            and 1998.........................................................................   4

            Consolidated Statement of Operations - Three Months Ended March 31, 1999 and 1998   5

            Consolidated Statement of Changes in Stockholders' Equity - Three Months Ended
            March 31, 1999...................................................................   6

            Notes to Consolidated Financial Statements.......................................   7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................  10


PART II - Other Information
---------------------------
  Item 1.   Legal Proceedings................................................................  19

  Item 6.   Exhibits and Reports on Form 8-K.................................................  20

Signatures...................................................................................  21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)e

                                                                                 March 31,   December 31,
                                                                                   1999          1998
                                                                                -----------  -------------
ASSETS                                                                          (unaudited)
------
Current assets:
 Cash and cash equivalents....................................................  $   12,697     $    4,400
 Trade accounts receivable, net...............................................     185,169        233,574
 Product inventory............................................................      22,114         46,207
 Parts inventory..............................................................       9,913         10,153
 Other........................................................................       2,239          2,951
                                                                                ----------     ----------
  Total current assets........................................................     232,132        297,285
                                                                                ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................     966,065        952,531
 Oil and gas properties and equipment.........................................     114,488        111,602
 Construction in progress.....................................................      89,012         87,943
                                                                                ----------     ----------
                                                                                 1,169,565      1,152,076
Accumulated depreciation, depletion and amortization..........................    (317,388)      (305,589)
                                                                                ----------     ----------
  Total property and equipment, net...........................................     852,177        846,487
                                                                                ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $30,531 and
  $29,978, respectively)......................................................      40,710         41,263
 Other........................................................................      37,654         34,342
                                                                                ----------     ----------
  Total other assets..........................................................      78,364         75,605
                                                                                ----------     ----------
Total assets..................................................................  $1,162,673     $1,219,377
                                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable.............................................................  $  180,850     $  245,315
 Accrued expenses..............................................................     25,978         31,727
 Dividends payable............................................................       4,217          4,217
                                                                                ----------     ----------
  Total current liabilities...................................................     211,045        281,259
Long-term debt................................................................     526,609        504,881
Deferred income taxes payable.................................................      46,648         48,021
                                                                                ----------     ----------
  Total liabilities...........................................................     784,302        834,161
                                                                                ----------     ----------
Commitments and contingent liabilities........................................           -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000,000 aggregate liquidation preference).............................         140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000,000 aggregate liquidation preference)................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,173,009 and
  32,173,009 shares issued respectively.......................................       3,217          3,217
 Treasury stock, at cost, 25,016 shares in treasury...........................        (788)          (788)
 Additional paid-in capital...................................................     397,344        397,344
 Accumulated deficit..........................................................     (23,467)       (17,075)
 Accumulated other comprehensive income.......................................       2,533          3,053
 Notes receivable from key employees secured by common stock..................        (884)          (951)
                                                                                ----------     ----------
  Total stockholders' equity..................................................     378,371        385,216
                                                                                ----------     ----------
Total liabilities and stockholders' equity....................................  $1,162,673     $1,219,377
                                                                                ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                           1999        1998
                                                                                        ----------  ----------
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss).....................................................................  $  (2,176)  $  13,185
Add income items that do not affect cash:
 Depreciation, depletion and amortization.............................................     13,558      14,502
 Gain on the sale of property and equipment...........................................       (145)    (14,866)
 Deferred income taxes................................................................     (1,373)     10,343
 Other non-cash items, net............................................................       (371)        282
                                                                                        ----------  ----------
                                                                                            9,493      23,446
                                                                                        ----------  ----------

Adjustments to working capital to arrive at net cash provided by (used in)
 operating activities:
 Decrease in trade accounts receivable................................................     48,405      28,727
 (Increase) decrease in product inventory.............................................     24,093      (3,423)
 (Increase) decrease in parts inventory...............................................        240         (27)
 Decrease in other current assets.....................................................        712         228
 Decrease in other assets and liabilities, net........................................         67         109
 Decrease in accounts payable.........................................................    (64,465)    (65,186)
 Decrease in accrued expenses.........................................................     (5,884)       (190)
                                                                                        ---------   ---------

Net cash provided by (used in) operating activities...................................     12,661     (16,316)
                                                                                        ---------   ---------

Cash flows from investing activities:
 Purchases of property and equipment..................................................    (20,843)    (30,839)
 Proceeds from the dispositions of property and equipment.............................        100      22,150
 Contributions to equity investees....................................................       (891)       (992)
                                                                                        ---------   ---------

Net cash used in investing activities.................................................    (21,634)     (9,681)
                                                                                        ---------   ---------

Cash flows from financing activities:
 Proceeds from exercise of common stock options.......................................          -          11
 Debt issue costs paid................................................................       (243)         (2)
 Payments on revolving credit facility................................................   (794,650)   (669,050)
 Borrowings under revolving credit facility...........................................    864,951     684,050
 Payments on notes....................................................................    (48,571)          -
 Dividends paid.......................................................................     (4,217)     (4,217)
                                                                                        ---------   ---------

Net cash provided by financing activities.............................................     17,270      10,792
                                                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents..................................      8,297     (15,205)
Cash and cash equivalents at beginning of period......................................      4,400      19,777
                                                                                        ---------   ---------
Cash and cash equivalents at end of period............................................  $  12,697   $   4,572
                                                                                        =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
           (Dollars in thousands, except share and per share amounts)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                             1999          1998
                                                                         ------------  ------------
Revenues:
 Sale of gas...........................................................  $   350,841   $   426,627
 Sale of natural gas liquids...........................................       63,648       123,758
 Processing, transportation and storage revenue........................       11,073        11,335
 Other, net............................................................        3,943        18,735
                                                                         -----------   -----------

  Total revenues.......................................................      429,505       580,455
                                                                         -----------   -----------

Costs and expenses:
 Product purchases.....................................................      381,365       507,287
 Plant operating expense...............................................       19,465        20,255
 Oil and gas exploration and production expense........................        1,858         1,392
 Depreciation, depletion and amortization..............................       13,558        14,502
 Selling and administrative expense....................................        7,815         8,124
 Interest expense......................................................        8,743         8,156
                                                                         -----------   -----------

  Total costs and expenses.............................................      432,804       559,716
                                                                         -----------   -----------

Income (loss) before taxes.............................................       (3,299)       20,739

Provision for (benefit from) income taxes:
 Current...............................................................          250        (2,789)
 Deferred..............................................................       (1,373)       10,343
                                                                         -----------   -----------

                                                                              (1,123)        7,554
                                                                         -----------   -----------

Net income (loss)......................................................       (2,176)       13,185

Preferred stock requirements...........................................       (2,610)       (2,610)
                                                                         -----------   -----------

Income (loss) attributable to common stock.............................  $    (4,786)  $    10,575
                                                                         ===========   ===========

Earnings (loss) per share of common stock..............................  $      (.15)  $      . 33
                                                                         ===========   ===========

Weighted average shares of common stock outstanding....................   32,147,993    32,146,570
                                                                         ===========   ===========

Earnings (loss) per share of common stock-assuming dilution............  $      (.15)  $      . 33
                                                                         ===========   ===========

Weighted average shares of common stock outstanding-assuming dilution..   32,147,993    32,149,869
                                                                         ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)




                                                     Shares of
                                      Shares of        $2.625                                                    $2.625
                                        $2.28        Cumulative                     Shares        $2.28        Cumulative
                                      Cumulative    Convertible      Shares       Of Common     Cumulative    Convertible
                                      Preferred      Preferred     of Common        Stock       Preferred      Preferred
                                        Stock          Stock         Stock       in Treasury      Stock          Stock
                                    -------------------------------------------------------------------------------------
Balance at December 31, 1998........   1,400,000      2,760,000    32,147,993         25,016         $ 140          $ 276
Comprehensive Income:
Net loss............................           -              -             -              -             -              -
Foreign Currency Translation........           -              -             -              -             -              -
Comprehensive Income
Dividends:
Dividends declared on common
 stock..............................           -              -             -              -             -              -

Dividends declared on $2.28
 cumulative preferred stock.........           -              -             -              -             -              -

Dividends declared on $2.625
 cumulative convertible preferred
 stock..............................           -              -             -              -             -              -


Stock options exercised.............           -              -             -              -             -              -
Loans forgiven......................           -              -             -              -             -              -
                                      ----------     ----------    ----------     ----------    ----------     ----------
Balance at March 31, 1999...........   1,400,000      2,760,000    32,147,993         25,016         $ 140          $ 276
                                    =====================================================================================


                                                                                              Accumulated        Notes      Total
                                                                 Additional                      Other         Receivable   Stock-
                                         Common     Treasury      Paid-in     Accumulated     Comprehensive      from Key   holders'
                                         Stock       Stock        Capital       Deficit          Income         Employees   Equity
                                    ------------------------------------------------------------------------------------------------

Balance at December 31, 1998........     $3,217       $(788)      $397,344    $(17,075)           $3,053          $(951)  $385,216
Comprehensive Income:
Net loss............................          -           -              -      (2,176)                -              -     (2,176)
Foreign Currency Translation........          -           -              -           -               (520)            -       (520)
                                                                                                                          --------
Comprehensive Income                                                                                                        (2,696)
                                                                                                                          --------
Dividends:
Dividends declared on common
 stock..............................          -           -              -      (1,607)                -              -     (1,607)

Dividends declared on $2.28
 cumulative preferred stock.........          -           -              -        (798)                -              -       (798)

Dividends declared on $2.625
 cumulative convertible preferred
 stock..............................          -           -              -      (1,811)                -              -     (1,811)

Stock options exercised.............          -           -              -           -                 -              -          -
Loans forgiven......................          -           -              -           -                 -             67         67
                                      ---------      -------      --------     ---------        ----------    ---------   --------
Balance at March 31, 1999...........     $3,217       $(788)      $397,344     $(23,467)           $2,533         $(884)  $378,371
                                    ==============================================================================================



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998. The interim consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

Certain prior year's amounts in the Consolidated Financial Statements and Notes have been reclassified to conform to the presentation used in 1999.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million for each of the three-month periods ended March 31, 1999 and 1998. Common stock options, which are potential common shares, were anti-dilutive for the period ended March 31, 1999 and were not included in the calculation of earnings per share. For the period ended March 31, 1998 common stock options had a dilutive effect on earnings and increased the weighted average shares of common stock outstanding by 3,299. The numerators and the denominators for the three month periods ended March 31, 1999 and 1998 are not adjusted to reflect our $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $9.7 million and $8.0 million for the three months ended March 31, 1999 and 1998, respectively.

No income taxes were paid during the three months ended March 31, 1999 or for the three months ended March 31, 1998.

Segment Reporting

We operate in four principal business segments, as follows: Gas Gathering and Processing, Producing Properties, Marketing and Transmission. These segments are separately monitored by management for performance against its internal forecast and are consistent with our internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

The Gas Gathering and Processing segment connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract NGLs and treats the natural gas in order to meet pipeline specifications. The residue gas and NGLs extracted at the processing facilities are sold by the Marketing segment.

The activities of the Producing Properties segment include the exploration and development of certain oil and gas producing properties in basins where our facilities are located. The majority of the gas and oil produced from these properties is sold by the Marketing segment.

The Marketing segment buys and sells gas and NGLs nationwide and in Canada, providing storage, transportation, scheduling, peaking and other services our customers. In addition, this segment also markets gas and NGLs produced by our facilities. The operations associated with the Katy Facility are included in the Marketing segment as are our Canadian marketing operations (which is immaterial for separate presentation).

The Transmission segment reflects the operations of our MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

The following table sets forth our segment information as of and for the quarters ended March 31, 1999 and 1998 (in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.


                                               Gas
                                            Gathering                                                     Elim-
                                               and      Producing                 Trans-                 inating
                                            Processing  Properties  Marketing    mission    Corporate    Entries      Total
                                            ----------  ----------  ----------  ----------  ----------  ----------  ---------
Quarter ended March 31, 1999
Revenues from unaffiliated customers......    $ 11,225    $    531   $414,302     $ 1,799     $ 1,468   $     (14)  $429,311
Interest income...........................           1           -          2           -       7,053      (6,993)        63
Other, net................................         108           -         23           -           -           -        131
Intersegment sales........................      75,557       6,016     17,989       4,099           -    (103,661)         -
                                              --------    --------   --------     -------     -------   ---------   --------
Total revenues............................      86,891       6,547    432,316       5,898       8,521    (110,668)   429,505
                                              --------    --------   --------     -------     -------   ---------   --------
Product purchases.........................      59,083         448    427,197      (1,077)     (1,329)   (102,957)   381,365
Plant operating expense...................      13,539         498      1,112       3,729         922        (335)    19,465
Oil and gas exploration
and production expense....................           -       1,776        (44)          -         126           -      1,858
                                              --------    --------   --------     -------     -------   ---------   --------
Operating profit..........................    $ 14,269    $  3,825   $  4,051     $ 3,246     $ 8,802   $  (7,376)  $ 26,817
                                              ========    ========   ========     =======     =======   =========   ========

Depreciation, depletion and amortization..                                                                            13,558
Interest expense..........................                                                                             8,743
Selling and administrative expense.......                                                                              7,815
                                                                                                                    --------
Income (loss) before income taxes.........                                                                          $ (3,299)
                                                                                                                    ========

Identifiable assets.......................    $557,149    $ 94,965   $117,633     $66,700     $35,631   $       -   $872,078
                                              ========    ========   ========     =======     =======   =========   ========

                                               Gas
                                            Gathering                                                     Elim-
                                               and      Producing                 Trans-                 inating
                                            Processing  Properties  Marketing    mission    Corporate    Entries      Total
                                            ----------  ----------  ----------  ----------  ----------  ----------  ---------
Quarter ended March 31, 1998
Revenues from unaffiliated customers......    $  9,017    $    350   $552,108     $ 2,292     $    93   $     197   $564,057
Interest income...........................           -           -          -           -       6,613      (5,912)       701
Other, net................................      15,123         408        166           -           -           -     15,697
Intersegment sales........................     110,906       6,983     18,838       2,635           -    (139,362)         -
                                              --------    --------   --------     -------     -------   ---------   --------
Total revenues............................     135,046       7,741    571,112       4,927       6,706    (145,077)   580,455
                                              --------    --------   --------     -------     -------   ---------   --------
Product purchases.........................      83,388         369    562,600         625      (1,452)   (138,243)   507,287
Plant operating expense...................      15,191         792      1,364       2,333       1,417        (842)    20,255
Oil and gas exploration
and production expense....................                   1,377          3           -           -          12      1,392
                                              --------    --------   --------     -------     -------   ---------   --------
Operating profit..........................    $ 36,467    $  5,203   $  7,145     $ 1,969     $ 6,741   $  (6,004)  $ 51,521
                                              ========    ========   ========     =======     =======   =========   ========

Depreciation, depletion and amortization..                                                                            14,502
Interest expense..........................                                                                             8,156
Selling and administrative expense.......                                                                              8,124
                                                                                                                    --------
Income (loss) before income taxes.........                                                                          $ 20,739
                                                                                                                    ========

Identifiable assets.......................    $677,930    $112,298   $120,768     $50,065     $28,735   $       -   $989,796
                                              ========    ========   ========     =======     =======   =========   ========


Subsequent Events

Effective April 30, 1999 we sold all of the stock of our wholly owned subsidiary, Western Gas Resources Storage, Inc. to the Aquila Energy Corporation, a business unit of Utilicorp United. The sole asset of Western Gas Resources Storage, Inc. is the Katy Hub and Gas Storage Facility. The proceeds received from the sale of the Katy facility were $100.0 million. We will realize an after tax loss on this sale of approximately $10.9, subject to final accounting adjustment, million in the second quarter of 1999. In connection with this transaction, Aquila purchased approximately 5.1 Bcf of stored gas at the facility for proceeds of $11.7 million. The proceeds of the sale were equal to the value of the inventory on our books.

Also on April 30, 1999 we completed the sale of our Giddings gathering system to GPM Gas Corporation, a business unit of Phillips Petroleum Company. This transaction had an effective date of January 1, 1999. The proceeds from this sale were $36.0 million. We will realize an after-tax loss on this sale of approximately $3.7, subject to final accounting adjustment, million in the second quarter of 1999.

The proceeds of $147.7 million received from these transactions was used to reduce outstanding debt.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") with an effective date for fiscal years beginning after June 15, 1999. We will comply with the accounting and reporting requirements of SFAS No. 133 when required. We have not completed our evaluation of the impact that SFAS No. 133 will have upon our financial statements.

LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three months ended March 31, 1999 and 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 1999. Reference should also be made to our interim Consolidated Financial Statements and Notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three months ended March 31, 1999 compared to the three months ended March 31, 1998
(Dollars in thousands, except per share amounts and operating data).

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------   Percent
                                                              1999       1998      Change
                                                           ----------  ---------  --------
Financial results:
Revenues.................................................   $429,505   $580,455       (26)
Gross profit.............................................     13,259     37,019       (64)
Net income (loss)........................................     (2,176)    13,185         -
Earnings (loss) per share of common stock - basic and
  diluted................................................       (.15)       .33         -
Net cash (used in) provided by operating activities......   $ 12,661   $(16,316)        -

Operating data:
Average gas sales (MMcf/D)...............................      2,135      2,280        (6)
Average NGL sales (MGal/D)...............................      3,030      4,655       (35)
Average gas prices ($/Mcf)...............................   $   1.82   $   2.08       (12)
Average NGL prices ($/Gal)...............................   $    .23   $    .29       (21)

Net income decreased $15.4 million for the quarter ended March 31, 1999 compared to 1998. The decrease in net income for the first quarter was primarily due to lower volumes and significantly lower prices compared to the prior year.

Revenues from the sale of gas decreased approximately $75.9 million for the three months ended March 31, 1999 compared to the same period in 1998. Average gas sales volumes decreased 145 MMcf per day to 2,135 MMcf per day for the three months ended March 31, 1999 compared to the same period in 1998, largely due to a decrease in the sale of gas purchased from third parties. Average gas prices realized by us decreased $.26 per Mcf to $1.82 per Mcf for the three months ended March 31, 1999 compared to the same period in 1998. Included in the realized gas price was approximately $337,000 of gain recognized for the three months ended March 31, 1999 related to futures positions on equity gas volumes. We have entered into futures positions for a portion of our equity gas for the remainder of 1999 and throughout 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $60.1 million for the three months ended March 31, 1999 compared to the same period in 1998. Average NGL sales volumes decreased 1,625 MGal per day to 3,030 MGal per day for the three months ended March 31, 1999 compared to the same period in 1998, primarily due to a decrease in sales of third-party product. Average NGL prices realized by us decreased $.06 per gallon to $.23 per gallon for the three months ended March 31, 1999 compared to the same period in 1998. Included in the realized NGL price was approximately $62,000 of loss recognized for the three months ended March 31, 1999 related to futures positions on equity NGL volumes. We have has entered into futures positions for a portion of our equity production for the remainder of 1999. See further discussion in " - Liquidity and Capital Resources
- Risk Management Activities."

Other net revenue decreased approximately $14.8 million for the three months ended March 31, 1999 compared to the same period in 1998. This decrease was primarily due to both a gain recognized on the sale of the Perkins facility of $14.9 million and the recognition of a $1.0 million non-refundable option payment from RIS Resources (USA) Inc. in the first quarter of 1998.

The decrease of $125.9 million in product purchases was primarily due to a decrease in both commodity prices and sales volumes. Combined product purchases as a percentage of gas and NGL sales remained constant at 92% for the three months ended March 31, 1999 compared to the same period in 1998. Included in product purchases for the three months ended March 31, 1998 were lower of cost or market write-downs of NGL inventory of $328,000. There were no inventory write-downs for the first quarter of 1999.

Depreciation, depletion and amortization decreased $944,000 for the quarter ended March 31, 1999 compared to the same quarter in 1998. The decrease was primarily due to the sales of assets during 1998. The Perkins plant was sold in March 1998 and the Edgewood gathering system was sold in October 1998.

Interest expense increased $587,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase was due to less interest being capitalized related to capital projects and larger debt balances outstanding during the first quarter of 1999 compared to the corresponding period in 1998. The larger debt balances resulted primarily from capital expenditures and reduced income from operations.

Subsequent Events

Effective April 30, 1999 we sold all of the stock of our wholly owned subsidiary, Western Gas Resources Storage, Inc. to the Aquila Energy Corporation, a business unit of Utilicorp United. The sole asset of Western Gas Resources Storage, Inc. is the Katy Hub and Gas Storage Facility. The proceeds received from the sale of the Katy facility were $100.0 million. We will realize an after tax loss on this sale of approximately $10.9, subject to final accounting adjustment, million in the second quarter of 1999. In connection with this transaction, Aquila purchased approximately 5.1 Bcf of stored gas at the facility for proceeds of $11.7 million. The proceeds of the sale were equal to the value of the inventory on our books.

Also on April 30, 1999 we completed the sale of our Giddings gathering system to GPM Gas Corporation, a business unit of Phillips Petroleum Company. This transaction had an effective date of January 1, 1999. The proceeds from this sale were $36.0 million. We will realize an after-tax loss on this sale of approximately $3.7, subject to final accounting adjustment, million in the second quarter of 1999.

The proceeds of $147.7 million received from these transactions was used to reduce outstanding debt.

Liquidity and Capital Resources

Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1998, sources of liquidity included the sales of the Perkins facility and the Edgewood facility and related production. In April 1999, we completed the sales of our Giddings and Katy facilities. In connection with the sale, we sold gas held in storage at the Katy facility. The total proceeds from these 1999 transactions were $147.7 million. We used the proceeds from these sales to reduce debt. Product prices, sales of inventory, our success in increasing the number and efficiency of our facilities and the volumes of natural gas processed by these facilities, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect all future net cash provided by operating activities. Additionally, our future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of our facilities and our ability to obtain financing at favorable terms.

Given the depressed oil and NGL prices we have experienced and the disappointing results from the Bethel treating facility, we have successfully negotiated amendments to in our various financing facilities which are intended to provide more flexibility in a low price environment. There can be no assurance that we can obtain further amendments or waivers in the future, if necessary, or that the terms would be favorable to us. To strengthen our credit ratings and to reduce our overall debt outstanding, we will continue to dispose of non-strategic assets and investigate alternative financing sources, including project-financing, joint ventures, issuance of public debt and operating leases.

We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities and complete our current capital expenditure program. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure such capital is restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for an acquisition, sell existing assets or a combination of such alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any such financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for the remainder of 1999.

      Historically, while certain individual plants have experienced declines in dedicated reserves, we have been successful in connecting additional reserves to more than offset the natural declines. There has been a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, from levels that existed in prior years. However, higher gas prices in 1997 and 1998, improved technology, e.g., 3-D seismic and horizontal drilling, and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in the Powder River basin and Southwest Wyoming. The overall level of drilling will depend upon, among other factors, the prices for gas and oil, the drilling budgets of third-party producers, the energy policy of the federal government and the availability of foreign oil and gas, none of which is within our control. We have increased our dedicated estimated plant reserves from 2.2 Tcf at December 31, 1993 to 3.1 Tcf at December 31, 1998. On average, over this five year period, including the reserves associated with our joint ventures and partnerships and excluding the facilities sold during this period, we connected new reserves to our facilities to replace approximately 165% of throughput over this period. There is no assurance that we will continue to be successful in replacing the dedicated reserves processed at our facilities.

      We have effective shelf registration statements filed with the Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which such securities are convertible, and $62 million of debt securities, preferred stock or common stock.

Our sources and uses of funds for the three months ended March 31, 1999 are summarized as follows (In thousands):

Sources of funds:
     Borrowings under revolving credit facility................  $864,951
     Proceeds from the dispositions of property and equipment..       100
     Net cash provided by operating activities.................    12,661
                                                                 --------
       Total sources of funds..................................  $877,712
                                                                 ========
Uses of funds:
     Payments related to long-term debt........................  $843,464
     Capital expenditures......................................    21,734
     Dividends paid............................................     4,217
                                                                 --------
       Total uses of funds.....................................  $869,415
                                                                 ========

Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
11.4 Bcf at an average cost of $1.70 per Mcf at March 31, 1999 compared to 8.2 Bcf at an average cost of $2.02 per Mcf at March 31, 1998, at various storage facilities, including the Katy facility. On April 30, 1999 we sold 5.1 Bcf of stored gas at the Katy facility for $11.7 million. At March 31, 1999, we had hedging contracts in place for anticipated sales of approximately 11.3 Bcf of stored gas at a weighted average price of $2.13 per Mcf for the stored inventory.

We held NGLs in storage of 6,900 MGal, consisting primarily of propane and normal butane, at an average cost of $.24 per gallon and 14,800 MGal at an average cost of $.32 per gallon at March 31, 1999 and 1998, respectively, at various third-party storage facilities. At March 31, 1999, we had no significant hedging contracts in place for anticipated sales of stored NGLs.

Capital Investment Program

Largely as a result of low commodity prices, primarily affecting NGL products, we have reduced our budget for capital expenditures in 1999 from the levels expended in 1997 and 1998. We expect capital expenditures related to existing operations to be approximately $67.0 million during 1999, consisting of the following: (i) approximately $39.6 million related to gathering, processing and pipeline assets, of which $6.3 million is for maintaining existing facilities;
(ii) approximately $24.6 million on exploration and production activities; and
(iii) approximately $2.8 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in Southwest Wyoming operations represent 53% and 22%, respectively, of the total 1999 budget. As of March 31, 1999, we have expended $21.7 million, consisting of the following: (i) $12.6 million for new connects, system expansions and asset consolidations; (ii) $1.2 million for maintaining existing facilities; (iii) $7.8 million for exploration and production activities; and (iv) $178,000 related to other miscellaneous items.

Powder River Basin - We continue to develop our Powder River basin coal bed methane natural gas gathering system and our coal seam gas reserves in Wyoming. The average drilling, completion and gathering cost for our coal bed methane wells is approximately $65,000 with average proven reserves per well of approximately 300 MMcf. As deeper wells are drilled, the average cost per well is expected to increase. Production of coal bed methane from the Powder River basin has been expanding, and approximately 116 MMcf/D of gas volumes in March 1999 were being produced by several operators in the area as compared to 61 MMcf/D in January 1998. Approximately 75% of this production is from acreage equally owned by our partner, Barrett Resources Corporation and us. We transport most of the coal bed methane gas through our MIGC interstate pipeline located in Wyoming, for redelivery to gas markets in the Rocky Mountain and Midwest regions of the United States.

In December 1998, we joined with other industry partners to form Fort Union Gas Gathering, L.L.C., which is currently constructing a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas produced in the Powder River basin. We own a 13% equity interest in Fort Union and are the construction manager and field operator. We expect this new gathering pipeline to have an initial capacity of approximately 450 MMcf/D of natural gas with expansion capability. This project is expected to be operational on or about the end of the third quarter of 1999.

Southwest Wyoming - The United States Geologic Survey estimates that the Greater Green River basin contains over 120 Tcf of unrecovered natural gas reserves. Our facilities are located in the Southwest Wyoming portion of this basin. They include the Granger gathering and processing facility and a 72% ownership interest in the Lincoln Road gathering and processing facility. These facilities have a combined operational capacity of 225 MMcf/D and processed an average of 179 MMcf/D in the first quarter of 1999. We connected 65 new gas wells to these facilities in 1998 despite low commodity prices. We believe that as governmental drilling restrictions affecting a portion of our service area in this basin are removed in the fourth quarter of 1999, we may have the opportunity to expand these facilities in the year 2000.

Financing Facilities

      Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $300 million, $268.8 million of which was outstanding at March 31, 1999. The interest rate payable on the facility at March 31, 1999 was 6.7%. In April 1999, we restated the facility to reflect the following changes. The restated Revolving Credit Facility provides for an aggregate borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, at the Federal Funds rate plus .50% or at the agent banks' prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% beginning September 30, 1999 through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a ratio of EBITDA, excluding certain non-recurring items, to interest and dividends on preferred stock as of the end of any fiscal quarter, for the four preceding quarters, of not less than 1.35 to 1.0 beginning June 30, 1999 and increasing to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of our significant subsidiaries. We generally utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense, and we intend to continue such practice.


     Master Shelf Agreement. In December 1991, we entered into a Master Shelf agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf agreement at March 31, 1999 are as indicated in the following table (Dollars in thousands):

                                Interest         Final
Issue Date             Amount     Rate          Maturity                   Principal Payments Due
--------------------  --------  ---------  ------------------  -----------------------------------------------
October 27, 1992      $ 16,667      7.51%  October 27, 2000    $8,333 on each of October 27, 1999 through 2000
October 27, 1992        25,000      7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
September 22, 1993      25,000      6.77%  September 22, 2003  single payment at maturity
December 27, 1993       25,000      7.23%  December 27, 2003   single payment at maturity
October 27, 1994        25,000      9.05%  October 27, 2001    single payment at maturity
October 27, 1994        25,000      9.24%  October 27, 2004    single payment at maturity
July 28, 1995           50,000      7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                      --------
                      $191,667
                      ========

In April 1999, effective January 1999, we amended our agreement with Prudential with the following provisions. We are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, and a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter. A senior debt to capitalization ratio will be implemented, if and when, we issue subordinated debt. This amendment also requires an EBITDA to interest ratio of not less than
1.75 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 1.75 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. A senior debt to EBITDA ratio will be implemented, if and when we issue subordinated debt. EBITDA in these calculations excludes certain non-recurring items. In addition, we are prohibited from declaring or paying dividends that in the aggregate exceed the sum of $50 million plus 50% of consolidated net income earned after June 30, 1995, or minus 100% of a net loss, plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At March 31, 1999, $32.0 million was available under this limitation. This amount is expected to be reduced by approximately $14.6 million as a result of the after-tax losses recognized on the sales of the Giddings and Katy facilities. We presently intend to finance the $8.3 million payment due in October 1999 with amounts available under the Revolving Credit Facility. The Master Shelf agreement is guaranteed and secured via a pledge of the stock of our significant subsidiaries.

      1995 Senior Notes. In 1995, we sold $42 million of Senior Notes, the 1995 Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, we prepaid $15 million of the principal amounts outstanding on the 1995 Senior Notes at par. These payments were financed by a portion of the $37 million Bridge Loan (described below) and by amounts available under the Revolving Credit Facility. The remaining principal amount outstanding of $27 million is due in a single payment in December 2005. The 1995 Senior Notes are guaranteed and secured via a pledge of the stock of our significant subsidiaries. This facility contains covenants similar to the Master Shelf agreement. In April 1999, we posted letters of credit for approximately $5.0 million for the benefit of the holders of the 1995 Senior Notes for approximately 4% of the net proceeds from the sale of Katy and Giddings.

We are currently paying an average annual fee of not more than .65% on the amounts outstanding on the Master Shelf and the 1995 Senior Notes. This fee will continue until we have received an implied investment grade rating on our senior secured debt. On the portion of the 1995 Senior Notes for which a letter of credit is posted, this annual fee will not be due.

      1993 Senior Notes. In 1993, we sold $50 million of 7.65% Senior Notes, the 1993 Senior Notes, to a group of insurance companies. Scheduled annual principal payments of $7.1 million on the 1993 Senior Notes were made on April 30 of 1997 and 1998. In February 1999, we prepaid $33.5 million of the total principal amounts outstanding of $35.6 million at par. These payments were financed by a portion of the $37 million Bridge Loan (described below). We prepaid the remaining outstanding principal of $2.1 million in April 1999 with amounts available under the Revolving Credit Facility.

      Bridge Loan. In February 1999, in order to finance prepayments of amounts outstanding on the 1993 and 1995 Senior Notes, we entered into a Bridge Loan agreement in the amount of $37 million with our agent bank. This facility was paid in full in April 1999 with a portion of the proceeds from the sale of the Katy facility.

      Covenant Compliance. Taking into account all the covenants contained in these agreements, we had approximately $31.0 million of available borrowing capacity at March 31, 1999. In April 1999, we amended our various financing facilities providing for financial flexibility and covenant modifications. These amendments were needed given the depressed commodity pricing experienced in the industry in general and the disappointing results we have experienced at our Bethel Treating facility. We can provide no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to us. To strengthen our credit ratings and to reduce our overall debt outstanding, we will continue to dispose of non- strategic assets and investigate alternative financing sources including the issuance of public debt, project financing, joint ventures and operating leases.


Risk Management Activities

Our commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of our equity volumes of gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by our operating budget. The second goal is to manage price risk related to our gas, crude oil and NGL marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

We utilize a combination of fixed price forward contracts, exchange-traded futures and options, as well as fixed index swaps, basis swaps and options traded in the over-the-counter, or OTC, market to accomplish these objectives. These instruments allow us to preserve value and protect margins because corresponding losses or gains in the value of the financial instruments offset gains or losses in the physical market.

We use futures, swaps and options to reduce price risk and basis risk. Basis is the difference in price between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations.

We enter into futures transactions on the New York Mercantile Exchange, or NYMEX, and the Kansas City Board of Trade and through OTC swaps and options with various counterparties, consisting primarily of financial institutions and other natural gas companies. We conduct our standard credit review of OTC counterparties and have agreements with these parties that contain collateral requirements. We generally use standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked to market daily for the credit review process. Our OTC credit risk exposure is partially limited by our ability to require a margin deposit from our major counterparties based upon the mark-to-market value of their net exposure. We are subject to margin deposit requirements under these same agreements. In addition, we are subject to similar margin deposit requirements for our NYMEX counterparties related to our net exposures.

The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) equity volumes are less than expected, (ii) our customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) our OTC counterparties fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in these prices.

We hedged a portion of our estimated equity volumes of gas and NGLs in 1999, particularly in the first quarter, at pricing levels approximating our 1999 operating budget. Our equity hedging strategy establishes a minimum and maximum price while allowing market participation between these levels. As of March 31, 1999 we had hedged approximately 76% of our anticipated equity gas for 1999 at a weighted average NYMEX equivalent minimum price of $2.00 per Mcf. Additionally, we have hedged approximately 77% of our anticipated equity NGLs for 1999 at a weighted average composite Mont Belvieu and West Texas Intermediate crude oil equivalent minimum price of $.23 per gallon.

At March 31, 1999, we had $50,000 of losses deferred in inventory that will be recognized over the remainder of 1999, and will be offset by margins from our related forward fixed price hedges and physical sales. At March 31, 1999, we had unrecognized net losses of $432,000 related to financial instruments that were offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters ended March 31, 1999 and 1998 were not material.

Year 2000

We have made a comprehensive review of our computer systems to identify the systems that could be affected by the Year 2000 issue and are in the process of identifying and making the appropriate modifications to these computer systems. We have: (i) created a Year 2000 awareness program to educate employees; (ii) compiled an inventory of all systems; (iii) developed system test plans as appropriate; and (iv) began the testing and remediation as required for both information and non-information technology systems. Additionally, we have initiated a program under which we survey our business counterparties periodically regarding their Year 2000 conversion and contingency plans. Currently, we anticipate spending approximately $1.5 million, of which approximately 67% is currently committed, for remediation purposes, which are primarily consisting of hardware and operating system upgrades. We have incurred and will continue to incur internal staff costs as well as some consulting and other expenses, which have been and are expected to continue to be immaterial. We anticipate our Year 2000 conversion project to be substantially completed by October 1999. Currently, we believe our most significant risk for the Year 2000 issue is that the systems of other companies on which we rely will not be Year 2000 compliant and that any failure to convert by another company will have an adverse effect on our results of operations or financial position. In order to mitigate this risk, we continue to develop contingency plans and are surveying our vendors and customers to verify the status of their conversion and contingency plans.

Principal Facilities

The following tables provide information concerning our principal facilities at March 31, 1999. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as its other facilities.

                                                                                         Average for the Three Months Ended
                                                                                                     March 31, 1999
                                                      Gas              Gas        --------------------------------------------------
                                                   Gathering       Throughput          Gas                Gas               NGL
                                   Year Placed      Systems         Capacity        Throughput        Production         Production
      Plant Facilities (1)         In Service      Miles(2)        (MMcf/D)(2)     (MMcf/D)(3)        (MMcf/D)(4)       (MGal/D)(5)
---------------------------------  -----------  ---------------  ---------------  --------------  -------------------   ------------

Southern Region:
 Texas
  Bethel Treating (6)............         1997            86             350              70                   66               -
  Giddings Gathering(14).........         1979           661              80              46                   32              68
  Gomez Treating.................         1971           385             280             108                  101               -
  Midkiff/Benedum................         1955         2,139             165             139                   94             836
  Mitchell Puckett Gathering.....         1972            86             120             107                   70               2
  MiVida Treating (6)............         1972           289             150              48                   46               -
  Rosita Treating................         1973             -              60              39                    -               -
 Louisiana
  Black Lake.....................         1966            56              75              12                    7              17
  Toca (7)(8)....................         1958             -             160              66                   62              56
 Northern Region:
 Wyoming
  Coal Bed Methane
   Gathering.....................         1990           389             105             107                   85               -
  Granger (7)(9)(10).............         1987           448             235             155                  142             156
  Hilight Complex (7)............         1969           622              80              25                   20              73
  Kitty/Amos Draw (7)............         1969           313              17              12                    9              48
  Lincoln Road (10)..............         1988           149              50              24                   22              22
  Newcastle......................         1981           146               5               2                    1              16
  Red Desert.....................         1979           111              42              18                   16              31
  Reno Junction (9)..............         1991             -               -               -                    -              51
Oklahoma
  Arkoma.........................         1985            72               8               5                    5               -
  Chaney Dell....................         1966         2,050             180              61                   47             203
  Westana........................         1986           791              45              69                   60              45
 New Mexico
  San Juan River (6).............         1955           149              60              25                   21              16
 Utah
  Four Corners Gathering.........         1988           104              15               3                    3               9
                                                       -----           -----           -----                  ---           -----
   Total.........................                      9,046           2,282           1,141                  909           1,649
                                                       =====           =====           =====                  ===           =====



                                                                                                 Average for the
                                                                                                Three Months Ended
                                                                                                  March 31, 1999
                                                Interconnect                                      ---------------
                                                    and          Gas Storage       Pipeline             Gas
    Storage and                    Year Placed  Transmission      Capacity         Capacity         Throughput
    Transmission Facilities (1)    In Service     Miles(2)        (Bcf)(2)        (MMcf/D)(2)       (MMcf/D)(3)
---------------------------------  -----------  ------------     -----------      ----------      ---------------
Katy Facility (11)(14)...........         1994            17              20               -                  241
MIGC (12)(15)....................         1970           245               -             130                  153
MGTC (13)........................         1963           252               -              18                   14
                                                       -----           -----           -----                  ---
  Total..........................                        514              20             148                  408
                                                       =====           =====           =====                  ===

Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of March 31, 1999.
(3) Gas throughput capacity is as of March 31, 1999 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We and our joint venture partner at the Lincoln Road facility have agreed to process such gas at our Granger facility so long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between January 1999 and March 1999.
(11) Hub and gas storage facility.
(12) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(13) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(14) On April 30, 1999 we sold both of these facilities.
(15) Pipeline capacity represents capacity at the Powder River junction only and it does not include northern delivery points.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
   McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882.

McMurry Oil Company and certain other producers (collectively, "McMurry") filed suit against TBI Exploration, Inc. ("TBI"), Mountain Gas Resources, Inc., our wholly-owned subsidiary ("Mountain Gas") and Wildhorse Energy Partners, LLC ("Wildhorse"). The central dispute in this case concerns certain preferential rights which are set forth in a December 23, 1991 Lease Participation Agreement (the "Participation Agreement") entered into by Presidio Exploration, Inc. ("Presidio") and McMurry. The Participation Agreement granted Presidio a call on certain gas and the right to match offers for gathering and/or purchasing gases (collectively, the "Preferential Rights"). There is a dispute between McMurry and Mountain Gas as to whether any Preferential Rights exist and, if they do, whether Mountain Gas has exercised the Preferential Rights and whether McMurry has tendered all third-party offers to Mountain Gas in order to allow Mountain Gas to determine if it wishes to exercise the Preferential Rights. In addition, McMurry and Mountain Gas dispute the extent of the Preferential Rights. There is also a dispute as to who owns the Preferential Rights contained in the Participation Agreement which consolidated Presidio Oil Company's and it's gathering, processing, and marketing business into Mountain Gas. In November 1998, the Wyoming District Court granted summary judgment on all claims in favor of McMurry and against Mountain Gas, TBI and Wildhorse (with the exception of Mountain Gas' third-party claim against Jonah Gas Gathering Company). In early 1999, McMurry, TBI and Wildhorse settled their claims and crossclaims and TBI and Wildhorse were dismissed. The allegation of Mountain Gas' liability to McMurry for Mountain Gas' slander of title and its intentional interference with contract has been set for trial beginning May 10, 1999. At the present time, it is not possible to express an opinion as to the likely outcome of this litigation or to estimate the amount of potential damages.

   Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97- WM-1332.

Berco Resources, Inc. is an independent producer and marketer of natural gas and alleges that it owns or has the right to produce and sell natural gas in the Temple/Tioga Area in North Dakota. Berco alleges that Amerada Hess engaged in unlawful monopolization under Section 2 of the Sherman Act and Section 7 of the Clayton Act by acquiring natural gas gathering and producing facilities owned by us. Berco alleges that we, along with Amerada Hess have conspired, through the purchase and sale of our facilities in the Temple/Tioga Area, to create a monopoly affecting an appreciable amount of interstate commerce in violation of Sections 1 and 2 of the Sherman Act. Berco seeks an award against Amerada Hess and us of threefold the amount of damages actually sustained by Berco, in an amount to be determined at trial, and/or divestiture of the assets which Amerada Hess acquired, for an order restraining and enjoining us and Amerada Hess from violating the antitrust laws, and for costs, attorney fees and interest. We believe that we have meritorious defenses to the claims and will vigorously defend such claims. At the present time it is not possible to predict the outcome of this litigation or to estimate the amount of potential damages.

   Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of our tax returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such tax returns that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, we would incur an interest charge as a result of such adjustments. We are currently protesting certain of these proposed adjustments. In the opinion of management, any proposed adjustments for the additional income taxes and interest that may result would not be material. However, it is reasonably possible that the ultimate resolution could result in an amount which differs materially from management's estimates.

   Other

We are involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims, will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

     10.20 Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.21 Amended and Restated Note Purchase Agreement dated April 28, 1999 by and among Western Gas Resources, Inc. and the purchasers identified in the original agreement dated November 29, 1995.

     10.22 Letter Amendment No. 2 dated March 31, 1999 to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on May 11, 1999 with the Securities and Exchange Commission to notify our stockholders of the disposition of our Katy Hub and Gas Storage Facility and the disposition of our Giddings gathering system.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 13, 1999                    By: /s/ LANNY F. OUTLAW
                                          ---------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: May 13, 1999                    By: /s/WILLIAM J. KRYSIAK
                                          ---------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)