Form 10-Q
period 1999-06-30
WESTERN GAS RESOURCES INC
filed 1999-08-13
CIK 856716

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _________________

                         Commission file number 1-10389
                                                -------


                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                     84-1127613
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

12200 N. Pecos Street, Denver, Colorado                      80234-3439
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

On August 1, 1999, there were 32,147,993 shares of the registrant's Common Stock outstanding.


================================================================================

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents


PART I - Financial Information                                              Page
------------------------------                                              ----

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheet - June 30, 1999 and December 31, 1998..  3

          Consolidated Statement of Cash Flows - Six months ended
          June 30, 1999 and 1998............................................  4

          Consolidated Statement of Operations - Three and Six months ended
          June 30, 1999 and 1998............................................  5

          Consolidated Statement of Changes in Stockholders' Equity -
          Six months ended June 30, 1999....................................  6

          Notes to Consolidated Financial Statements........................  7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 17

PART II - Other Information
---------------------------

  Item 1. Legal Proceedings................................................. 21

  Item 4. Submission of Matters to a Vote of Security Holders............... 22

  Item 6. Exhibits and Reports on Form 8-K.................................. 22

Signatures.................................................................. 23

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                             June 30,     December 31,
                                                                                               1999           1998
  ASSETS                                                                                    -----------   ------------
  ------                                                                                    (Unaudited)

Current assets:
 Cash and cash equivalents...............................................................   $   11,298      $    4,400
 Trade accounts receivable, net..........................................................      195,273         233,574
 Product inventory.......................................................................       17,379          46,207
 Parts inventory.........................................................................        9,917          10,153
 Other...................................................................................           58           2,951
                                                                                            ----------      ----------
  Total current assets...................................................................      233,925         297,285
                                                                                            ----------      ----------
Property and equipment:
 Gas gathering, processing, storage and transmission.....................................      768,832         952,531
 Oil and gas properties and equipment....................................................      128,998         111,602
 Construction in progress................................................................       77,945          87,943
                                                                                            ----------      ----------
                                                                                               975,775       1,152,076
 Less:  Accumulated depreciation, depletion and amortization.............................     (285,534)       (305,589)
                                                                                            ----------      ----------
  Total property and equipment, net......................................................      690,241         846,487
                                                                                            ----------      ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $30,258 and
  $29,978, respectively).................................................................       37,898          41,263
 Other...................................................................................       42,527          34,342
                                                                                            ----------      ----------
  Total other assets.....................................................................       80,425          75,605
                                                                                            ----------      ----------
Total assets.............................................................................   $1,004,591      $1,219,377
                                                                                            ==========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
 Accounts payable........................................................................   $  210,715      $  245,315
 Accrued expenses........................................................................       22,226          31,727
 Dividends payable.......................................................................        4,217           4,217
                                                                                            ----------      ----------
   Total current liabilities.............................................................      237,158         281,259
Long-term debt...........................................................................      216,833         504,881
Senior subordinated debt.................................................................      155,000               -
Deferred income taxes payable............................................................       37,393          48,021
                                                                                            ----------      ----------
  Total liabilities......................................................................      646,384         834,161
                                                                                            ----------      ----------
Commitments and contingent liabilities...................................................            -               -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000,000 aggregate liquidation preference)........................................          140             140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000,000 aggregate liquidation preference)...........................          276             276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,173,009 shares issued
  and oustanding.........................................................................        3,217           3,217
 Treasury stock, at cost, 25,016 shares..................................................         (788)           (788)
 Additional paid-in capital..............................................................      397,344         397,344
 Accumulated deficit.....................................................................      (42,447)        (17,075)
 Accumulated other comprehensive income..................................................        1,349           3,053
 Notes receivable from key employees secured by common stock.............................         (884)           (951)
                                                                                            ----------      ----------
  Total stockholders' equity.............................................................      358,207         385,216
                                                                                            ----------      ----------
Total liabilities and stockholders' equity...............................................   $1,004,591      $1,219,377
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                    (000s)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          ---------------------------
                                                                                              1999           1998
                                                                                          ------------   ------------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income.............................................................................   $   (16,940)   $    10,540
Add income items that do not affect working capital:
 Depreciation, depletion and amortization..............................................        24,755         29,328
 Deferred income taxes.................................................................       (10,344)         9,680
 (Gain) loss on the sale of property and equipment.....................................        21,717        (14,813)
 Other non-cash items, net.............................................................        (1,371)           778
Adjustments to working capital to arrive at net cash (used in) provided by operating activities:
 Decrease in trade accounts receivable.................................................        38,301         50,907
 Increase in product inventory.........................................................        28,828        (36,457)
 (Increase) decrease in parts inventory................................................           236           (267)
 Increase in other current assets......................................................         2,893           (579)
 Decrease in other assets and liabilities, net.........................................         1,000            558
 Decrease in accounts payable..........................................................       (35,595)       (94,310)
 Decrease in accrued expenses..........................................................        (9,732)        (6,950)
                                                                                          -----------    -----------
Net cash (used in) provided by operating activities....................................        43,748        (51,585)
                                                                                          -----------    -----------
Cash flows from investing activities:
 Purchase of property and equipment....................................................       (34,247)       (51,838)
 Proceeds from the dispositions of property and equipment..............................       148,100         22,250
 Contributions to equity investees.....................................................          (100)          (729)
                                                                                          -----------    -----------
Net cash used in investing activities..................................................       113,753        (30,317)
                                                                                          -----------    -----------
Cash flows from financing activities:
 Net proceeds from exercise of common stock options....................................             -             23
 Proceeds from issuance of long-term debt..............................................       155,000              -
 Debt issue costs paid.................................................................        (9,124)            (2)
 Payments on revolving credit facility.................................................    (1,815,300)    (1,355,500)
 Borrowings under revolving credit facility............................................     1,611,300      1,443,200
 Payments on long-term debt............................................................       (84,047)        (7,143)
 Dividends paid........................................................................        (8,432)        (8,435)
                                                                                          -----------    -----------
Net cash provided by financing activities..............................................      (150,603)        72,143
                                                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents...................................         6,898         (9,759)
Cash and cash equivalents at beginning of period.......................................         4,400         19,777
                                                                                          -----------    -----------
Cash and cash equivalents at end of period.............................................   $    11,298    $    10,018
                                                                                          ===========    ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (000s, except share and per share amounts)


                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
                                                           ---------------------------   ---------------------------
                                                               1999           1998           1999           1998
                                                           ------------   ------------   ------------   ------------
Revenues:
 Sale of residue gas....................................   $   364,371    $   378,345    $   715,055    $   804,972
 Sale of natural gas liquids............................        76,206        108,866        139,854        232,624
 Processing, transportation and storage revenue.........        13,246         10,656         24,319         21,991
 Other, net.............................................       (19,383)         2,904        (15,283)        21,639
                                                           -----------    -----------    -----------    -----------
   Total revenues.......................................       434,440        500,771        863,945      1,081,226
                                                           -----------    -----------    -----------    -----------
Costs and expenses:
 Product purchases......................................       413,813        454,995        795,178        962,282
 Plant operating expense................................        14,054         18,592         33,519         38,847
 Oil and gas exploration and production expense.........         1,825          1,603          3,683          2,995
 Depreciation, depletion and amortization...............        11,197         14,826         24,755         29,328
 Selling and administrative expense.....................         8,137          6,783         15,952         14,907
 Interest expense.......................................         7,010          8,140         15,753         16,296
                                                           -----------    -----------    -----------    -----------
   Total costs and expenses.............................       456,036        504,939        888,840      1,064,655
                                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes.......................       (21,596)        (4,168)       (24,895)        16,571

Provision (benefit) for income taxes:
 Current................................................         1,032           (860)         1,282         (3,649)
 Deferred...............................................        (8,971)          (663)       (10,344)         9,680
                                                           -----------    -----------    -----------    -----------
   Total provision (benefit) for income taxes...........        (7,939)        (1,523)        (9,062)         6,031
                                                           -----------    -----------    -----------    -----------
Income (loss) before extraordinary items................       (13,657)        (2,645)       (15,833)        10,540
Extraordinary charge for early extinguishment of debt,
 net of tax benefit of $................................        (1,107)             -         (1,107)             -
                                                           -----------    -----------    -----------    -----------
Net income (loss).......................................       (14,764)        (2,645)       (16,940)        10,540
Preferred stock requirements............................        (2,610)        (2,610)        (5,220)        (5,220)
                                                           -----------    -----------    -----------    -----------
Income (loss) attributable to common stock..............   $   (17,374)   $    (5,255)   $   (22,160)   $     5,320
                                                           ===========    ===========    ===========    ===========
Income (loss) per share of common stock.................   $      (.54)   $      (.16)   $      (.69)   $       .17
                                                           ===========    ===========    ===========    ===========
Weighted average shares of common stock outstanding.....    32,147,993     32,147,499     32,147,993     32,147,035
                                                           ===========    ===========    ===========    ===========
Income (loss) per share of common stock -
 assuming dilution......................................   $      (.54)   $      (.16)   $      (.69)   $       .17
                                                           ===========    ===========    ===========    ===========
Weighted average shares of common stock outstanding -
 assuming dilution......................................    32,147,993     32,149,859     32,147,993     32,149,885
                                                           ===========    ===========    ===========    ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)

                                          Shares of
                          Shares of        $2.625                          Shares                          $2.625
                           $2.28          Cumulative                      Of Common        $2.28         Cumulative
                         Cumulative      Convertible         Shares         Stock        Cumulative      Convertible
                         Preferred        Preferred         of Common        in          Preferred        Preferred        Common
                           Stock            Stock             Stock       Treasury         Stock            Stock          Stock
                        -----------     ------------      ------------   ----------     -----------     ------------      --------
Balance at
December 31, 1998...      1,400,000        2,760,000        32,147,993      25,016        $  140         $    276         $  3,217

Comprehensive
Income:

Net loss............              -                -                 -           -             -                 -               -


Foreign Currency
Translation.........              -                -                 -           -             -                 -               -

Comprehensive
Income
Dividends:

Dividends declared
on common stock.....              -                -                 -           -             -                 -               -

Dividends declared
on $2.28 cumulative
preferred stock.....              -                -                 -           -             -                 -               -

Dividends declared
on $2.625 cumulative
convertible
preferred stock.....              -                -                 -           -             -                 -               -

Loans forgiven......              -                -                 -           -             -                 -               -
                        -----------     ------------      ------------   ---------       -------         ---------        --------
Balance at
June 30, 1999.......      1,400,000        2,760,000        32,147,993      25,016       $   140         $     276        $  3,217
                        ===========     ============      ============   =========       =======         =========        ========

                                                                         Accumulated        Notes          Total
                                          Additional                        Other        Receivable        Stock-
                          Treasury         Paid-in         Accumulated  Comprehensive     from Key        holders'
                           Stock           Capital           Deficit       Income         Employees        Equity
                        -----------     ------------      ------------   ------------   -----------     ------------
Balance at
December 31, 1998...     $     (788)     $   397,344       $   (17,075)   $  3,053       $    (951)     $   385,216

Comprehensive
Income:

Net loss............              -                -           (16,940)          -               -          (16,940)

Foreign currency
translation.........              -                -                 -      (1,704)              -           (1,704)
                                                                                                        -----------

Comprehensive
Income..............                                                                                        (18,644)
                                                                                                        -----------

Dividends declared
on common stock.....              -                -            (3,214)          -               -           (3,214)

Dividends declared
on $2.28 cumulative
preferred stock.....              -                -            (1,596)          -               -           (1,596)

Dividends declared
on $2.625 cumulative
convertible
preferred stock.....              -                -            (3,622)          -               -           (3,622)

Loans forgiven......              -                -                 -           -              67               67
                        -----------     ------------      ------------   ---------      ----------      -----------
Balance at
June 30, 1999.......    $      (788)    $    397,344      $    (42,447)  $   1,349      $     (884)     $   358,207
                        ===========     ============      ============   =========      ==========      ===========

                   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998. The interim consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

Certain prior year amounts in the interim consolidated financial statements and notes have been reclassified to conform to the presentation used in 1999.

   SALE OF SENIOR SUBORDINATED DEBT

In June 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement. These notes bear interest at 10% and were priced at 99.225% to yield 10.125%. We received net proceeds of approximately $150.0 million from the offering of these notes, after deducting underwriters' discounts and estimated expenses of the offering. We applied a portion of the net proceeds to repay approximately $33.3 million of outstanding indebtedness under the Master Shelf agreement, on which pre-tax make-whole payments of $1.1 million were also paid. The remaining proceeds of approximately $115.6 million were used to repay a portion of the outstanding indebtedness under our Revolving Credit Facility.

   Extraordinary Item - Early Extinguishment of Debt

In addition to the $1.1 million make-whole payment incurred in connection with the repayments under the Master Shelf agreement, we incurred an additional $700,000 in fees and expenses related to these prepayments as well as prepayments of a portion of the 1995 Senior Notes and the prepayment of the 1993 Senior Notes. The total costs incurred of approximately $1.8 million, net of a tax benefit of $700,000, are reflected as an extraordinary loss on early extinguishment of debt in the second quarter of 1999. The net extraordinary loss of $1.1 million resulted in an increase of loss per share of common stock - assuming dilution of $.03.

   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $5.2 million, respectively, for both of the three and six month periods ended June 30, 1999 and 1998. Common stock options, which are potential common shares, were anti-dilutive for the three and six month periods ended June 30, 1999 and were not included in the calculation of earnings per share. For the three and six month periods ended June 30, 1998, common stock options had a dilutive effect on earnings and increased the weighted average shares of common stock outstanding by 2,360 and 2,850, respectively. The numerators and the denominators for the three and six month periods ended June 30, 1999 and 1998, are not adjusted to reflect the Company's outstanding $2.625 Cumulative Convertible Preferred Stock. These shares are antidilutive as the incremental shares available upon conversion result in an increase in earnings per share after giving effect to the dividend requirements.

   ASSET SALES

Giddings. In April 1999, we sold our Giddings gathering system in Texas to GPM Gas Corporation, a business unit of Phillips Petroleum Company. This transaction had an effective date of January 1, 1999. The proceeds from this sale were $36.0 million. This sale resulted in an approximate pre-tax loss of $6.6 million in the second quarter of 1999, subject to final accounting adjustment.

Katy. Effective April 30, 1999, we sold all the stock of our wholly-owned subsidiary, Western Gas Resources Storage, Inc., to the Aquila Energy Corporation, a business unit of Utilicorp United, for gross proceeds of $100.0 million. The sole asset of this subsidiary was the Katy Hub and Gas Storage Facility. This transaction resulted in an approximate pre-tax loss of $16.6 million, in the second quarter of 1999, subject to final accounting adjustments. In April 1999, we also sold 5.1 Bcf of stored gas in the Katy facility to the same purchaser for total sales proceeds of $11.7 million, which approximated our cost of the inventory. To meet the needs of our marketing operations, we will continue to contract for storage capacity. Accordingly, we entered into a long-term agreement with the purchaser for approximately 3 Bcf of storage capacity at market rates.

MiVida. In June 1999, we sold our MiVida treating facility for gross proceeds of $12.0 million. This transaction resulted in an approximate pre-tax gain of $1.2 million in the second quarter of 1999 subject to final accounting adjustments.

The proceeds from all of these sales were used to reduce borrowings outstanding under the Revolving Credit Facility.

   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $16.7 million and $20.5 million, respectively, for the six months ended June 30, 1999 and 1998.

No income taxes were paid for the six months ended June 30, 1999 and 1998, respectively.

SEGMENT REPORTING

We operate in four principal business segments, as follows: Gas Gathering and Processing, Producing Properties, Marketing and Transmission. These segments are separately monitored by management for performance against its internal forecasts and are consistent with our internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

The Gas Gathering and Processing segment connects producers' wells to its gathering systems for delivery to its processing or treating plants, processes the natural gas to extract NGLs and treats the natural gas in order to meet pipeline specifications. The residue gas and NGLs extracted at the processing facilities are sold by the Marketing segment.

The activities of the Producing Properties segment include the exploration and development of oil and gas producing properties in basins where our facilities are located. The majority of the gas and oil produced from these properties is sold by the Marketing segment.

The Marketing segment buys and sells gas and NGLs nationwide and in Canada, providing storage, transportation, scheduling, peaking and other services to our customers. In addition, this segment also markets gas and NGLs produced by our facilities. The gains and losses from any hedges on equity gas and NGL volumes are included in this segments results. The operations associated with the Katy Facility and the loss from the sale of this facility are included in the Marketing segment, as are our Canadian marketing operations (which are immaterial for separate presentation).

The Transmission segment reflects the operations of our MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

The following table sets forth our segment information as of and for the three and six month periods ended June 30, 1999 and 1998 (in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.

                                           Gas
                                        Gathering                                                       Elim-
                                           and       Producing                 Trans-                  inating
                                        Processing   Properties   Marketing    mission    Corporate    Entries       Total
                                        ----------   ----------   ---------   ---------   ---------   ---------    ----------
Three months ended June 30, 1999
Revenues from unaffiliated
customers.............................    $ 11,906    $    549     $441,149    $ 1,897     $   254    $     (15)   $  455,740
Interest income.......................           -           -           22          -       6,255       (6,197)           80
Other, net............................      (4,897)          -      (16,483)         -           -            -       (21,380)
Intersegment sales....................      87,648       7,067       20,951      4,083           -     (119,749)            -
                                          --------    --------     --------    -------     -------    ---------    ----------
Total revenues........................      94,657       7,616      445,639      5,980       6,509     (125,961)      434,440
                                          --------    --------     --------    -------     -------    ---------    ----------
Product purchases.....................      68,716         451      461,983      1,595        (172)    (118,760)      413,813
Plant operating expense...............      11,381         504          561      1,642         994       (1,028)       14,054
Oil and gas exploration
and production expense................           -       1,821            -          -           4            -         1,825
                                          --------    --------     --------    -------     -------    ---------    ----------
Operating profit......................    $ 14,560    $  4,840     $(16,905)   $ 2,743     $ 5,683    $  (6,173)   $    4,748
                                          ========    ========     ========    =======     =======    =========    ==========
Depreciation, depletion and
amortization..........................                                                                                 11,197
Interest expense......................                                                                                  7,010
Selling and administrative expense....                                                                                  8,137
                                                                                                                   ----------
Income (loss) before income taxes.....                                                                             $  (21,596)
                                                                                                                   ==========
Identifiable assets...................    $510,070    $ 95,226     $     94    $67,993     $36,758    $       -    $  710,141
                                          ========    ========     ========    =======     =======    =========    ==========

                                           Gas
                                        Gathering                                                       Elim-
                                           and       Producing                 Trans-                  inating
                                        Processing   Properties   Marketing    mission    Corporate    Entries       Total
                                        ----------   ----------   ---------   ---------   ---------   ---------    ----------
Three months ended June 30, 1998
Revenues from unaffiliated
customers............................     $  8,934    $    510     $489,311    $ 1,028     $    253   $     351    $  500,387
Interest income......................            -           -            -          -       12,558     (12,509)           49
Other, net...........................          274         295         (218)       (16)           -           -           335
Intersegment sales...................      114,397       6,354       25,096      2,853            -    (148,700)            -
                                          --------    --------     --------    -------     --------   ---------    ----------
Total revenues.......................      123,605       7,159      514,189      3,865       12,811    (160,858)      500,771
                                          --------    --------     --------    -------     --------   ---------    ----------
Product purchases....................       90,599         351      510,177       (534)        (578)   (145,020)      454,995
Plant operating expense..............       15,787         547        1,516      2,984        1,018      (3,260)       18,592
Oil and gas exploration
and production expense...............           (1)      1,591            4          -            3           6         1,603
                                          --------    --------     --------    -------     --------   ---------    ----------
Operating profit.....................     $ 17,220    $  4,670     $  2,492    $ 1,415     $ 12,368   $ (12,584)   $   25,581
                                          ========    ========     ========    =======     ========   =========    ==========
Depreciation, depletion and
amortization.........................                                                                                  14,826
Interest expense.....................                                                                                   8,140
Selling and administrative expense...                                                                                   6,783
                                                                                                                   ----------
Income (loss) before income taxes....                                                                              $   (4,168)
                                                                                                                   ==========
Identifiable assets..................     $681,841    $119,757     $120,470    $53,234     $ 29,847   $       -    $1,005,149
                                          ========    ========     ========    =======     =======    =========    ==========

                                           Gas
                                        Gathering                                                       Elim-
                                           and       Producing                 Trans-                  inating
                                        Processing   Properties   Marketing    mission    Corporate    Entries       Total
                                        ----------   ----------   ---------   ---------   ---------   ----------   ----------
Six months ended June 30, 1999
Revenues from unaffiliated
customers.............................    $ 23,131    $  1,080    $  855,451    $ 3,696    $  1,722    $     (29)  $  885,051
Interest income.......................           1           -            24          -      13,308      (13,190)         143
Other, net............................      (4,789)          -       (16,460)         -           -            -      (21,249)
Intersegment sales....................     163,205      13,083        38,940      8,182           -     (223,410)           -
                                          --------    --------    ----------    -------    --------    ---------   ----------
Total revenues........................     181,548      14,163       877,955     11,878      15,030     (236,629)     863,945
                                          --------    --------    ----------    -------    --------    ---------   ----------
Product purchases.....................     127,799         899       889,180        518      (1,501)    (221,717)     795,178
Plant operating expense...............      24,920       1,002         1,673      5,371       1,916       (1,363)      33,519
Oil and gas exploration
and production expense................           -       3,597           (44)         -         130            -        3,683
                                          --------    --------    ----------    -------    --------    ---------   ----------
Operating profit......................    $ 28,829    $  8,665    $  (12,854)   $ 5,989    $ 14,485    $ (13,549)  $   31,565
                                          ========    ========    ==========    =======    ========    =========   ==========
Depreciation, depletion and
amortization..........................                                                                                 24,755
Interest expense......................                                                                                 15,753
Selling and administrative expense....                                                                                 15,952
                                                                                                                   ----------
Income (loss) before income taxes.....                                                                             $  (24,895)
                                                                                                                   ==========
Identifiable assets...................    $510,070    $ 95,226    $       94    $67,993    $ 36,758    $       -   $  710,141
                                          ========    ========    ==========    =======    ========    =========   ==========

                                           Gas
                                        Gathering                                                       Elim-
                                           and       Producing                 Trans-                  inating
                                        Processing   Properties   Marketing    mission    Corporate    Entries       Total
                                        ----------   ----------   ---------   ---------   ---------   ----------   ----------
Six months ended June 30, 1998
Revenues from unaffiliated
customers.............................    $ 17,951    $    860    $1,041,419    $ 3,320    $    346    $     548   $1,064,444
Interest income.......................           -           -             -          -      19,171      (18,421)         750
Other, net............................      15,397         703           (52)       (16)          -            -       16,032
Intersegment sales....................     225,303      13,337        43,934      5,488           -     (288,062)           -
                                          --------    --------    ----------    -------    --------    ---------   ----------
Total revenues........................     258,651      14,900     1,085,301      8,792      19,517     (305,935)   1,081,226
                                          --------    --------    ----------    -------    --------    ---------   ----------
Product purchases.....................     173,987         720     1,072,777         91      (2,030)    (283,263)     962,282
Plant operating expense...............      30,978       1,339         2,880      5,317       2,435       (4,102)      38,847
Oil and gas exploration
and production expense................          (1)      2,968             7          -           3           18        2,995
                                          --------    --------    ----------    -------    --------    ---------   ----------
Operating profit......................    $ 53,687    $  9,873    $    9,637    $ 3,384    $ 19,109    $ (18,588)  $   77,102
                                          ========    ========    ==========    =======    ========    =========   ==========
Depreciation, depletion and
amortization..........................                                                                                 29,328
Interest expense......................                                                                                 16,296
Selling and administrative expense....                                                                                 14,907
                                                                                                                   ----------
Income (loss) before income taxes.....                                                                             $   16,571
                                                                                                                   ==========
Identifiable assets...................    $681,841    $119,757    $  120,470    $53,234    $ 29,847    $       -   $1,005,149
                                          ========    ========    ==========    =======    ========    =========   ==========

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") with an effective date for fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 amended the earlier statement to defer the effective date one year. The statement will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact that SFAS No. 133 will have upon our financial statements. When required, we will comply with the accounting and reporting requirements of SFAS No. 133.

     LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors which have affected our consolidated financial condition and our results of operations for the three and six month periods ended June 30, 1999 and 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 1999. Reference should also be made to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate, could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998
(000s, except per share amounts and operating data).

                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                               ---------------------   Percent    -----------------------   Percent
                                                 1999        1998      Change       1999         1998       Change
                                               ---------   ---------   --------   ---------   -----------   -------
Financial results:
Revenues....................................   $434,440    $500,771        (13)   $863,945    $1,081,226       (20)
Gross profit................................     (6,449)     10,755         --       6,810        47,774       (86)
Net (loss) income...........................    (14,764)     (2,645)      (458)    (16,940)       10,540        --
Income (loss) per share of common stock.....       (.54)       (.16)      (238)       (.69)          .17        --
Income (loss) per share of common stock -
     assuming dilution......................       (.54)       (.16)      (238)       (.69)          .17        --
Net cash (used in) provided by
  operating activities......................   $ 31,087    $(35,269)        --    $ 43,748    $  (51,585)       --

Operating data:
Average gas sales (MMcf/D)..................      1,965       2,010         (2)      2,050         2,145        (4)
Average NGL sales (MGal/D)..................      2,785       4,620        (40)      2,905         4,640       (37)
Average gas prices ($/Mcf)..................   $   2.04    $   2.07         (1)   $   1.93    $     2.07        (7)
Average NGL prices ($/Gal)..................   $    .30    $    .26         15    $    .27    $      .27        --

Net income decreased $12.1 million and decreased $27.5 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease in net income for the second quarter was primarily due to losses of $13.9 million associated with the sales of the Giddings gathering systems and the Katy facility, severance charges associated with a corporate restructuring of $700,000 and an extraordinary loss on the early extinguishment of debt of $1.1 million. The decrease for the six month period was due to the aforementioned items in the second quarter of 1999 and the recognition of a $9.5 million gain on the sale of the Perkins facility in the first quarter of 1998.

Revenues from the sale of residue gas decreased approximately $14.0 million to $364.4 million for the quarter ended June 30, 1999 compared to the same period in 1998, as average gas sales volumes decreased 45 MMcf per day to 1,965 MMcf per day and average gas prices decreased $.03 per Mcf to $2.04 per Mcf. The decrease in sales volumes was primarily related to the reduction in the sale of residue gas purchased from third parties.

Revenues from the sale of residue gas decreased approximately $89.9 million to $715.1 million for the six months ended June 30, 1999 compared to the same period in 1998, as average gas sales volumes decreased 95 MMcf per day to 2,050 MMcf per day and average gas prices decreased $.14 per Mcf to $1.93 per Mcf. The decrease in sales volumes was primarily related to the reduction in the sale of residue gas purchased from third parties.

Included in the average gas price was approximately $609,000 of loss and $272,000 of loss, respectively, recognized for the three and six months ended June 30, 1999 related to futures positions on equity gas volumes. We have entered into futures positions for a portion of our equity gas for the remainder of 1999. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $32.7 million to $76.2 million for the quarter ended June 30, 1999 compared to the same period in 1998 as average NGL sales volumes decreased 1,835 MGal per day to 2,785 MGal per day although average NGL prices increased $.04 per gallon to $.30 per gallon. The decreases in sales volumes were related to a decrease in sales of NGLs purchased from third parties and a decrease in plant sales volumes. Plant sales volumes were largely affected by increased volumes taken in kind and curtailed drilling activity due to low oil prices by a producer behind Midkiff, and the sale of the Edgewood facility in the fourth quarter of 1998.

Revenues from the sale of NGLs decreased approximately $92.8 million to $139.9 million for the six months ended June 30, 1999 compared to the same period in 1998 as average NGL sales volumes decreased 1,735 MGal per day to 2,905 MGal per day and average NGL prices remained the same at $.27 per gallon. Plant sales volumes were largely affected by increased volumes taken in kind and curtailed drilling activity due to low oil prices by a producer behind Midkiff, and the sale of the Giddings and Edgewood facilities.

Included in the average NGL price was approximately $2.0 million of loss recognized for both the three and six months ended June 30, 1999 related to futures positions on equity volumes. We have entered into futures positions for a portion of our equity production for the remainder of 1999. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Other net revenue decreased $22.3 million and $36.9 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease for the three months ended June 30, 1999 is primarily due to the pre-tax net losses of $22.0 million on the sales of the Katy, Giddings and MiVida assets. The decrease for the six months ended June 30, 1999 is comprised of the aforementioned losses on asset sales in 1999 compounded by a $14.0 million pre-tax gain recognized on the sale of the Perkins facility in March 1998.

Product purchases decreased $41.2 million and decreased $167.1 million, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease in product purchases in both periods is primarily due to a decrease in sales volumes of product purchased from third parties. Overall product purchases as a percentage of residue gas and NGL sales increased 1% to 94% and remained the same at 93% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in the product purchase percentage in the second quarter of 1999 is due to a reduction in margins received on product purchased from third parties in part due to the sale of the Katy facility.

Plant operating expense decreased $4.5 million and $5.3 million, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decreases are primarily due to reductions in labor, increased operational efficiencies and asset sales.

Depreciation, depletion and amortization decreased $3.6 million and $4.6 million, for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease is primarily due to a reduction in depreciation of the Bethel facility resulting from an impairment charge recorded in the fourth quarter of 1998 and the sale of assets in 1998 and 1999.

Selling and administrative expense increased $1.4 million and $1.0 million, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increase was primarily related to severance payments associated with a restructuring of operating areas and the aforementioned asset sales.

Interest expense decreased $1.1 million and $543,000, for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease is due to lower debt balances outstanding. The lower debt balances resulted from application of the proceeds from the sales of assets in 1999 to reduce debt.

Liquidity and Capital Resources

Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of debt and equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1998, sources of liquidity included the sales of the Perkins facility and the Edgewood facility and related production. In the second quarter of 1999, we completed the sales of our Giddings, Katy and MiVida facilities. In connection with the sale of Katy, we sold gas held in storage at this facility. The total gross proceeds from these 1999 transactions were $160.0 million. We used the proceeds from these sales to reduce debt. Product prices, sales of inventory, our success in increasing the number and efficiency of our facilities and the volumes of natural gas processed by these facilities, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect all future net cash provided by operating activities. Additionally, our future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of our facilities and our ability to obtain financing at favorable terms.

We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities and complete our current capital expenditure program. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure such capital is restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of such alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any such financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for the remainder of 1999.

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

Our sources and uses of funds for the six months ended June 30, 1999 are summarized as follows (In thousands):

Sources of funds:
     Borrowings under revolving credit facility.................   $1,611,300
     Proceeds from the dispositions of property and equipment...      148,100
     Proceeds from issuance of long-term debt...................      155,000
     Net cash provided by operating activities..................       43,748
                                                                   ----------
       Total sources of funds...................................   $1,958,148
                                                                   ==========
Uses of funds:
     Payments related to long-term debt.........................   $1,908,471
     Capital expenditures.......................................       34,347
     Dividends paid.............................................        8,432
                                                                   ----------
       Total uses of funds......................................   $1,951,250
                                                                   ==========

Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
7.5 Bcf at an average cost of $1.94 per Mcf at June 30, 1999 compared to 18.5 Bcf at an average cost of $2.10 per Mcf at June 30, 1998 at our storage facilities. At June 30, 1999, we had hedging contracts in place for anticipated sales of approximately 6.5 Bcf of stored gas at a weighted average price of $2.26 per Mcf for the stored inventory.

We held NGLs in storage of 8,000 MGal, consisting primarily of propane and normal butane, at an average cost of $.28 per gallon and 50,000 MGal at an average cost of $.28 per gallon at June 30, 1999 and 1998, respectively, at
various third-party storage facilities.   At June 30, 1999, we had no
significant hedging contracts in place for anticipated sales of stored NGLs.

Capital Investment Program

Largely as a result of low commodity prices, primarily affecting NGL products, we have reduced our budget for capital expenditures in 1999 from the levels expended in 1997 and 1998. We expect capital expenditures related to existing operations to be approximately $67.0 million during 1999, consisting of the following: (i) approximately $39.6 million related to gathering, processing and pipeline assets, of which $6.3 million is for maintaining existing facilities;
(ii) approximately $24.6 million on exploration and production activities; and
(iii) approximately $2.8 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in Southwest Wyoming operations represent 53% and 22%, respectively, of the total 1999 budget. As of June 30, 1999, we have expended $34.3 million, consisting of the following: (i) $19.9 million for new connects, system expansions and asset consolidations; (ii) $2.2 million for maintaining existing facilities; (iii) $11.7 million for exploration and production activities; and (iv) $598,000 related to other miscellaneous items.

Powder River Basin - We continue to develop our Powder River basin coal bed methane natural gas gathering system and our coal seam gas reserves in Wyoming. We have acquired drilling rights on 830,000 gross acres (or 425,000 net acres) in the vicinity of known coal bed methane production. We and other operators in the area have established production from wells drilled to depths of 400 to 1,200 feet. Together with our partner, we expect to drill approximately 500 wells in 1999, of which approximately 225 have been drilled through June 30, 1999. All of which are on locations with proven, undeveloped reserves. The average drilling, completion and gathering cost for our coal bed methane wells is approximately $65,000 with proven reserves per well of approximately 320 MMcf. As deeper wells are drilled, the average cost per well is expected to increase. Production of coal bed methane from the Powder River basin has been expanding, and approximately 124 MMcf/D of gas volumes in the second quarter of 1999 were being produced by several operators in the area as compared to 61 MMcf/D in January 1998. Approximately 75% of this production is from acreage equally owned by our partner, Barrett Resources Corporation, and us. We transport most of the coal bed methane gas through our MIGC interstate pipeline located in Wyoming, for redelivery to gas markets in the Rocky Mountain and Midwest regions of the United States.

Current drilling schedules on federal acreage are being delayed subject to approval of an Environmental Impact Statement. In addition, the Wyoming Department of Environmental Quality and the Environmental Protection Agency are reviewing the water discharge and quality standards in the Powder River basin, and this review is causing a delay in the issuance of water disposal permits.
We believe that the conditions under which water disposal permits will be issued will be clarified within approximately 60 days. However, we can make no assurance that the conditions under which permits are granted will not impact the level of drilling or the timing of production.

In December 1998, we joined with other industry partners to form Fort Union Gas Gathering, L.L.C., which is currently constructing a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas produced in the Powder River basin. We own a 13% equity interest in Fort Union and are the construction manager and field operator. We expect this new gathering pipeline to have an initial capacity of approximately 450 MMcf/D of natural gas with expansion capability. This project is expected to be operational around the end of the third quarter of 1999.

Southwest Wyoming - The United States Geologic Survey estimates that the Greater Green River basin contains over 120 Tcf of unrecovered natural gas reserves.
Our facilities are located in the Southwest Wyoming portion of this basin. They include the Granger gathering and processing facility and our 72% ownership interest in the Lincoln Road gathering and processing facility. These facilities have a combined operational capacity of 225 MMcf/D and processed an average of 177 MMcf/D in the second quarter of 1999. We believe that as governmental drilling restrictions affecting a portion of our service area in this basin are removed in the fourth quarter of 1999, we may have the opportunity to expand these facilities in the year 2000.

Financing Facilities

Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. At June 30, 1999, $31.5 million was outstanding on this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At June 30, 1999, the interest rate payable on the facility was 6.5%. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% beginning September 30, 1999 through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a ratio of EBITDA, excluding certain non-recurring items, to interest and dividends on preferred stock as of the end of any fiscal quarter, for the four preceding fiscal quarters, of not less than 1.35 to 1.0 beginning June 30, 1999 and increasing to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of certain of our subsidiaries. We generally utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense, and we intend to continue such practice.

Master Shelf Agreement.   In December 1991, we entered into a Master Shelf
agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf agreement at June 30, 1999 are as indicated in the following table (dollars in thousands):


                              Interest      Final
   Issue Date         Amount    Rate       Maturity                   Principal Payments Due
-----------------    --------   ----   ----------------   -----------------------------------------------
October 27, 1992       $8,334   7.51%  October 27, 1999   single payment at maturity
October 27, 1992       25,000   7.99%  October 27, 2003   $8,333 on each of October 27, 2001 through 2003
December 27, 1993      25,000   7.23%  December 27, 2003  single payment at maturity
October 27, 1994       25,000   9.05%  October 27, 2001   single payment at maturity
October 27, 1994       25,000   9.24%  October 27, 2004   single payment at maturity
July 28, 1995          50,000   7.61%  July 28, 2007      $10,000 on each of July 28, 2003 through 2007
                     --------
                     $158,334
                     ========

In April 1999, effective January 1999, we amended our agreement with Prudential to reflect the following provisions. We are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, and a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter. A senior debt to capitalization ratio of 40% through March 2002 and 35% thereafter. This amendment also requires an EBITDA to interest ratio of not less than 1.75 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 1.75 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, we are prohibited from declaring or paying dividends that in the aggregate exceed the sum of $50 million plus 50% of consolidated net income earned after June 30, 1995, or minus 100% of a net loss, plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At June 30, 1999, approximately $27.0 million was available under this limitation. We presently intend to finance the $8.3 million payment due in October 1999 with amounts available under the Revolving Credit Facility. Borrowings under the Master Shelf agreement are guaranteed and secured via a pledge of the stock of certain of our subsidiaries.

In June 1999, we prepaid approximately $33.3 million of notes outstanding under the Master Shelf agreement with proceeds from the offering of the Subordinated Notes.

1995 Senior Notes. In 1995, we sold $42 million of Senior Notes, the 1995 Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, we prepaid $15 million of the principal amount outstanding on the 1995 Senior Notes at par. These payments were financed by a portion of the $37 million Bridge Loan described below and by amounts available under the Revolving Credit Facility. The remaining principal amount outstanding of $27 million is due in a single payment in December 2005. The 1995 Senior Notes are guaranteed and secured via a pledge of the stock of certain of our subsidiaries. This facility contains covenants similar to the Master Shelf agreement. In the second quarter of 1999, we posted letters of credit for a total of approximately $10.8 million for the benefit of the holders of the 1995 Senior Notes.

We are currently paying an annual fee of not more than .65% on the amounts outstanding on the Master Shelf agreement and the 1995 Senior Notes. This fee will continue until we have received an implied investment grade rating on our senior secured debt. On the portion of the 1995 Senior Notes for which a letter of credit is posted, this annual fee will not be due.

1993 Senior Notes. In 1993, we sold $50 million of 7.65% Senior Notes, the 1993 Senior Notes, to a group of insurance companies. Scheduled annual principal payments of $7.1 million on the 1993 Senior Notes were made on April 30 of 1997 and 1998. In February 1999, we prepaid $33.5 million of the total principal amounts outstanding of $35.6 million at par. These payments were financed by a portion of the $37 million Bridge Loan. We prepaid the remaining outstanding principal of $2.1 million in April 1999 with amounts available under the Revolving Credit Facility.

In connection with the repayments on the Master Shelf agreement, the 1995 Senior Notes and the 1993 Senior Notes, we incurred approximately $1.8 million of pre-tax yield maintenance and other charges. These charges are reflected as an extraordinary loss from early extinguishment of long-term debt in the second quarter of 1999.

Bridge Loan. In February 1999, in order to finance prepayments of amounts outstanding on the 1993 and 1995 Senior Notes, we entered into a Bridge Loan agreement in the amount of $37 million with our agent bank. This facility was paid in full in April 1999 with proceeds from the sale of the Katy facility.

Senior Subordinated Notes. In June 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement. The Subordinated Notes bear interest
at 10% and were priced at 99.225% to yield 10.125%.   These notes contain
maintenance covenants which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by certain of Western's subsidiaries. We anticipate completing an exchange offer for the Exchange Notes, which will be registered with the SEC for public trading, in the fourth quarter of 1999.

Covenant Compliance. Taking into account all the covenants contained in these agreements, we had approximately $97.0 million of available borrowing capacity at June 30, 1999. In the second quarter of 1999, we amended our various financing facilities providing for financial flexibility and covenant modifications and issued the Subordinated Notes. These amendments were needed given the depressed commodity pricing experienced in the industry in general and the disappointing results we have experienced at our Bethel Treating facility. We can provide no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to us. To strengthen our credit ratings and to reduce our overall debt outstanding, we will continue to dispose of non-strategic assets and investigate alternative financing sources including the issuance of public debt, project-financing, joint ventures and operating leases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

We hedged a portion of our estimated equity volumes of gas and NGLs in 1999, particularly in the first quarter, at pricing levels approximating our 1999 operating budget. Our equity hedging strategy establishes a minimum price while allowing varying levels of market participation above these levels. As of June 30, 1999, we had hedged approximately 71% of our anticipated equity gas for 1999 at a weighted average NYMEX equivalent minimum price of $2.00 per Mcf. Additionally, we have hedged approximately 77% of our anticipated equity NGLs for 1999 at a weighted average composite Mont Belvieu and West Texas Intermediate crude oil equivalent minimum price of $.23 per gallon.

At June 30, 1999, we had $28,000 of gains deferred in inventory that will be recognized over the remainder of 1999, and will be offset by margins from our related forward fixed price hedges and physical sales. At June 30, 1999, we had unrecognized net losses of $265,000 related to financial instruments that were offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters and six months ended June 30, 1999 and 1998 were not material.

Year 2000

We have made a comprehensive review of our computer systems to identify the systems that could be affected by the Year 2000 issue and are in the process of identifying and making the appropriate modifications to these computer systems. We have: (i) created a Year 2000 awareness program to educate employees; (ii) compiled an inventory of all systems; (iii) developed system test plans as appropriate; (iv) substantially completed the testing and remediation as required for both information and non-information technology systems; and (v) begun preparation of our contingency plans to minimize the impact of a Year 2000 related failure caused either internally or externally. Additionally, we have initiated a program under which we survey our business counterparties periodically regarding their Year 2000 conversion and contingency plans. Currently, we anticipate spending approximately $1.5 million, of which approximately 79% is currently committed, for remediation purposes, which is primarily consisting of hardware and operating system upgrades. We have incurred and will continue to incur internal staff costs as well as some consulting and other expenses, which have been and are expected to continue to be immaterial. We anticipate our Year 2000 conversion project to be substantially completed by October 1999. Currently, we believe our most significant risk for the Year 2000 issue is that the systems of other companies on which we rely will not be Year 2000 compliant and that any failure to convert by another company will have an adverse effect on our results of operations or financial position. In order to mitigate this risk, we continue to develop contingency plans and are surveying our vendors and customers to verify the status of their conversion and contingency plans.

Principal Facilities

The following tables provide information concerning our principal facilities at June 30, 1999. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as its other facilities.

                                                                                    Average for the Six Months Ended
                                                                                             June 30, 1999
                                                  Gas             Gas          -------------------------------------------
                                                Gathering      Throughput          Gas             Gas             NGL
                                 Year Placed     Systems        Capacity       Throughput      Production       Production
       Plant Facilities (1)      In Service      Miles(2)     (MMcf/D)(3)      (MMcf/D)(4)     (MMcf/D)(5)     (MGal/D)(5)
------------------------------   -----------    ---------     ------------     -----------     -----------     -----------
Southern Region:
 Texas
  Bethel Treating (6).........       1997            86            350               73               69               -
  Giddings Gathering(14)......       1979             -             80               48               31              66
  Gomez Treating..............       1971           385            280              109              101               -
  Midkiff/Benedum.............       1955         2,139            165              142               92             864
  Mitchell Puckett Gathering..       1972            86            120              109               71               2
  MiVida Treating (6)(16).....       1972             -            150               46               44               -
  Rosita Treating.............       1973             -             60               39                -               -
 Louisiana
  Black Lake..................       1966            56             75               11                6              17
  Toca (7)(8).................       1958             -            160               80               76              67
Northern Region:
 Wyoming
  Coal Bed Methane
   Gathering..................       1990           389            105              116               88               -
  Granger (7)(9)(10)..........       1987           464            235              154              138             246
  Hilight Complex (7).........       1969           622             80               20               16              65
  Kitty/Amos Draw (7).........       1969           313             17               12                8              48
  Lincoln Road (10)...........       1988           149             50               24               22              22
  Newcastle...................       1981           146              5                2                2              17
  Red Desert..................       1979           111             42               18               16              30
  Reno Junction (9)...........       1991             -              -                -                -              51
 Oklahoma
  Arkoma......................       1985            72              8                6                6               -
  Chaney Dell.................       1966         2,050            180               60               47             198
  Westana.....................       1986           799             45               68               58              66
 New Mexico
  San Juan River (6)..........       1955           140             60               26               20              20
 Utah
  Four Corners Gathering......       1988           104             15                3                4              11
                                                  -----          -----            -----              ---           -----
   Total......................                    8,111          2,282            1,166              915           1,790
                                                  =====          =====            =====              ===           =====

                                                                                                           Average for the
                                                                                                          Six Months Ended
                                                                                                           June 30, 1999
                                                                    Interconnect                          ----------------
                                                                        and              Pipeline               Gas
         Storage and                               Year Placed      Transmission         Capacity            Throughput
    Transmission Facilities (1)                    In Service         Miles(2)          (MMcf/D)(2)          (MMcf/D)(3)
----------------------------------                 -----------      ------------       -------------       ---------------
Katy Facility (11)(14)............                     1994                 -                   -                 244
MIGC (12)(15).....................                     1970               245                 130                 159
MGTC (13).........................                     1963               252                  18                  13
                                                                         ----                ----                ----
  Total...........................                                        497                 148                 416
                                                                         ====                ====                ====

Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company (50%); Newcastle (50%) and Coal Bed Methane Gathering (50%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of June 30, 1999.
(3) Gas throughput capacity is as of June 30, 1999 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Hub and Gas Storage Facility or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We and our joint venture partner at the Lincoln Road facility have agreed to process such gas at our Granger facility so long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility were temporarily suspended for the period between January 1999 and June 1999.
(11) Hub and gas storage facility.
(12) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(13) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(14) This facility was sold in April 1999.
(15) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.
(16) This facility was sold in May 1999.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882.

McMurry Oil Company, and certain other producers (collectively, "McMurry") filed suit against TBI Exploration, Inc. ("TBI"), Mountain Gas Resources, Inc., our wholly-owned subsidiary ("Mountain Gas") and Wildhorse Energy Partners, LLC ("Wildhorse"). The central dispute in this case concerns the ownership, nature and extent of a call on certain gas and the right to match offers for gathering and/or purchasing gas (collectively the "Preferential Rights"). In November 1998, the court granted summary judgment in favor of McMurry as to the ownership of the Preferential Rights. In early 1999, McMurry, TBI and Wildhorse settled their claims and crossclaims and as a result TBI and Wildhorse were dismissed from the case. Trial on the liability phase of the litigation between McMurray and Mountain Gas was held in May 1999 and judgment was rendered against Mountain Gas in June 1999, assessing liability for intentional interference of business expectancies and opportunities and a finding that such interference caused McMurry to forego or delay entry into these opportunities and further, that Mountain Gas' assertion of ownership of Preferential Rights were false and thereby disparaged McMurry's title and rights. The court ruled that McMurry was entitled to seek damages against Mountain Gas and that the damages may include punitive damages. McMurry has submitted damage claims in this matter of approximately $29 million, not including punitive damages. Mountain Gas has filed a motion to reconsider the applicability of punitive damages in this matter. A determination of the extent and amount of damages, including causation and mitigation, for McMurry's damage claims is set for a jury trial in September 1999. Mountain Gas believes the damage claims are excessive and unjustified and will vigorously defend its actions and the damage claims raised by McMurry in this matter. Under the terms of the court's order, Mountain Gas is not permitted to file any appeal until the damage claims have been litigated. Mountain Gas believes it has several grounds for appeal in this matter. At the present time, it is not possible to express an opinion as to the final outcome of this litigation or to estimate the final amount of damages, if any, to be assessed in this matter.

     Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332.

Berco Resources, Inc. is an independent producer and marketer of natural gas and alleges that it owns or has the right to produce and sell natural gas in the Temple/Tioga Area in North Dakota. Berco alleges that Amerada Hess engaged in unlawful monopolization under Section 2 of the Sherman Act and Section 7 of the Clayton Act by acquiring natural gas gathering and producing facilities owned by us. Berco alleges that we, along with Amerada Hess, have conspired, through the purchase and sale of our facilities in the Temple/Tioga Area, to create a monopoly affecting an appreciable amount of interstate commerce in violation of Sections 1 and 2 of the Sherman Act. Berco seeks an award against Amerada Hess and us of threefold the amount of damages actually sustained by Berco, in an amount to be determined at trial, and/or divestiture of the assets which Amerada Hess acquired, for an order restraining and enjoining us and Amerada Hess from violating the antitrust laws, and for costs, attorney fees and interest. We believe that we have meritorious defenses to the claims and will vigorously defend such claims. At the present time it is not possible to predict the outcome of this litigation or to estimate the amount of potential damages.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The following matters were voted on at our Annual Meeting of Stockholders held on May 21, 1999:

       Brion G. Wise and Richard B. Robinson were elected as Class One Directors to serve until their terms expire in 2002 and until their successors have been elected. A total of 29,444,281 and 29,434,445 shares, respectively, were voted for and 813,689 and 823,524 shares, respectively, were withheld for Brion G. Wise and Richard B. Robinson.

       The 1999 Stock Option Plan was approved by our stockholders. A total of 28,495,718 shares were voted for and 1,762,252 shares were withheld.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

            27     Financial Data Schedule

            28 Indenture between Western Gas Resources, Inc., and Guarantors to Chase Bank of Texas, National Association, Trustee for $225,000,000 Senior Subordinated Notes Due 2009, dated June 15, 1999

(b)  Reports on Form 8-K:

       A report on Form 8-K was filed on May 10, 1999 with the Securities and Exchange Commission to notify our stockholders of the disposition of our Katy Hub and Gas Storage Facility and the disposition of our Giddings gathering system in Texas.

       A report on Form 8-K was filed on May 25, 1999 with the Securities and Exchange Commission to notify our stockholders of the disposition of our MiVida Treating Plant and Gathering System.

       A report on Form 8-K was filed on May 27, 1999 with the Securities and Exchange Commission to notify our stockholders of the private offering of $155 million of Senior Subordinated Notes due 2009.

       A report on Form 8-K/A was filed on July 7, 1999 with the Securities and Exchange Commission. This amendment to the May 10, 1999 Form 8-K sets forth the required pro-forma financial information related to the disposition of assets.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: August 13, 1999                 By: /s/ LANNY F. OUTLAW
                                          -------------------------------------
                                          Lanny F. Outlaw
                                          President and Chief Operating Officer


Date: August 13, 1999                 By: /s/ WILLIAM J. KRYSIAK
                                          -------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)