Form 10-Q
period 1999-09-30
WESTERN GAS RESOURCES INC
filed 1999-11-15
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


                        Commission file number 1-10389
                                               -------



                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                        84-1127613
-------------------------------------                  -------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

12200 N. Pecos Street, Denver, Colorado                        80234-3439
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


On November 1, 1999, there were 32,152,731 shares of the registrant"s Common Stock outstanding.

================================================================================

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents


PART I - Financial Information                                              Page
------------------------------                                              ----

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheet - September 30, 1999 and December
           31, 1998........................................................   3

           Consolidated Statement of Cash Flows - Nine months ended
           September 30, 1999 and 1998.....................................   4

           Consolidated Statement of Operations - Three and nine months
           ended September 30, 1999 and 1998...............................   5

           Consolidated Statement of Changes in Stockholders' Equity -
           Nine months ended September 30, 1999............................   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  19


PART II - Other Information
---------------------------

  Item 1.  Legal Proceedings...............................................  23

  Item 4.  Submission of Matters to a Vote of Security Holders.............  24

  Item 6.  Exhibits and Reports on Form 8-K................................  24

Signatures.................................................................  25

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                September 30,   December 31,
                                                                                     1999           1998
                                                                                --------------  -------------
  ASSETS                                                                                  (Unaudited)
  ------
Current assets:
 Cash and cash equivalents....................................................     $    5,472     $    4,400
 Trade accounts receivable, net...............................................        220,069        233,574
 Product inventory............................................................         30,031         46,207
 Parts inventory..............................................................          9,952         10,153
 Other........................................................................              -          2,951
                                                                                   ----------     ----------
  Total current assets........................................................        265,524        297,285
                                                                                   ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission..........................        789,353        952,531
 Oil and gas properties and equipment.........................................        153,957        111,602
 Construction in progress.....................................................         47,343         87,943
                                                                                   ----------     ----------
                                                                                      990,653      1,152,076
 Less:  Accumulated depreciation, depletion and amortization..................       (297,628)      (305,589)
                                                                                   ----------     ----------
  Total property and equipment, net...........................................        693,025        846,487
                                                                                   ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $30,258 and
  $29,978, respectively)......................................................         37,390         41,263
 Other........................................................................         42,602         34,342
                                                                                   ----------     ----------
  Total other assets..........................................................         79,992         75,605
                                                                                   ----------     ----------
Total assets..................................................................     $1,038,541     $1,219,377
                                                                                   ==========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 Accounts payable.............................................................     $  244,253     $  245,315
 Accrued expenses.............................................................         26,979         31,727
 Dividends payable............................................................          4,217          4,217
                                                                                   ----------     ----------
   Total current liabilities..................................................        275,449        281,259

Long-term debt................................................................        214,333        504,881
Senior subordinated debt......................................................        155,000              -
Deferred income taxes payable.................................................         38,816         48,021
                                                                                   ----------     ----------
   Total liabilities..........................................................        683,598        834,161
                                                                                   ----------     ----------
Commitments and contingent liabilities........................................              -              -

Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
  $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
   ($35,000,000 aggregate liquidation preference).............................            140            140
  $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
   outstanding ($138,000,000 aggregate liquidation preference)................            276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,177,247 and
   32,173,009 shares issued and outstanding, respectively.....................          3,218          3,217
 Treasury stock, at cost, 25,016 shares.......................................           (788)          (788)
 Additional paid-in capital...................................................        397,397        397,344
 Accumulated deficit..........................................................        (45,605)       (17,075)
 Accumulated other comprehensive income.......................................          1,189          3,053
 Notes receivable from key employees secured by common stock..................           (884)          (951)
                                                                                   ----------     ----------
   Total stockholders' equity.................................................        354,943        385,216
                                                                                   ----------     ----------
Total liabilities and stockholders' equity....................................     $1,038,541     $1,219,377
                                                                                   ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              -------------------------
                                                                                                 1999          1998
                                                                                              -----------   -----------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income............................................................................        $   (15,882)  $     5,893
Add income items that do not affect working capital:
 Depreciation, depletion and amortization.............................................             37,850        43,605
 Deferred income taxes................................................................             (9,204)        4,412
 Distributions (less than) in excess of equity income, net............................               (354)          438
 (Gain) loss on the sale of property and equipment....................................             21,406       (14,813)
 Foreign currency translation adjustments.............................................             (1,864)          214
 Other non-cash items, net............................................................                493           964
Adjustments to working capital to arrive at net cash (used in) provided by operating activities:
 Decrease in trade accounts receivable................................................              4,910        62,735
 Decrease in product inventory........................................................             16,176       (44,277)
 Decrease in parts inventory..........................................................                201          (896)
 Increase in other current assets.....................................................             11,546         1,854
 Decrease in other assets and liabilities, net........................................                444           143
 Decrease in accounts payable.........................................................             (1,062)     (115,237)
 Decrease in accrued expenses.........................................................             (5,085)         (323)
                                                                                              -----------   -----------
Net cash provided by (used in) operating activities...................................             59,575       (96,001)
                                                                                              -----------   -----------

Cash flows from investing activities:
 Purchase of property and equipment...................................................            (49,043)      (72,887)
 Proceeds from the dispositions of property and equipment.............................            148,100        22,600
 Contributions to equity investees....................................................               (100)         (748)
                                                                                              -----------   -----------
Net cash provided by (used in) investing activities...................................             98,957       (51,035)
                                                                                              -----------   -----------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options...................................                 54            23
 Proceeds from issuance of long-term debt.............................................            155,000             -
 Debt issue costs paid................................................................             (9,319)          (45)
 Payments on revolving credit facility................................................         (2,022,000)   (2,266,350)
 Borrowings under revolving credit facility...........................................          1,815,500     2,380,350
 Payments on long-term debt...........................................................            (84,047)       (7,143)
 Dividends paid.......................................................................            (12,648)      (12,651)
                                                                                              -----------   -----------

Net cash (used in) provided by financing activities...................................           (157,460)       94,184
                                                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents..................................              1,072       (12,139)
Cash and cash equivalents at beginning of period......................................              4,400        19,777
                                                                                              -----------   -----------
Cash and cash equivalents at end of period............................................        $     5,472   $     7,638
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                            -------------------------   -------------------------
                                                               1999           1998          1999          1998
                                                            -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas....................................    $   392,679   $   402,600   $ 1,107,734   $ 1,207,572
 Sale of natural gas liquids............................         97,660        99,947       237,514       332,571
 Processing, transportation and storage revenue.........         11,799        11,459        36,118        33,450
 Other, net.............................................          3,439         2,253       (11,844)       23,892
                                                            -----------   -----------   -----------   -----------

   Total revenues.......................................        505,577       516,259     1,369,522     1,597,485
                                                            -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases......................................        456,246       469,367     1,251,424     1,429,835
 Plant operating expense................................         17,096        22,258        50,615        62,919
 Oil and gas exploration and production expense.........          2,346         2,050         6,029         5,045
 Depreciation, depletion and amortization...............         13,095        14,277        37,850        43,605
 Selling and administrative expense.....................          5,759         6,917        21,711        21,824
 Interest expense.......................................          9,365         8,969        25,118        25,265
                                                            -----------   -----------   -----------   -----------

   Total costs and expenses.............................        503,907       523,838     1,392,747     1,588,493
                                                            -----------   -----------   -----------   -----------

Income (loss) before income taxes.......................          1,670        (7,579)      (23,225)        8,992

Provision (benefit) for income taxes:
 Current................................................           (528)        2,336           754        (1,313)
 Deferred...............................................          1,140        (5,268)       (9,204)        4,412
                                                            -----------   -----------   -----------   -----------

   Total provision (benefit) for income taxes...........            612        (2,932)       (8,450)        3,099
                                                            -----------   -----------   -----------   -----------

Income (loss) before extraordinary items................          1,058        (4,647)      (14,775)        5,893

Extraordinary charge for early extinguishment of debt,
 net of tax benefit of $700,000.........................              -             -        (1,107)            -
                                                            -----------   -----------   -----------   -----------

Net income (loss).......................................          1,058        (4,647)      (15,882)        5,893

Preferred stock requirements............................         (2,610)       (2,610)       (7,829)       (7,829)
                                                            -----------   -----------   -----------   -----------

Income (loss) attributable to common stock..............    $    (1,552)  $    (7,257)  $   (23,711)  $    (1,936)
                                                            ===========   ===========   ===========   ===========

Income (loss) per share of common stock.................          $(.05)        $(.23)        $(.74)        $(.06)
                                                            ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding.....     32,150,111    32,147,993    32,148,699    32,147,354
                                                            ===========   ===========   ===========   ===========

Income (loss) per share of common stock -
 assuming dilution......................................          $(.05)        $(.23)        $(.74)        $(.06)
                                                            ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding -
 assuming dilution......................................     32,516,287    32,147,993    32,332,631    32,148,655
                                                            ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                 (Dollars in thousands, except share amounts)

                                                  Shares of
                                    Shares of      $2.625                                            $2.625
                                      $2.28      Cumulative                 Shares      $2.28      Cumulative
                                    Cumulative  Convertible    Shares     Of Common   Cumulative  Convertible
                                    Preferred    Preferred   of Common      Stock     Preferred    Preferred   Common  Treasury
                                      Stock        Stock       Stock     in Treasury    Stock        Stock     Stock     Stock
                                    ----------  -----------  ----------  -----------  ----------  -----------  ------  --------
Balance at December 31,
 1998.............................   1,400,000   2,760,000  32,147,993       25,016  $      140  $       276  $3,217  $   (788)

Comprehensive Income:
Net loss.........................            -           -           -            -           -            -       -         -
Foreign Currency
 Translation.....................            -           -           -            -           -            -       -         -

Comprehensive Income

Dividends:
Dividends declared on common
 stock............................           -           -           -            -           -            -       -         -

Dividends declared on $2.28
 cumulative preferred stock.......           -           -           -            -           -            -       -         -

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................           -           -           -            -           -            -       -         -

Loans forgiven....................           -           -           -            -           -            -       -         -
Stock Options Exercised                      -           -       4,238            -           -            -       1         -
                                    ----------  -----------  ----------  -----------  ----------  -----------  ------  --------
Balance at September 30, 1999.....   1,400,000    2,760,000  32,152,231       25,016  $      140  $       276  $3,218  $   (788)
                                    ----------  -----------  ----------  -----------  ----------  -----------  ------  --------
                                                             Accumulated
                                                                Other       Notes      Total
                                    Additional                 Compre-    Receivable   Stock-
                                     Paid-in    Accumulated    Hensive     from Key   holders'
                                     Capital      Deficit      Income     Employees    Equity
                                    ----------  -----------  -----------  ----------  --------
Balance at December 31,
 1998.............................  $  397,344  $   (17,075) $     3,053  $     (951) $385,216

Comprehensive Income:
Net loss.........................            -      (15,882)           -           -   (15,882)
Foreign Currency
 Translation.....................            -            -       (1,864)          -    (1,864)
                                                                                      --------
Comprehensive Income                                                                   (17,746)
                                                                                      ========
Dividends:
Dividends declared on common
 stock............................           -       (4,821)           -           -    (4,821)

Dividends declared on $2.28
 cumulative preferred stock.......           -       (2,394)           -           -    (2,394)

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................           -       (5,433)           -           -    (5,433)


Loans forgiven....................           -            -            -          67        67
Stock Options Exercised                     53            -            -           -        54
                                    ----------  -----------  -----------  ----------  --------
Balance at September 30, 1999.....  $  397,397  $   (45,605) $     1,189  $     (884) $354,943
                                    ==========  ===========  ===========  ==========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   GENERAL

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998. The interim consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ended December 31, 1999.

Certain prior year amounts in the interim consolidated financial statements and notes have been reclassified to conform to the presentation used in 1999.

   SALE OF SENIOR SUBORDINATED DEBT

In June 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement. These notes bear interest at 10% and were priced at 99.225% to yield 10.125%. We received net proceeds of approximately $150.0 million from the offering of these notes, after deducting underwriters' discounts and estimated expenses of the offering. We applied a portion of the net proceeds to repay approximately $33.3 million of outstanding indebtedness under the Master Shelf Agreement, on which pre-tax make-whole payments of $1.1 million were also paid. The remaining proceeds of approximately $115.6 million were used to repay a portion of the outstanding indebtedness under our Revolving Credit Facility.
We are in the process of making a registered Exchange Offer to the private noteholders to exchange these privately placed notes for registered publicly tradable notes under the same terms and conditions.

   EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT

In addition to the $1.1 million make-whole payment incurred in connection with the repayments under the Master Shelf Agreement, we incurred an additional $700,000 in fees and expenses related to these prepayments as well as prepayments of a portion of the 1995 Senior Notes and the prepayment of the 1993 Senior Notes. The total costs incurred of approximately $1.8 million, net of a tax benefit of $700,000, were reflected as an extraordinary loss on early extinguishment of debt in the second quarter of 1999. The net extraordinary loss of $1.1 million resulted in an increase in loss per share of common stock - assuming dilution of $.03.

   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $7.8 million, respectively, for both of the three and nine month periods ended September 30, 1999 and 1998. Common stock options, which are potential common shares, had a dilutive effect on earnings and increased the weighted average shares of common stock outstanding by 1,301 for the nine month periods ended September 30, 1998. Common stock options were anti-dilutive for the three month periods ended September 30, 1998 and 1999 and the nine month period ended September 30, 1999, and were not included in the calculation of earnings per share. The numerators and the denominators for the three and nine month periods ended September 30, 1999 and 1998 are not adjusted to reflect our outstanding $2.625 Cumulative Convertible Preferred Stock. These shares are antidilutive as the incremental shares available upon conversion result in an increase in earnings per share or decrease in the loss per share, after giving effect to the dividend requirements.

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

Katy.   Effective April 30, 1999, we sold all the stock of our wholly owned subsidiary, Western Gas Resources Storage, Inc., to the Aquila Energy Corporation, a business unit of Utilicorp United, for gross proceeds of $100.0 million. The sole asset of this subsidiary was the Katy Hub and Gas Storage Facility. This transaction resulted in an approximate pre-tax loss of $16.6 million, in the second quarter of 1999, subject to final accounting adjustments. In April 1999, we also sold 5.1 Bcf of stored gas in the Katy facility to the same purchaser for total sales proceeds of $11.7 million, which approximated our cost of the inventory. To meet the needs of our marketing operations, we will continue to contract for storage capacity. Accordingly, we entered into a long-term agreement with the purchaser for approximately 3 Bcf of storage capacity at market rates.

MiVida.   In June 1999, we sold our MiVida treating facility for gross proceeds of $12.0 million. This transaction resulted in an approximate pre-tax gain of $1.2 million in the second quarter of 1999, subject to final accounting adjustments.

The proceeds from all of these sales were used to reduce borrowings outstanding under the revolving credit facility.


   SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $21.6 million and $26.5 million, respectively, for the nine months ended September 30, 1999 and 1998.

No income taxes were paid for the nine months ended September 30, 1999 and 1998, respectively.



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

The Marketing segment buys and sells gas and NGLs nationwide and in Canada, providing storage, transportation, scheduling, peaking and other services to our customers. In addition, this segment also markets gas and NGLs produced by our facilities. The gains and losses from any hedges on equity gas and NGL volumes are included in this segments' results. The operations associated with the Katy Facility and the loss from the sale of this facility are included in the Marketing segment, as are our Canadian marketing operations (which are immaterial for separate presentation).

The Transmission segment reflects the operations of our MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

The following table sets forth our segment information as of and for the three and nine month periods ended September 30, 1999 and 1998 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.

                                               Gas
                                            Gathering                                                      Elim-
                                               and       Producing                 Trans-                 inating
                                           Processing   Properties   Marketing    mission    Corporate    Entries     Total
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Three months ended September 30, 1999
Revenues from unaffiliated
customers..............................    $   10,231   $      (18)  $ 492,135    $ 1,706    $   1,037   $     (12)  $505,079
Interest income........................             -            -           4          -        6,114      (5,975)       143
Other, net.............................           616           24        (285)         -            -           -        355
Intersegment sales.....................       111,630        9,565      24,784      4,012            -    (149,991)         -
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Total revenues.........................       122,477        9,571     516,638      5,718        7,151    (155,978)   505,577
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Product purchases......................        81,254          551     519,456         91          (19)   (145,087)   456,246
Plant operating expense................        13,783          621         143      2,951          163        (565)    17,096
Oil and gas exploration
and production expense.................             -        2,343           -          -            3           -      2,346
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Operating margin.......................    $   27,440   $    6,056   $  (2,961)   $ 2,676    $   7,004   $ (10,326)  $ 29,889
                                           ==========   ==========   =========    =======    =========   =========   ========

Depreciation, depletion and
amortization...........................         8,198        3,284          41        324        1,180          68     13,095
Interest expense.......................                                                                                 9,365
Selling and administrative expense.....                                                                                 5,759
                                                                                                                     --------
Income before income taxes.............                                                                              $  1,670
                                                                                                                     ========

Identifiable assets....................    $  523,928   $   96,127   $      88    $67,892    $  37,252   $       -   $725,287
                                           ==========   ==========   =========    =======    =========   =========   ========


                                               Gas
                                            Gathering                                                      Elim-
                                               and       Producing                 Trans-                 inating
                                           Processing   Properties   Marketing    mission    Corporate    Entries     Total
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Three months ended September 30, 1998
Revenues from unaffiliated
customers..............................    $    9,987   $      593   $ 504,384    $   559    $     332   $      69   $515,924
Interest income........................             1            -           -          -        7,380      (7,204)       177
Other, net.............................           (37)           -         195          -            -           -        158
Intersegment sales.....................       103,367        4,916      17,390      2,858            -    (128,531)         -
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Total revenues.........................       113,318        5,509     521,969      3,417        7,712    (135,666)   516,259
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Product purchases......................        83,441          301     511,941         35         (635)   (125,716)   469,367
Plant operating expense................        20,646          314       1,771      2,216          129      (2,818)    22,258
Oil and gas exploration
and production expense.................             1        1,909         118          -           (1)         23      2,050
                                           ----------   ----------   ---------    -------    ---------   ---------   --------
Operating margin.......................    $    9,230   $    2,985   $   8,139    $ 1,166    $   8,219   $  (7,155)  $ 22,584
                                           ==========   ==========   =========    =======    =========   =========   ========

Depreciation, depletion and
amortization...........................         9,563        2,287       1,047        253        1,161         (34)    14,277
Interest expense.......................                                                                                 8,969
Selling and administrative expense.....                                                                                 6,917
                                                                                                                     --------
(Loss) before income taxes.............                                                                              $ (7,579)
                                                                                                                     ========

Identifiable assets....................    $  649,423   $  108,527   $ 119,735    $56,215    $  32,793   $       -   $966,693
                                           ==========   ==========   =========    =======    =========   =========   ========

                                               Gas
                                            Gathering                                                      Elim-
                                               and       Producing                 Trans-                 inating
                                           Processing   Properties   Marketing    mission    Corporate    Entries      Total
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Nine months ended September 30, 1999
Revenues from unaffiliated
customers.............................     $   33,362   $    1,062   $1,347,586   $ 5,402    $   2,759   $     (41)  $1,390,130
Interest income.......................              1            -           28         -       19,422     (19,165)         286
Other, net............................         (4,173)          24      (16,745)        -            -           -      (20,894)
Intersegment sales....................        274,835       22,648       63,724    12,194            -    (373,401)           -
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Total revenues........................        304,025       23,734    1,394,593    17,596       22,181    (392,607)   1,369,522
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Product purchases.....................        209,053        1,450    1,408,636       609       (1,520)   (366,804)   1,251,424
Plant operating expense...............         38,703        1,623        1,816     8,322        2,079      (1,928)      50,615
Oil and gas exploration
and production expense................              -        5,940          (44)        -          133           -        6,029
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Operating margin......................     $   56,269   $   14,721   $  (15,815)  $ 8,665    $  21,489   $ (23,875)  $   61,454
                                           ==========   ==========   ==========   =======    =========   =========   ==========

Depreciation, depletion and
amortization..........................         23,830        8,553        1,250       844        3,373           -       37,850
Interest expense......................                                                                                   25,118
Selling and administrative expense....                                                                                   21,711
                                                                                                                     ----------
(Loss) before income taxes............                                                                               $  (23,225)
                                                                                                                     ==========

Identifiable assets...................     $  523,928   $   96,127   $       88   $67,892    $  37,252   $       -   $  725,287
                                           ==========   ==========   ==========   =======    =========   =========   ==========


                                               Gas
                                            Gathering                                                      Elim-
                                               and       Producing                 Trans-                 inating
                                           Processing   Properties   Marketing    mission    Corporate    Entries      Total
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Nine months ended September 30, 1998
Revenues from unaffiliated
customers.............................     $   27,938   $    1,453   $1,545,803   $ 3,879    $     678   $     617   $1,580,368
Interest income.......................              1            -            -         -       26,551     (25,625)         927
Other, net............................         15,360          703          143       (16)           -           -       16,190
Intersegment sales....................        328,670       18,253       61,324     8,346            -    (416,593)           -
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Total revenues........................        371,969       20,409    1,607,270    12,209       27,229    (441,601)   1,597,485
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Product purchases.....................        257,428        1,021    1,584,718       126       (2,665)   (410,793)   1,429,835
Plant operating expense...............         51,624        1,653        4,651     7,533        2,564      (5,106)      62,919
Oil and gas exploration
and production expense................              -        4,877          125         -            2          41        5,045
                                           ----------   ----------   ----------   -------    ---------   ---------   ----------
Operating margin......................     $   62,917   $   12,858   $   17,776   $ 4,550    $  27,328   $ (25,743)  $   99,686
                                           ==========   ==========   ==========   =======    =========   =========   ==========

Depreciation, depletion and
amortization..........................         27,796        8,518        3,139       760        3,494        (102)      43,605
Interest expense......................                                                                                   25,265
Selling and administrative expense....                                                                                   21,824
                                                                                                                     ----------
Income before income taxes............                                                                               $    8,992
                                                                                                                     ==========

Identifiable assets...................     $  649,423   $  108,527   $  119,735   $56,215    $  32,793   $       -   $  966,693
                                           ==========   ==========   ==========   =======    =========   =========   ==========

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

   LEGAL PROCEEDINGS

Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion and analysis relates to factors, which have affected our consolidated financial condition and our results of operations for the three and nine month periods ended September 30, 1999 and 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 1999. Reference should also be made to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate, could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998
(Dollars in thousands, except per share amounts and operating data).

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                  -------------------   Percent      -----------------------    Percent
                                                    1999       1998     Change          1999         1998       Change
                                                  --------   --------   -------      ----------   ----------    -------
Financial results:
Revenues...................................       $505,577   $516,259        (2)     $1,369,522   $1,597,485       (14)
Gross profit...............................         16,794      8,307       102          23,604       56,081       (58)
Net income (loss)..........................          1,058     (4,647)        -         (15,882)       5,893         -
Income (loss) per share of common stock....           (.05)      (.23)       78            (.74)        (.06)        -
Income (loss) per share of common stock -
     assuming dilution.....................           (.05)      (.23)       78            (.73)        (.06)        -
Net cash (used in) provided by
  operating activities.....................       $ 15,827   $(44,416)        -      $   59,575   $  (96,001)        -

Operating data:
Average gas sales (MMcf/D).................          1,775      2,295       (23)          1,960        2,200       (11)
Average NGL sales (MGal/D).................          2,815      4,345       (35)          2,875        4,540       (37)
Average gas prices ($/Mcf).................       $   2.41   $   1.90       (27)     $     2.07   $     2.01         3
Average NGL prices ($/Gal).................       $    .38   $    .25       (52)     $      .30   $      .27        11


Net income increased $5.7 million and decreased $21.8 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increase in net income for the third quarter was primarily due to increased prices, as well as lower operating costs. The decrease for the nine month period was primarily due to losses of $14.2 million associated with the sales of the Giddings gathering systems and the Katy facility, severance charges associated with a corporate restructuring of $700,000 and an extraordinary loss on the early extinguishment of debt of $1.1 million. Also included in the 1998 results was the gain on the sale of the Perkins facility.

Revenues from the sale of residue gas decreased approximately $9.9 million to $392.7 million for the quarter ended September 30, 1999 compared to the same period in 1998, as average gas sales volumes decreased 520 MMcf per day to 1,775 MMcf per day and average gas prices increased $.51 per Mcf to $2.41 per Mcf.
The decrease in sales volumes was primarily related to the reduction in the sale of residue gas purchased from third parties. The reduction in third party sales was prompted by a continuing reduction in margins obtained on the sale of third party residue gas.

Revenues from the sale of residue gas decreased approximately $99.8 million to $1,107.7 million for the nine months ended September 30, 1999 compared to the same period in 1998, as average gas sales volumes decreased 240 MMcf per day to 1,960 MMcf per day and average gas prices increased $.06 per Mcf to $2.07 per Mcf. The decrease in sales volumes was primarily related to the reduction in the sale of residue gas purchased from third parties. The reduction in third party sales was prompted by a continuing reduction in margins obtained on the sale of third party residue gas.

Included in the average gas price was approximately $2.0 million and $2.3 million of loss recognized for the three and nine months ended September 30, 1999, respectively, related to futures positions on equity gas volumes. We have entered into futures positions for a portion of our equity gas for the remainder of 1999 and in 2000. See further discussion in "Liquidity and Capital Resources
- Risk Management Activities."

Revenues from the sale of NGLs decreased approximately $2.3 million to $97.7 million for the quarter ended September 30, 1999 compared to the same period in 1998 as average NGL sales volumes decreased 1,530 MGal per day to 2,815 MGal per day although average NGL prices increased $.13 per gallon to $.38 per gallon. The decreases in sales volumes were related to a decrease in sales of NGLs purchased from third parties and a decrease in plant sales volumes. Plant NGL sales volumes were largely affected by increased volumes taken in kind and curtailed drilling activity due to low oil prices by a producer behind Midkiff, and the sale of the Edgewood and Giddings facilities. Volumes taken in kind affect sales volumes and revenues but do not materially affect income.

Revenues from the sale of NGLs decreased approximately $95.1 million to $237.5 million for the nine months ended September 30, 1999 compared to the same period in 1998 as average NGL sales volumes decreased 1,665 MGal per day to 2,875 MGal per day and average NGL prices increased $.03 per gallon to $.30 per gallon. Plant sales volumes were largely affected by increased volumes taken in kind and curtailed drilling activity due to low oil prices by a producer behind Midkiff, and the sale of the Giddings and Edgewood facilities. Volumes taken in kind affect sales volumes and revenues but do not materially affect income.

Included in the average NGL prices was approximately $2.4 million and $4.4 million of loss recognized for the three and nine months ended September 30, 1999, respectively, related to futures positions on equity volumes. We have entered into futures positions for a portion of our equity production for the remainder of 1999 and in 2000. See further discussion in "Liquidity and Capital Resources - Risk Management Activities."

Overall, excluding the impact of the plants sold in 1998 and 1999, the production of residue gas and NGLs at our facilities increased in both the three and nine month periods ended September 30, 1999.

Other net revenue decreased $36.5 million for the nine months ended September 30, 1999 due to the net losses on the sales of the Katy, Giddings and MiVida assets of $22.3 million in 1999 compared to a $14.9 million gain recognized on the sale of the Perkins facility in March 1998.

Product purchases decreased $13.1 million and decreased $178.4 million for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease in product purchases in both periods is primarily due to a decrease in sales volumes of product purchased from third parties. Overall product purchases as a percentage of residue gas and NGL sales remained the same at 93% for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998.

Plant operating expense decreased $5.2 million and $12.3 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The decreases are primarily due to reductions in labor, increased operational efficiencies and the asset sales.

Depreciation, depletion and amortization decreased $1.2 million and $5.8 million for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The decrease is primarily due to a reduction in depreciation of the Bethel facility resulting from an impairment charge recorded in the fourth quarter of 1998 and the sale of assets in 1998 and 1999.

Selling and administrative expense decreased $1.2 million for the three months ended September 30, 1999. The decrease was primarily related to reductions in labor, resulting from the sale of assets and reductions in residue gas sales volumes in 1998 and 1999.

Liquidity and Capital Resources

Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of debt and equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1998, sources of liquidity included the sales of the Perkins facility and the Edgewood facility and related production. In the second quarter of 1999, we completed the sales of our Giddings, Katy and MiVida facilities. In connection with the sale of Katy, we sold gas held in storage at this facility. The total gross proceeds from these 1999 transactions was $160.0 million. We used the proceeds from these sales to reduce debt. Product prices, sales of inventory, the volumes of natural gas processed by our facilities, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect all future net cash provided by operating activities. Additionally, our future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of our facilities and our ability to obtain financing at favorable terms.

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

Historically, while certain individual plants have experienced declines in dedicated reserves, we have been successful in connecting additional reserves to more than offset the natural declines. There has been a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, from levels that existed in prior years. However, higher gas prices experienced over the last several years, improved technology, e.g., 3-D seismic and horizontal drilling, and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in the Powder River basin and Southwest Wyoming. The overall level of drilling will depend upon, among other factors, the prices for gas and oil, the drilling budgets of third-party producers, the energy policy of the federal government and the availability of foreign oil and gas, none of which is within our control. We have increased our dedicated estimated plant
reserves from 2.2 Tcf at December 31, 1993 to 3.1 Tcf at December 31, 1998.   On
average, over this five year period, including the reserves associated with our joint ventures and partnerships and excluding the facilities sold during this period, we connected new reserves to our facilities to replace approximately 165% of throughput over this period. There is no assurance that we will continue to be successful in replacing the dedicated reserves processed at our facilities.

In addition to the registration statement for the Exchange Offer discussed above under "Sale of Senior Subordinated Debt," we have effective shelf registration statements filed with the Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which such securities are convertible, and $62 million of debt securities, preferred stock or common stock.

Our sources and uses of funds for the nine months ended September 30, 1999 are summarized as follows (In thousands):


Sources of funds:
     Borrowings under revolving credit facility................  $1,815,500
     Proceeds from the dispositions of property and equipment..     148,100
     Proceeds from issuance of long-term debt..................     155,000
     Net cash provided by operating activities.................      59,575
     Proceeds from exercise of common stock options............          54
                                                                 ----------
       Total sources of funds..................................  $2,178,229
                                                                 ==========
Uses of funds:
     Payments related to long-term debt........................  $2,115,366
     Capital expenditures......................................      49,043
     Dividends paid............................................      12,648
                                                                 ----------
       Total uses of funds.....................................  $2,177,157
                                                                 ==========

Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
10.9 Bcf at an average cost of $2.18 per Mcf at September 30, 1999 compared to
21.3 Bcf at an average cost of $2.08 per Mcf at September 30, 1998 under storage contracts at various third-party facilities. At September 30, 1999, we had hedging contracts in place for anticipated sales of approximately 10.8 Bcf of stored gas at a weighted average price of $2.38 per Mcf for the stored inventory.

We held NGLs in storage of 15,700 MGal, consisting primarily of propane and normal butane, at an average cost of $.36 per gallon and 50,700 MGal at an average cost of $.28 per gallon at September 30, 1999 and 1998, respectively, at
various third-party storage facilities.   At September 30, 1999, we had no
significant hedging contracts in place for anticipated sales of stored NGLs.

Capital Investment Program

Largely as a result of low commodity prices experienced in the first half of 1999, we have reduced our budget for capital expenditures in 1999 from the levels expended in 1997 and 1998. We expect capital expenditures related to existing operations to be approximately $78.3 million during 1999, consisting of the following: (i) approximately $41.4 million related to gathering, processing and pipeline assets, of which $6.3 million is for maintaining existing facilities; (ii) approximately $33.5 million on exploration and production activities; and (iii) approximately $3.4 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in Southwest Wyoming operations represent 57% and 20%, respectively, of the total 1999 budget. As of September 30, 1999, we have expended $49.1 million, consisting of the following: (i) $28.4 million for new connects, system expansions and asset consolidations; (ii) $1.6 million for maintaining existing facilities; (iii) $18.0 million for exploration and production activities; and (iv) $1.1 million related to other miscellaneous items.

Powder River Basin - We continue to develop our Powder River basin coal bed methane natural gas gathering system and our coal seam gas reserves in Wyoming. We have acquired drilling rights on 830,000 gross acres (or 425,000 net acres) in the vicinity of known coal bed methane production. We and other operators in the area have established production from wells drilled to depths of 400 to 1,200 feet. Together with our partner, we expect to drill approximately 580 wells in 1999, of which approximately 484 have been drilled through September 30, 1999, all of which are on locations with proven, undeveloped reserves. The average drilling, completion and gathering cost for our coal bed methane wells is approximately $65,000 with proven reserves per well of approximately 320 MMcf. As deeper wells are drilled, the average cost per well is expected to increase. Production of coal bed methane from the Powder River basin has been expanding, and approximately 139 MMcf/D of gas volumes in the third quarter of 1999 were being produced by several operators in the area as compared to 61
MMcf/D in January 1998.   Approximately 63% of this production is from acreage
equally owned by our partner, Barrett Resources Corporation, and us. We transport most of the coal bed methane gas through our MIGC interstate pipeline located in Wyoming, for redelivery to gas markets in the Rocky Mountain and Midwest regions of the United States.

Current drilling schedules on federal acreage are being delayed subject to approval of the Wyodak Environmental Impact Statement. The record decision for this environmental impact statement is expected to be issued in November 1999. The wells expected to be allowed by this environmental impact statement have been permitted. Further drilling permits will require additional environmental studies. However, we can make no assurance as to the timing or conditions of any future studies. Our drilling plans for the years 2000 and 2001 are primarily scheduled on fee and state lands which will not require federal permits.

In addition, the Wyoming Department of Environmental Quality is reviewing the water discharge and quality standards in the Powder River basin, and this review is causing a delay in the issuance of water disposal permits. Currently individual well permits are being issued in certain areas. We believe that the conditions under which water disposal permits will be issued will be clarified within the second quarter of 2000. However, we can make no assurance that the conditions under which permits are granted will not impact the level of drilling or the timing of production.

In December 1998, we joined with other industry partners to form Fort Union Gas Gathering, L.L.C., which has substantially completed the 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas produced in the Powder River basin. We own a 13% equity interest in Fort Union and are the construction manager and field operator. We expect this new gathering pipeline to have an initial capacity of approximately 450 MMcf/D of natural gas with expansion capability. The pipeline became operational in September 1999.

Southwest Wyoming - The United States Geologic Survey estimates that the Greater Green River basin contains over 120 Tcf of unrecovered natural gas reserves.
Our facilities are located in the Southwest Wyoming portion of this basin. They include the Granger gathering and processing facility and our 72% ownership interest in the Lincoln Road gathering and processing facility. These facilities have a combined operational capacity of 225 MMcf/D and processed an average of 180 MMcf/D in the third quarter of 1999. We believe that as governmental drilling restrictions affecting a portion of our service area in this basin are removed in the first half of 2000, we may have the opportunity to expand these facilities in future years.

Financing Facilities

Revolving Credit Facility.   The Revolving Credit Facility is with a syndicate
of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A,
and a five-year $167 million Revolving Credit Facility, or Tranche B.   At
September 30, 1999, $29.0 million was outstanding on this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At September 30, 1999, the interest rate payable on the facility was 6.88%. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% beginning September 30, 1999 through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a ratio of EBITDA, excluding certain non-recurring items, to interest and dividends on preferred stock as of the end of any fiscal quarter, for the four preceding fiscal quarters, of not less than 1.35 to 1.0 beginning June 30, 1999 and increasing to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of certain of our subsidiaries. We generally utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense, and we intend to continue such practice.

Master Shelf Agreement.   In December 1991, we entered into a Master Shelf
Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at September 30, 1999 are as indicated in the following table (dollars in thousands):


                                      Interest         Final
      Issue Date           Amount       Rate         Maturity                      Principal Payments Due
-----------------------  ----------  ----------  -----------------   ------------------------------------------------------
October 27, 1992           $  8,334       7.51%  October 27, 1999    single payment was made at maturity
October 27, 1992             25,000       7.99%  October 27, 2003    $8,333 on each of October 27, 2001 through 2003
December 27, 1993            25,000       7.23%  December 27, 2003   single payment at maturity
October 27, 1994             25,000       9.05%  October 27, 2001    single payment at maturity
October 27, 1994             25,000       9.24%  October 27, 2004    single payment at maturity
July 28, 1995                50,000       7.61%  July 28, 2007       $10,000 on each of July 28, 2003 through 2007
                           --------
                           $158,334
                           ========


In April 1999, effective January 1999, we amended our agreement with Prudential to reflect the following provisions. We are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of 40% through March 2002 and 35% thereafter. This amendment also requires an EBITDA to interest ratio of not less than 1.75 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 1.75 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, we are prohibited from declaring or paying dividends that in the aggregate exceed the sum of $50 million plus 50% of consolidated net income earned after June 30, 1995, or minus 100% of a net loss, plus the aggregate net cash proceeds received after June 30, 1995 from the sale of any stock. At September 30, 1999, approximately $25.7 million was available under this limitation. We financed the $8.3 million payment due in October 1999 with amounts available under the Revolving Credit Facility. Borrowings under the Master Shelf Agreement are guaranteed and secured via a pledge of the stock of certain of our subsidiaries.

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

We are currently paying an annual fee of not more than .65% on the amounts outstanding on the Master Shelf Agreement and the 1995 Senior Notes. This fee will continue until we have received an implied investment grade rating on our senior secured debt. This fee is not assessed on the portion of the 1995 Senior Notes for which letters of credit are posted.

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

Senior Subordinated Notes. In June 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement. The Subordinated Notes bear interest
at 10% and were priced at 99.225% to yield 10.125%.   These notes contain
maintenance covenants which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by certain of our subsidiaries. We are in the process of making a registered Exchange Offer to the private noteholders to exchange these privately placed notes for registered publicly tradable notes under the same terms and conditions.


Covenant Compliance.   Taking into account all the covenants contained in these
agreements, we had approximately $124.0 million of available borrowing capacity at September 30, 1999. In the second quarter of 1999, we amended our various financing facilities providing for financial flexibility and covenant
modifications and issued the Subordinated Notes.   These amendments were needed
given the depressed commodity pricing experienced in the industry in general at that time and the disappointing results at our Bethel Treating facility. We can provide no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to us. To strengthen our credit ratings and to reduce our overall debt outstanding, we will continue to dispose of non-strategic assets and investigate alternative financing sources including the issuance of public debt, project-financing, joint ventures and operating leases.

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

We hedged a portion of our estimated equity volumes of gas and NGLs in 1999, particularly in the first quarter, at pricing levels approximating our 1999 operating budget. Our equity hedging strategy establishes a minimum price while allowing varying levels of market participation above these levels. As of September 30, 1999, we had hedged approximately 70% of our anticipated equity gas for 1999 at a weighted average NYMEX equivalent minimum price of $2.00 per Mcf and approximately 51% of our anticipated equity gas for 2000 at a weighted average NYMEX equivalent minimum price of $2.22. Additionally, we have hedged approximately 77% of our anticipated equity NGLs for 1999 at a weighted average composite Mont Belvieu and West Texas Intermediate crude oil equivalent minimum price of $.23 per gallon and approximately 52% of our anticipated equity NGLs for 2000 at a weighted average composite Mont Belvieu and West Texas Intermediate crude oil equivalent minimum price of $.28 per gallon.

At September 30, 1999, we had $1.6 million of gains deferred in inventory that will be recognized over the remainder of 1999, and will be offset by margins from our related forward fixed price hedges and physical sales. At September 30, 1999, we had unrecognized net gains of $349,000 related to financial instruments that were offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters and nine months ended September 30, 1999 and 1998 were not material.

Year 2000

We have made a comprehensive review of our computer systems to identify the systems that could be affected by the Year 2000 issue. As provided in our project plan, we have: (i) created a Year 2000 awareness program to educate employees; (ii) compiled an inventory of all systems; (iii) developed system test plans as appropriate; (iv) substantially completed the testing and remediation as required for both information and non-information technology systems; and (v) prepared our contingency plans to minimize the impact of a Year 2000 related failure caused either internally or externally. Additionally, we have initiated a program under which we survey our business counterparties periodically regarding their Year 2000 conversion and contingency plans.
Through September 30, 1999 we have spent approximately $1.5 million for remediation purposes, which primarily consisted of hardware and operating system upgrades. We have incurred and will continue to incur internal staff costs as well as some consulting and other expenses, which have been and are expected to continue to be immaterial. Our Year 2000 conversion project is substantially complete. Currently, we believe our most significant risk for the Year 2000 issue is that the systems of other companies on which we rely will not be Year 2000 compliant and that any failure to convert by another company will have an adverse effect on our results of operations or financial position. In order to mitigate this risk, we continue to modify contingency plans as appropriate and continue to survey our vendors and customers to verify the status of their conversion and contingency plans.

Principal Facilities

The following tables provide information concerning our principal facilities at September 30, 1999. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as our other facilities.

                                                                          Average for the Nine Months Ended
                                                                                  September 30, 1999
                                                   Gas         Gas      -------------------------------------
                                                Gathering   Throughput      Gas          Gas          NGL
                                   Year Placed   Systems     Capacity    Throughput   Production   Production
      Plant Facilities (1)         In Service    Miles(2)  (MMcf/D)(3)  (MMcf/D)(4)  (MMcf/D)(5)  (MGal/D)(5)
---------------------------------  -----------  ---------  -----------  -----------  -----------  -----------
Southern Region:
 Texas
  Bethel Treating (6)............         1997         86          350           83           79            -
  Giddings Gathering(14).........         1979          -           80           48           31           66
  Gomez Treating.................         1971        385          280          109          101            -
  Midkiff/Benedum................         1955      2,140          165          143           92          877
  Mitchell Puckett Gathering.....         1972         86          120          115           75            2
  MiVida Treating (6)(16)........         1972          -          150           46           44            -
  Rosita Treating................         1973          -           60           42            -            -
 Louisiana
  Black Lake.....................         1966         56           75           11            6           17
  Toca (7)(8)....................         1958          -          160           88           83           71
 Northern Region:
 Wyoming
  Coal Bed Methane
   Gathering.....................         1990        449          105          122           87            -
  Granger (7)(9)(10).............         1987        467          235          156          139          285
  Hilight Complex (7)............         1969        622           80           19           35           92
  Kitty/Amos Draw (7)............         1969        313           17           12            8           49
  Lincoln Road (10)..............         1988        149           50           24           22           23
  Newcastle......................         1981        146            5            2            2           18
  Red Desert.....................         1979        111           42           17           15           29
  Reno Junction (9)..............         1991          -            -            -            -           51
Oklahoma
  Arkoma.........................         1985         72            8            7            7            -
  Chaney Dell....................         1966      2,050          180           60           47          190
  Westana........................         1986        800           45           67           57           80
 New Mexico
  San Juan River (6).............         1955        140           60           26           20           26
 Utah
  Four Corners Gathering.........         1988        104           15            3            4           14
                                                    -----        -----        -----          ---        -----
   Total.........................                   8,176        2,282        1,200          954        1,890
                                                    =====        =====        =====          ===        =====

                                                                                                   Average for the
                                                                                                  Nine Months Ended
                                                                                                  September 30, 1999
                                                                Interconnect                      ------------------
                                                                    and            Pipeline              Gas
          Storage and                           Year Placed     Transmission       Capacity           Throughput
    Transmission Facilities (1)                 In Service        Miles(2)        (MMcf/D)(2)        (MMcf/D)(3)
---------------------------------               -----------     ------------      ----------      ------------------
Katy Facility (11)(14)...........                      1994                -               -                     244
MIGC (12)(15)....................                      1970              245             130                     162
MGTC (13)........................                      1963              252              18                      12
Fort Union Pipeline (17).........                      1999              106             450                      14
                                                                       -----           -----                     ---
  Total..........................                                        603             598                     432
                                                                        ====           =====                   =====

Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Black Lake (69%); Lincoln Road (72%); Westana Gathering Company (50%); Newcastle (50%) and Fort Union Pipeline (13%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering systems miles, interconnect and transmission miles, gas storage capacity and pipeline capacity are as of September 30, 1999.
(3) Gas throughput capacity is as of September 30, 1999 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system, aggregate volumes delivered over the header at the Katy Facility or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We and our joint venture partner at the Lincoln Road facility have agreed to process such gas at our Granger facility so long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility have been temporarily suspended since January 1999.
(11) Hub and gas storage facility.
(12) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(13) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(14) This facility was sold in April 1999.
(15) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.
(16) This facility was sold in May 1999.
(17) This pipeline is a non-regulated pipeline which became operational during September 1999.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

   McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882.

McMurry Oil Company and certain other producers (collectively, "McMurry") filed suit against TBI Exploration, Inc. ("TBI"), Mountain Gas Resources, Inc., our wholly-owned subsidiary ("Mountain Gas") and Wildhorse Energy Partners, LLC ("Wildhorse"). The central dispute in this case concerns the ownership, nature and extent of a call on certain gas and the rights to match offers for gathering and/or purchasing gas (collectively the "Preferential Rights"). In November 1998, the court granted summary judgment in favor of McMurry as to the ownership of the Preferential Rights. In early 1999, McMurry, TBI and Wildhorse settled their claims and crossclaims and as a result TBI and Wildhorse were dismissed from the case. Trial on the liability phase of the litigation between McMurray and Mountain Gas was held in May 1999 and judgment was rendered against Mountain Gas in June 1999, assessing liability for intentional interference of business expectancies and opportunities and a finding that such interference caused McMurry to forego or delay entry into these opportunities and further, that Mountain Gas' assertion of ownership of Preferential Rights were false and thereby disparaged McMurry's title and rights. Initially, the court ruled that McMurry was entitled to seek damages against Mountain Gas and that the damages may include punitive damages. In October 1999 the court ruled, in response to a motion filed by Mountain Gas, that McMurry was not entitled to seek punitive damage claims which had been previously asserted in this matter. McMurry has alleged non-punitive damage claims in this matter of approximately $30 million. In addition, the jury trial to determine causation and mitigation and the extent and amount of McMurry's damage claims has been rescheduled for January 2000. Mountain Gas still believes the damage claims are excessive and unjustified and will vigorously defend its actions and contest the damage claims raised by McMurry in this matter. Under the terms of the court's order, Mountain Gas is not permitted to file any appeal until the damage claims have been litigated. Mountain Gas believes it has several grounds for appeal in this matter. At the present time, it is not possible to express an opinion as to the final outcome of this litigation or to estimate the final amount of damages, if any, to be assessed in this matter.

   Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332.

Berco Resources, Inc. is an independent producer and marketer of natural gas and alleges that it owns or has the right to produce and sell natural gas in the Temple/Tioga Area in North Dakota. Berco alleges that Amerada Hess engaged in unlawful monopolization under Section 2 of the Sherman Act and Section 7 of the Clayton Act by acquiring natural gas gathering and producing facilities owned by us. Berco alleges that we, along with Amerada Hess, have conspired, through the purchase and sale of our facilities in the Temple/Tioga Area, to create a monopoly affecting an appreciable amount of interstate commerce in violation of Sections 1 and 2 of the Sherman Act. Berco seeks an award against Amerada Hess and us of threefold the amount of damages actually sustained by Berco, in an amount to be determined at trial, and/or divestiture of the assets which Amerada Hess acquired, for an order restraining and enjoining us and Amerada Hess from violating the antitrust laws, and for costs, attorney fees and interest. A trial is currently scheduled for October 2000. We believe that we have meritorious defenses to the claims and will vigorously contest such claims. At the present time it is not possible to predict the outcome of this litigation or to estimate the amount of potential damages.

   Internal Revenue Service

The Internal Revenue Service ("IRS") has completed its examination of our tax returns for the years 1990 and 1991 and has proposed adjustments to taxable income reflected in such tax returns that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years. However, we would incur an interest charge as a result of such adjustments. We are currently protesting certain of these proposed adjustments. In the opinion of management, any proposed adjustments for the additional income taxes and interest that may result would not be material. However, it is reasonably possible that the ultimate resolution could result in an amount, which differs, materially from management's estimates.

   Other
We are involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

          27 Financial Data Schedule


(b)  Reports on Form 8-K:

          We filed a report on Form 8-K/A on July 7, 1999 with the Securities and Exchange Commission. We had filed a Form 8-K on May 10, 1999 regarding the sale of our wholly owned subsidiary, Western Gas Resources Storage, Inc. At the time of the Form 8-K filing, it was impractical to provide the required audited financial statements of the business disposed of and pro forma financial information. This amendment to the May 10, 1999 Form 8-K sets forth the required financial information.

          We filed a report on Form 8-K on September 22, 1999 with the Securities and Exchange Commission reflecting changes to our Board of Directors and top management.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: November 15, 1999               By: /s/ LANNY F. OUTLAW
                                          -------------------------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: November 15, 1999               By: /s/ WILLIAM J. KRYSIAK
                                          --------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)