Form 10-Q/A
period 1999-09-30
WESTERN GAS RESOURCES INC
filed 1999-11-24
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q\A
(Mark One)

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

This form 10-Q/A for the quarterly period ended September 30, 1999 is being filed to correct an inaccurate subtotal on the Consolidated Statement of Cash Flows (unaudited) appearing on page 4 of Item 1. Financial Statements (unaudited). The line entitled "Net cash provided by (used in) operating activities" for the nine months ended September 30, 1998 should have totaled $(55,288) instead of $(96,001).

This subtotal is also corrected in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 in the table comparing results of operations for the nine months ended September 30, 1999 to the results of operations for the nine months ended September 30, 1998.
================================================================================

                          Western Gas Resources, Inc.
                                  Form 10-Q/A
                               Table of Contents


PART I - Financial Information                                              Page
------------------------------                                              ----

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheet - September 30, 1999 and December
           31, 1998........................................................   3

           Consolidated Statement of Cash Flows - Nine months ended
           September 30, 1999 and 1998.....................................   4

           Consolidated Statement of Operations - Three and nine months
           ended September 30, 1999 and 1998...............................   5

           Consolidated Statement of Changes in Stockholders' Equity -
           Nine months ended September 30, 1999............................   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Signatures.................................................................  19

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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              -------------------------
                                                                                                 1999          1998
                                                                                              -----------   -----------
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income............................................................................        $   (15,882)  $     5,893
Add income items that do not affect working capital:
 Depreciation, depletion and amortization.............................................             37,850        43,605
 Deferred income taxes................................................................             (9,204)        4,412
 Distributions (less than) in excess of equity income, net............................               (354)          438
 (Gain) loss on the sale of property and equipment....................................             21,406       (14,813)
 Foreign currency translation adjustments.............................................             (1,864)          214
 Other non-cash items, net............................................................                493           964
Adjustments to working capital to arrive at net cash (used in) provided by operating activities:
 Decrease in trade accounts receivable................................................              4,910        62,735
 Decrease in product inventory........................................................             16,176       (44,277)
 Decrease in parts inventory..........................................................                201          (896)
 Increase in other current assets.....................................................             11,546         1,854
 Decrease in other assets and liabilities, net........................................                444           143
 Decrease in accounts payable.........................................................             (1,062)     (115,237)
 Decrease in accrued expenses.........................................................             (5,085)         (323)
                                                                                              -----------   -----------
Net cash provided by (used in) operating activities...................................             59,575       (55,288)
                                                                                              -----------   -----------

Cash flows from investing activities:
 Purchase of property and equipment...................................................            (49,043)      (72,887)
 Proceeds from the dispositions of property and equipment.............................            148,100        22,600
 Contributions to equity investees....................................................               (100)         (748)
                                                                                              -----------   -----------
Net cash provided by (used in) investing activities...................................             98,957       (51,035)
                                                                                              -----------   -----------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options...................................                 54            23
 Proceeds from issuance of long-term debt.............................................            155,000             -
 Debt issue costs paid................................................................             (9,319)          (45)
 Payments on revolving credit facility................................................         (2,022,000)   (2,266,350)
 Borrowings under revolving credit facility...........................................          1,815,500     2,380,350
 Payments on long-term debt...........................................................            (84,047)       (7,143)
 Dividends paid.......................................................................            (12,648)      (12,651)
                                                                                              -----------   -----------

Net cash (used in) provided by financing activities...................................           (157,460)       94,184
                                                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents..................................              1,072       (12,139)
Cash and cash equivalents at beginning of period......................................              4,400        19,777
                                                                                              -----------   -----------
Cash and cash equivalents at end of period............................................        $     5,472   $     7,638
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

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                  -------------------   Percent      -----------------------    Percent
                                                    1999       1998     Change          1999         1998       Change
                                                  --------   --------   -------      ----------   ----------    -------
Financial results:
Revenues...................................       $505,577   $516,259        (2)     $1,369,522   $1,597,485       (14)
Gross profit...............................         16,794      8,307       102          23,604       56,081       (58)
Net income (loss)..........................          1,058     (4,647)        -         (15,882)       5,893         -
Income (loss) per share of common stock....           (.05)      (.23)       78            (.74)        (.06)        -
Income (loss) per share of common stock -
     assuming dilution.....................           (.05)      (.23)       78            (.73)        (.06)        -
Net cash (used in) provided by
  operating activities.....................       $ 15,827   $(44,416)        -      $   59,575   $  (55,288)        -

Operating data:
Average gas sales (MMcf/D).................          1,775      2,295       (23)          1,960        2,200       (11)
Average NGL sales (MGal/D).................          2,815      4,345       (35)          2,875        4,540       (37)
Average gas prices ($/Mcf).................       $   2.41   $   1.90       (27)     $     2.07   $     2.01         3
Average NGL prices ($/Gal).................       $    .38   $    .25       (52)     $      .30   $      .27        11


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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: November 24, 1999               By: /s/ LANNY F. OUTLAW
                                          -------------------------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: November 24, 1999               By: /s/ WILLIAM J. KRYSIAK
                                          --------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)