Form 10-Q
period 2000-03-31
WESTERN GAS RESOURCES INC
filed 2000-05-12
CIK 856716

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q
(Mark One)
----------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

                                (303) 452-5603
               --------------------------------------------------
               Registrant's telephone number, including area code

                                  No changes
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).



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


On May 1, 2000, there were 32,179,110 shares of the registrant's Common Stock outstanding.

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents


PART I - Financial Information                                            Page
------------------------------                                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheet - March 31, 2000 and
           December 31, 1999.............................................  3

           Consolidated Statement of Cash Flows - Three Months
           Ended March 31, 2000 and 1999.................................  4

           Consolidated Statement of Operations - Three Months
           Ended March 31, 2000 and 1999.................................  5

           Consolidated Statement of Changes in Stockholders'
           Equity - Three Months Ended March 31, 2000....................  6

           Notes to Consolidated Financial Statements....................  7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................... 10


PART II - Other Information
---------------------------

  Item 1.  Legal Proceedings............................................. 20

  Item 4.  Submission of matters to a vote
           of security holders........................................... 21

  Item 6.  Exhibits and Reports on Form 8-K.............................. 21

Signatures............................................................... 22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                  March 31,   December 31,
                                                                                    2000           1999
                                                                                 ----------     ----------
  ASSETS                                                                         (unaudited)
  ------
Current assets:
 Cash and cash equivalents.....................................................  $    3,904     $   14,062
 Trade accounts receivable, net................................................     230,598        196,739
 Product inventory.............................................................      12,466         35,228
 Parts inventory...............................................................       9,252         10,318
 Assets held for sale..........................................................           -          7,237
 Other.........................................................................       1,164          9,571
                                                                                 ----------     ----------
   Total current assets........................................................     257,384        273,155
                                                                                 ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission...........................     853,854        808,274
 Oil and gas properties and equipment..........................................     114,499        104,137
 Construction in progress......................................................      38,069         39,987
                                                                                 ----------     ----------
                                                                                  1,006,422        952,398
Accumulated depreciation, depletion and amortization...........................    (272,011)      (260,081)
                                                                                 ----------     ----------
   Total property and equipment, net...........................................     734,411        692,317
                                                                                 ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $31,795 and
   $31,273, respectively)......................................................      36,361         36,883
 Other.........................................................................      18,081         47,131
                                                                                 ----------     ----------
   Total other assets..........................................................      54,442         84,014
                                                                                 ----------     ----------
Total assets...................................................................  $1,046,237     $1,049,486
                                                                                 ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable..............................................................  $  238,306     $  240,235
 Accrued expenses..............................................................      26,100         41,075
 Dividends payable.............................................................       4,219          4,218
                                                                                 ----------     ----------
   Total current liabilities...................................................     268,625        285,528
Long-term debt.................................................................     376,314        378,250
Deferred income taxes payable..................................................      43,406         35,965
                                                                                 ----------     ----------
   Total liabilities...........................................................     688,345        699,743
                                                                                 ----------     ----------
Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
   $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
    ($35,000,000 aggregate liquidation preference).............................         140            140
   $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
    outstanding ($138,000,000 aggregate liquidation preference)................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,177,277 and
   32,186,747 shares issued, respectively......................................       3,221          3,220
 Treasury stock, at cost, 25,016 shares in treasury............................        (788)          (788)
 Additional paid-in capital....................................................     397,592        397,522
 Accumulated deficit...........................................................     (42,277)       (51,064)
 Accumulated other comprehensive income........................................         612          1,321
 Notes receivable from key employees secured by common stock...................        (884)          (884)
                                                                                 ----------     ----------
   Total stockholders' equity..................................................     357,892        349,743
                                                                                 ----------     ----------
Total liabilities and stockholders' equity.....................................  $1,046,237     $1,049,486
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               ---------------------
                                                                                                  2000        1999
                                                                                               ---------   ---------
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)............................................................................  $  13,006    $ (2,176)
Add income items that do not affect cash:
 Depreciation, depletion and amortization....................................................     13,309      13,558
 Gain on the sale of property and equipment..................................................     (5,299)       (145)
 Deferred income taxes.......................................................................      7,441      (1,373)
 Other non-cash items, net...................................................................        929        (371)
                                                                                               ---------   ---------
                                                                                                  29,386       9,493
                                                                                               ---------   ---------

Adjustments to working capital to arrive at net cash provided by (used in)
 operating activities:
Increase (decrease) in trade accounts receivable............................................     (31,234)     48,405
 Decrease in product inventory..............................................................      22,762      24,093
 Decrease in parts inventory................................................................       1,066         240
 Decrease in other current assets...........................................................       7,937         712
 Decrease in other assets and liabilities, net...............................................         37          67
 Decrease in accounts payable................................................................     (5,614)    (64,465)
 Decrease in accrued expenses................................................................    (14,975)     (5,884)
                                                                                               ---------   ---------

Net cash provided by (used in) operating activities..........................................      9,365      12,661
                                                                                               ---------   ---------

Cash flows from investing activities:
 Purchases of property and equipment.........................................................    (28,498)    (20,843)
 Proceeds from the dispositions of property and equipment....................................     15,057         100
 Contributions to equity investees...........................................................          -        (891)
                                                                                               ---------   ---------

Net cash used in investing activities........................................................    (13,441)    (21,634)
                                                                                               ---------   ---------

Cash flows from financing activities:
 Proceeds from exercise of common stock options..............................................         71           -
 Debt issue costs paid.......................................................................          -        (243)
 Payments on revolving credit facility.......................................................   (293,286)   (794,650)
 Borrowings under revolving credit facility..................................................    291,350     864,951
 Payments on notes...........................................................................          -     (48,571)
 Dividends paid..............................................................................     (4,217)     (4,217)
                                                                                               ---------   ---------

Net cash provided by financing activities....................................................     (6,082)     17,270
                                                                                               ---------   ---------
Net increase (decrease) in cash and cash equivalents.........................................    (10,158)      8,297
Cash and cash equivalents at beginning of period.............................................     14,062       4,400
                                                                                               ---------   ---------
Cash and cash equivalents at end of period...................................................  $   3,904   $  12,697
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)




                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2000          1999
                                                                         -----------   -----------
Revenues:
 Sale of gas...........................................................  $   413,816   $   350,841
 Sale of natural gas liquids...........................................      135,388        63,648
 Processing, transportation and storage revenue........................       13,885        11,073
 Other, net............................................................        2,063         3,798
                                                                         -----------   -----------

  Total revenues.......................................................      565,152       429,360
                                                                         -----------   -----------

Costs and expenses:
 Product purchases.....................................................      501,143       382,825
 Plant operating expense...............................................       15,262        18,005
 Oil and gas exploration and production expense........................        4,146         1,858
 Depreciation, depletion and amortization..............................       13,309        13,558
 Gain on sale of assets................................................       (5,299)         (145)
 Selling and administrative expense....................................        7,389         7,815
 Interest expense......................................................        8,218         8,743
                                                                         -----------   -----------

  Total costs and expenses.............................................      544,168       432,659
                                                                         -----------   -----------

Income (loss) before taxes.............................................       20,984        (3,299)

Provision for (benefit from) income taxes:
 Current...............................................................          537           250
 Deferred..............................................................        7,441        (1,373)
                                                                         -----------   -----------

                                                                               7,978        (1,123)
                                                                         -----------   -----------

Net income (loss)......................................................       13,006        (2,176)

Preferred stock requirements...........................................       (2,610)       (2,610)
                                                                         -----------   -----------

Income (loss) attributable to common stock.............................  $    10,396   $    (4,786)
                                                                         ===========   ===========

Earnings (loss) per share of common stock..............................  $       .32   $      (.15)
                                                                         ===========   ===========

Weighted average shares of common stock outstanding....................   32,165,868    32,147,993
                                                                         ===========   ===========

Earnings (loss) per share of common stock-assuming dilution............  $       .32   $      (.15)
                                                                         ===========   ===========

Weighted average shares of common stock outstanding-assuming dilution..   32,459,209    32,147,993
                                                                         ===========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)




                                                   Shares of
                                    Shares of       $2.625                                                    $2.625
                                      $2.28       Cumulative                     Shares         $2.28       Cumulative
                                    Cumulative    Convertible      Shares       Of Common     Cumulative    Convertible
                                    Preferred      Preferred     of Common        Stock       Preferred      Preferred     Common
                                      Stock          Stock         Stock       in Treasury      Stock          Stock        Stock
                                  ------------  -------------  ------------  -------------  ------------  -------------  ---------
Balance at December 31,
 1999.............................   1,400,000      2,760,000    32,161,731         25,016         $ 140         $  276     $3,220

Comprehensive Income:
Net Income.......................            -              -             -              -             -              -          -
Foreign Currency
 Translation.....................            -              -             -              -             -              -          -

Comprehensive Income

Dividends:
Dividends declared on common
 stock............................           -              -             -              -             -              -          -

Dividends declared on $2.28
 cumulative preferred stock.......           -              -             -              -             -              -          -

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................           -              -             -              -             -              -          -


Stock options exercised......                -              -        15,546              -             -              -          1
Loans forgiven....................           -              -             -              -             -              -          -
                                  ------------  -------------  ------------  -------------  ------------  -------------  ---------
Balance at March 31, 2000.........   1,400,000      2,760,000    32,177,277         25,016         $ 140         $  276     $3,221
                                  ============  =============  ============  =============  ============  =============  =========


                                                                              Accumulated
                                                                                 Other          Notes         Total
                                                Additional                      Compre-       Receivable      Stock-
                                    Treasury     Paid-in      Accumulated       hensive        from Key      holders'
                                     Stock       Capital        Deficit         Income        Employees       Equity
                                  ----------   -----------    -----------     -----------    -----------    ----------
Balance at December 31,
 1999.............................$    (788)   $   397,522    $   (51,064)    $     1,321    $      (884)   $  349,743

Comprehensive Income:
Net Income.......................         -              -         13,006               -              -        13,006
Foreign Currency
 Translation.....................         -              -              -            (709)             -          (709)
                                                                                                            ----------
Comprehensive Income                                                                                            12,297
                                                                                                            ----------
Dividends:
Dividends declared on common
 stock............................        -              -         (1,609)              -              -        (1,609)

Dividends declared on $2.28
 cumulative preferred stock.......        -              -           (799)              -              -          (799)

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................        -              -         (1,811)              -              -        (1,811)


Stock options exercised......             -             70              -               -              -            71
Loans forgiven....................        -              -              -               -              -             -
                                  ----------   -----------    -----------     -----------    -----------    ----------
Balance at March 31, 2000.........$    (788)   $   397,592    $   (42,277)    $       612    $      (884)   $  357,892
                                  ==========   ===========    ===========     ===========    ===========    ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL

    The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. The interim consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

    Prior year's amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2000.

EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million for each of the three month periods ended March 31, 2000 and 1999. Common stock options, which are potential common shares, were anti-dilutive for the period ended March 31, 1999 and were not included in the calculation of earnings per share for that period. The numerators and the denominators for the three month periods ended March 31, 2000 and 1999 are not adjusted to reflect our $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

OTHER INFORMATION

    Black Lake. In December 1999, we signed an agreement for the sale our Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million, which was accrued in the fourth quarter of 1999.

    Western Gas Resources-California, Inc.   In January 2000, we sold all of the
outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc. ("WGR-California") for $14.9 million. The only asset of this subsidiary was a 162 mile pipeline in the Sacramento basin of California. The pipeline was acquired through the exercise of an option by us in a transaction which closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

    The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

    Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. This transaction is subject to final accounting adjustment. The results from our ownership through February 2000 of a 50 % equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Western Gathering Company has been reclassed from Other assets to Property and equipment.


SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid was $4.7 million and $9.7 million for the three months ended March 31, 2000 and 1999, respectively.

    No income taxes were paid during the three months ended March 31, 2000 or the three months ended March 31, 1999.

Segment Reporting

    We operate in four principal business segments, as follows: Gas Gathering and Processing, Production, Marketing and Transmission. These segments are separately monitored by management for performance against our internal forecast and are consistent with our internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

    In our Gas Gathering and Processing segment we connect producers' wells to our gathering systems for delivery to our processing or treating plants, process the natural gas to extract NGLs and treat the natural gas in order to meet pipeline specifications. The results of our Black Lake facility and related reserves, which were sold in December 1999, are included in this segment for the quarter ended March 31, 1999. The residue gas and NGLs extracted at our processing facilities are sold by our Marketing segment.

    The activities of our Production segment includes the exploration and development of oil and gas properties primarily in basins where our facilities are located. The majority of the gas and oil produced from these properties is sold by our Marketing segment.

    Our Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by our facilities. The operations associated with the Katy Facility, which was sold in April 1999, are included in the Marketing segment for the quarter ended March 31, 1999. Also included in this segment are our Canadian marketing operations (which are immaterial for separate presentation). The Marketing segment also includes gains and losses associated with our equity gas and NGL hedging program of $(3.1) million and $274,000 for the quarters ended March 31, 2000 and March 31, 1999, respectively.

    The Transmission segment reflects the operations of the MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from the transportation of residue gas for our Gas Gathering and Processing, Production and Marketing segments.

    The following table sets forth our segment information as of and for the quarters ended March 31, 2000 and 1999 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.



                                                Gas
                                             Gathering                                        Elim-
                                                and                                Trans-    inating
                                            Processing   Production  Marketing    mission   Corporate    Entries      Total
                                            -----------  ----------  ----------  ---------  ----------  ----------  ---------
Quarter ended March 31, 2000
Revenues from unaffiliated customers......    $ 11,406     $    986   $551,322     $ 2,378    $    26   $      (8)  $566,110
Interest income...........................          33            2         24           -      5,838      (5,668)       229
Other, net................................         (20)           -     (2,203)          -      1,036           -     (1,187)
Intersegment sales........................     134,342       10,304     26,333       4,404          4    (175,387)         -
                                              --------     --------   --------     -------    -------   ---------   --------
Total revenues............................     145,761       11,292    575,476       6,782      6,904    (181,063)   565,152
                                              --------     --------   --------     -------    -------   ---------   --------
Product purchases.........................     103,008          504    572,687           -        (25)   (175,031)   501,143
Plant operating expense...................      13,062           17          -       2,268        256        (341)    15,262
Oil and gas exploration
 and production expense...................           -        4,146          -           -          -           -      4,146
                                              --------     --------   --------     -------    -------   ---------   --------
Operating profit..........................    $ 29,691     $  6,625   $  2,789     $ 4,514    $ 6,673   $  (5,691)  $ 44,601
                                              ========     ========   ========     =======    =======   =========   ========

Depreciation, depletion and amortization..       8,571        2,889         40         424      1,385           -     13,309
Interest expense..........................                                                                             8,218
Gain on sale of assets....................                                                                            (5,299)
Selling and administrative expense........                                                                             7,389
                                                                                                                    --------
Income (loss) before income taxes.........                                                                          $ 20,984
                                                                                                                    ========

Identifiable assets.......................    $547,611     $101,802   $     75     $47,213    $37,710   $       -   $734,411
                                              ========     ========   ========     =======    =======   =========   ========


                                                Gas
                                             Gathering                                        Elim-
                                                and                                Trans-    inating
                                            Processing   Production  Marketing    mission   Corporate    Entries      Total
                                            -----------  ----------  ----------  ---------  ----------  ----------  ---------
Quarter ended March 31, 1999
Revenues from unaffiliated customers......    $ 11,280     $    404   $408,621     $ 1,799    $   538   $-          $422,642
Interest income...........................           1          151         22           -      7,033      (6,993)       214
Other, net................................          87            -      5,291         354        772           -      6,504
Intersegment sales........................      76,588        4,999     17,989       4,099         14    (103,689)         -
                                              --------     --------   --------     -------    -------   ---------   --------
Total revenues............................      87,956        5,554    431,923       6,252      8,357    (110,682)   429,360
                                              --------     --------   --------     -------    -------   ---------   --------
Product purchases.........................      59,076          455    416,612       1,460          -     (94,778)   382,825
Plant operating expense...................      14,367           12     11,699       1,171        483      (9,727)    18,005
Oil and gas exploration
 and production expense...................         135        1,768        (45)          -          -           -      1,858
                                              --------     --------   --------     -------    -------   ---------   --------
Operating profit..........................    $ 14,378     $  3,319   $  3,657     $ 3,621    $ 7,894   $  (6,177)  $ 26,672
                                              ========     ========   ========     =======    =======   =========   ========

Depreciation, depletion and amortization..      10,237        1,101        849         259      1,112           -     13,558
Interest expense..........................                                                                             8,743
Gain on sale of assets....................                                                                              (145)
Selling and administrative expense........                                                                             7,815
                                                                                                                    --------
Income (loss) before income taxes.........                                                                          $ (3,299)
                                                                                                                    ========

Identifiable assets.......................    $572,258     $ 79,878   $111,980     $46,792    $41,269   $       -   $852,177
                                              ========     ========   ========     =======    =======   =========   ========


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, we will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. We have not yet determined the impact that the adoption of SFAS No. 133 will have on our earnings or financial position.


LEGAL PROCEEDINGS

    Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

    The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three
months ended March 31, 2000 and 1999.   Prior year amounts have been
reclassified as appropriate to conform to the presentation used in 2000. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999
(Dollars in thousands, except per share amounts and operating data).


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------   Percent
                                                          2000      1999     Change
                                                        --------  --------   -------
Financial results:
Revenues.............................................   $565,152  $429,360        32
Gross profit.........................................     36,591    13,259       176
Net income (loss)....................................     13,006    (2,176)        -
Earnings (loss) per share of common stock............        .32      (.15)        -
Earnings (loss) per share of common stock-diluted....        .32      (.15)        -
Net cash provided by operating activities............   $  9,365  $ 12,661       (26)

Operating data:
Average gas sales (MMcf/D)...........................      1,800     2,135       (16)
Average NGL sales (MGal/D)...........................      3,125     3,030         3
Average gas prices ($/Mcf)...........................   $   2.52  $   1.82        38
Average NGL prices ($/Gal)...........................   $    .48  $    .23       109


    Net income increased $15.1 million for the quarter ended March 31, 2000 compared to 1999. The increase in net income for the first quarter was primarily due to significantly higher prices in 2000 compared to the prior year and a pre-tax gain of $5.4 million recognized on the sale of the stock of our wholly-owned subsidiary, Western Gas Resources-California.

    Revenues from the sale of gas increased approximately $63.0 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase was primarily due to an improvement in product prices. Average gas prices realized by us increased $.70 per Mcf to $2.52 per Mcf for the three months ended March 31, 2000 compared to the same period in 1999. Included in the realized gas price were approximately $1.2 million of losses recognized for the three months ended March 31, 2000 related to futures positions on equity gas volumes. We have entered into additional futures positions for the majority of our equity gas for the remainder of 2000 and to a more limited extent in 2001. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." The increase in prices was partially offset by a decrease in sales volume. Average gas sales volumes decreased 335 MMcf per day to 1,800 MMcf per day for the three months ended March 31, 2000 compared to the same period in 1999. This reduction was largely due to a decrease in the sale of gas purchased from third parties.

    Revenues from the sale of NGLs increased approximately $71.7 million for the three months ended March 31, 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and additional sales volume. Average NGL prices realized by us increased $.25 per gallon to $.48 per gallon for the three months ended March 31, 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $1.9 million of losses recognized for the three months ended March 31, 2000 related to futures positions on equity NGL volumes. We have entered into additional futures positions for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 95

MGal per day to 3,125 MGal per day for the three months ended March 31, 2000 compared to the same period in 1999. This increase in NGL volume is primarily due to favorable ethane extraction economics in 2000. Ethane is extracted by us from the residue gas when the price for ethane exceeds its value as a gas. As a result of the ethane price, we extracted and sold 157 MGal per day of ethane at our Granger facility in the first quarter of 2000. In the first quarter of 1999, we did not extract any ethane at this facility. Based on current prices, we expect to continue recovery ethane at this facility at least through the second quarter of 2000.

    Other net revenue decreased approximately $1.7 million for the three months ended March 31, 2000 compared to the same period in 1999. This decrease was in part due to operating fees received by us in the first quarter of 1999 for our contract operation of the Edgewood facility following the sale of the plant.

    The increase in product purchases in the first quarter of 2000 compared to the same period in 1999 of $118.3 million to $501.1 million was primarily due to an increase in commodity prices. Overall, combined product purchases as a percentage of sales of all products was 91% for the three months ended March 31, 2000 compared to 92% for the same period in 1999. The reduction in percentage was primarily due to sales of gas produced from our coal bed methane wells in the Powder River Basin located in NE Wyoming. These sales have no corresponding product purchases. Margins on third-party sales of natural gas remained constant at $.02 per Mcf in both the first quarter of 2000 and 1999, and margins on third-party sales of NGLs increased to $.009 per gallon in the first quarter of 2000 compared to $.001 per gallon in the first quarter of 1999. We expect the margin on third party sales of NGLs to decrease somewhat in the second quarter of 2000.

    Plant operating expense and Selling and administrative expense decreased a total of $4.7 million primarily as a result of the sale in 1999 of our Katy Storage facility, our Giddings gathering system, our MiVida treating facility and our Black Lake facility.

    Oil and gas exploration and production expense increased $2.2 million as a result of our increasing operations in the Powder River basin coal bed methane developments.

Other Information

    Black Lake.   In December 1999, we signed an agreement for the sale of our
Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million which was accrued in the fourth quarter of 1999.

    Western Gas Resources-California, Inc. In January 2000, we sold all of the outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc., (WGR-California), for $14.9 million. The only asset of this subsidiary was a 162 mile pipeline in the Sacramento basin of California. The pipeline was acquired through the exercise of an option by us in a transaction which closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

    The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

    Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. This transaction is subject to final accounting adjustment. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Western Gathering Company has been reclassed from Other assets to Property and equipment.

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

    We continually seek to increase reserves dedicated to our facilities. Our operations are located in some of the most actively drilled oil and gas producing basins in the United States. We enter into agreements under which we gather and process natural gas produced on acreage dedicated to us by third parties. We contract for production from new wells and newly dedicated acreage in order to replace declines in existing reserves that are dedicated for gathering and processing at our facilities. We have increased our dedicated estimated reserves from 2.3 Tcf at December 31, 1994 to 2.8 Tcf at December 31, 1999. In 1999, including the reserves associated with our joint ventures and partnerships and excluding the reserves associated with the facilities sold during this period, we connected new reserves to our facilities to replace approximately 142% of throughput. In order to obtain additional dedicated acreage and to secure contracts on favorable terms, we may participate to a limited extent with producers in exploration and production activities. For the same reason, we may also offer to sell an ownership interest in our facilities to selected producers.

    We will continue to invest in projects that complement and extend our core natural gas gathering, processing, production and marketing businesses including the consideration of expansion into additional geographic areas in the continental United States and Canada.

Liquidity and Capital Resources

    Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of debt and equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1999, we completed the sales of our Giddings, Katy and MiVida facilities. In connection with the sale of Katy, we sold gas held in storage at this facility. In December 1999, we contracted for the sale of the Black Lake facility and related reserves. This sale closed in January 2000. In January 2000, we sold the stock of our subsidiary, Western Gas Resources-California, Inc. for a net pre-tax gain of approximately $5.4 million. We used the proceeds from these sales of $173 million to reduce debt. Product prices, sales of inventory, the volumes of natural gas processed by our facilities, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect all future net cash provided by operating activities. Additionally, our future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of our facilities and our ability to obtain financing at favorable terms.

    We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities and complete our current capital expenditure program. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure such capital is restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for 2000.

    Historically, while several of our plants have experienced declines in dedicated reserves, overall we have been successful in connecting additional reserves to more than offset the natural declines. In recent years, the industry experienced a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, from levels that existed in prior years. However, higher gas prices, improved technology, e.g., 3-D seismic and horizontal drilling, and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in the Powder River basin and southwest Wyoming. The overall level of drilling will depend upon, among other factors, the prices for oil and gas, the drilling budgets of third-party producers, the energy policy and regulation by governmental agencies and the availability of foreign oil and gas, none of which is within our control. There is no assurance that we will continue to be successful in replacing the dedicated reserves processed at our facilities.

    We have effective shelf registration statements filed with the Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which those securities are convertible, and $62 million of debt securities, preferred stock or common stock.

  Our sources and uses of funds for the quarter ended March 31, 2000 are summarized as follows (dollars in thousands):


Sources of funds:
     Borrowings under revolving credit facility.......................  $291,350
     Proceeds from the dispositions of property and equipment.........    15,057
     Net cash provided by operating activities........................     9,365
     Proceeds from exercise of common stock options...................        71
     Other............................................................         -
                                                                        --------
       Total sources of funds.........................................  $315,843
                                                                        ========
Uses of funds:
     Payments related to long-term debt (including debt issue costs)..  $293,286
     Capital expenditures.............................................    28,498
     Dividends paid...................................................     4,217
                                                                        --------
       Total uses of funds............................................  $326,001
                                                                        ========


    Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
4.7 Bcf at an average cost of $2.21 per Mcf at March 31, 2000 compared to 11.4 Bcf at an average cost of $1.70 per Mcf at March 31, 1999 under storage contracts at various third-party facilities. At March 31, 2000, we had hedging contracts in place for anticipated sales of approximately 4.7 Bcf of stored gas at a weighted average price of $2.62 per Mcf for the stored inventory.

    We held NGLs in storage of 4,700 MGal, consisting primarily of propane and normal butane, at an average cost of $.30 per gallon and 6,900 MGal at an average cost of $.24 per gallon at March 31, 2000 and 1999, respectively, at various third-party storage facilities. At March 31, 2000, we had no significant hedging contracts in place for anticipated sales of stored NGLs.


Capital Investment Program

    We expect capital expenditures related to existing operations to be approximately $89.7 million during 2000, consisting of the following: (i) approximately $49.7 million related to gathering, processing and pipeline assets, of which $8.0 million is for maintaining existing facilities and $9.8 million for acquisition of the remaining 50% interest in the Westana Gathering Company; (ii) approximately $38.0 million related to exploration and production activities; and (iii) approximately $2.0 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represent 50% and 11%, respectively, of the total 2000 budget.

    As of March 31, 2000, we have expended $28.5 million, consisting of the following: (i) $17.6 million related to gathering, processing and pipeline assets, of which $1.7 million is for maintaining existing facilities and $9.8 million for acquisition of the remaining 50% in the Westana Gathering Company;
(ii) $8.8 million related to exploration and production activities; and (iii) $2.0 million for miscellaneous items.

Coal Bed Methane - We continue to develop our Powder River basin coal bed methane gathering system and our coal seam gas reserves in Wyoming. We have acquired drilling rights on approximately 1,075,000 gross acres, or 487,000 net acres, in the basin. On approximately 18% of this acreage position, we have established proven developed and undeveloped reserves. Our production is derived primarily from wells drilled to depths of 400 to 1,200 feet. In 2000, we expect to increase our drilling schedule to approximately 800 gross wells, or 376 net wells, the majority of which are on locations with proven, undeveloped reserves. During the first quarter of 2000, we have drilled 196 gross wells or 92 net wells. The average drilling, completion and gathering cost for our coal bed methane wells is approximately $50,000 to $90,000 with reserves per well of approximately 320 MMcf. As deeper wells are drilled, the average cost and reserves per well are expected to increase. Production of coal bed methane from the Powder River basin has been expanding, and approximately 187MMcf/D of gas volumes in the first quarter of 2000 were being produced by several operators in the area, including 140 MMcf/D produced by our partner and us. We transport most of the coal bed methane gas through our MIGC interstate pipeline or the Fort Union gathering system for redelivery to gas markets in the Rocky Mountain and Midwest regions of the United States.

    Future drilling on federal acreage will be delayed until the completion of an Environmental Impact Statement. This study is expected to take approximately two years after its commencement. Our drilling plans for 2000 and 2001 are not expected to be substantially affected by this study due to our large inventory of non-federal drilling locations. In addition, the Wyoming Department of Environmental Quality has approved changes in the standards for surface water discharge on some components of the water discharge and continues to evaluate changes in other standards. These additional modifications may be approved within the second quarter of 2000. However, we can make no assurance that the conditions under which permits are granted will not affect the level of drilling or the timing of production.

    Our capital budget in this area provides for expenditures of approximately $45.0 million during 2000 of which $10.0 million was spent during the first quarter. This capital budget includes approximately $34.3 million for drilling costs for our interest in approximately 800 wells, production equipment and undeveloped acreage and $10.7 million for compression. In March 2000, we entered into a ten-year operating lease agreement with credit capacity of $15 million of which $10.3 million was available at March 31, 2000. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. However, because of drilling and other uncertainties beyond our control, we can make no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

    In December 1998, we joined with other industry partners to form Fort Union Gas Gathering, L.L.C., to build a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We own an approximate 13% equity interest in Fort Union and are the construction manager and field operator. The new gathering header has a capacity of approximately 450 MMcf/D of natural gas with expansion capability and in March 2000 it had throughput of approximately 117 MMcf/D. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. The gathering header and treating system went into service in September 1999 and was project-financed, requiring a cash investment by us of approximately $900,000. In conjunction with the project financing, we also entered into a ten year agreement for firm gathering services on 60 MMcf/D of capacity at $.14 per Mcf on Fort Union beginning in December 1999.

    Southwest Wyoming.   The United States Geologic Survey estimates that the
Greater Green River basin contains over 120 Tcf of unrecovered natural gas reserves. Our facilities in southwest Wyoming are comprised of the Granger facility and a 72% ownership interest in the Lincoln Road facility, or collectively the Granger Complex. These facilities have a combined operational capacity of 285 MMcf/D and processed an average of 155 MMcf/D in the first quarter of 2000. Our capital budget in this area provides for expenditures of approximately $9.7 million during 2000, of which $1.1 million was spent in the first quarter. This capital budget includes approximately $3.4 million for drilling costs and production equipment and approximately $6.3 million related to the gathering systems and plant facilities. Because of drilling and other uncertainties beyond our control, we can provide no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

Financing Facilities

    Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. At March 31, 2000, $44.4 million in total was outstanding on this facility. The Revolving Credit Facility bears interest at various spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At March 31, 2000, the interest rate payable on the facility was 7.5% per annum. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.50 to 1.0 through September 30, 2000 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of our significant subsidiaries. We utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

    Master Shelf Agreement.   In December 1991, we entered into a Master Shelf
Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at March 31, 2000 are as indicated in the following table (dollars in thousands):


                                 Interest       Final
    Issue Date          Amount     Rate       Maturity                     Principal Payments Due
------------------   ----------  -------  -----------------  ---------------------------------------------------------
October 27, 1992       $ 25,000    7.99%  October 27, 2003   $8,333 on each of October 27,$ 2001 through 2003
December 27, 1993        25,000    7.23%  December 27, 2003  single payment at maturity
October 27, 1994         25,000    9.05%  October 27, 2001   single payment at maturity
October 27, 1994         25,000    9.24%  October 27, 2004   single payment at maturity
July 28, 1995            50,000    7.61%  July 28, 2007      $10,000 on each of July 28, 2003 through 2007$
                       --------
                       $150,000
                       ========

    Our agreement with Prudential was amended in 1999 to reflect the following provisions. We are required to maintain a current ratio of at least .9 to 1.0; a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999; a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of 40% through March 2002 and 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.0 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 2.25 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes some non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $31.2 million was available at March
31, 2000. Borrowings under the Master Shelf Agreement are guaranteed and secured via a pledge of the stock of our significant subsidiaries.

    1995 Senior Notes.   In 1995, we sold $42 million of Senior Notes, the 1995
Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, we prepaid $15 million of the principal amount outstanding on the 1995 Senior Notes at par. The remaining principal amount outstanding of $27 million is due in a single payment in December 2005. The 1995 Senior Notes are guaranteed and secured via a pledge of the stock of our significant subsidiaries. This facility contains covenants similar to the Master Shelf Agreement. In 1999 and in January 2000, we posted letters of credit for a total of approximately $11.8 million for the benefit of the holders of the 1995 Senior Notes.

    We are currently paying an annual fee of not more than .65% on the amounts outstanding on the Master Shelf Agreement and the 1995 Senior Notes. This fee will continue until we have received an implied investment grade rating on our senior secured debt. This fee is not assessed on the portion of the 1995 Senior Notes for which letters of credit are posted.

    Senior Subordinated Notes. In 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement with a final maturity of 2009 due in a single payment. The Subordinated Notes bear interest at 10% per annum and were
priced at 99.225% to yield 10.125%.   These notes contain maintenance covenants
which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by our significant subsidiaries. In November 1999, we exchanged the privately placed notes for registered publicly tradeable notes under the same terms and conditions. We incurred approximately $5.0 million in offering commissions and expenses which have been capitalized and will be amortized over the term of the notes.

    Covenant Compliance.   We were in compliance with all covenants in our debt
agreements at March 31,2000. Taking into account all the covenants contained in these agreements, we had approximately $117 million of available borrowing capacity at March 31, 2000. In 1999, we amended our various financing facilities providing for financial flexibility and covenant modifications and issued the Subordinated Notes. These amendments were needed given the depressed commodity pricing experienced in the industry in general at that time and the disappointing results at our Bethel Treating facility. We can provide no assurance that further amendments or waivers can be obtained in the future, if necessary, or that the terms would be favorable to us. To strengthen our credit ratings and to reduce our overall debt outstanding, we may continue to dispose of non-strategic assets and investigate alternative financing sources including the issuance of public debt, project-financing, joint ventures and operating leases.

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

    We hedged a portion of our estimated equity volumes of gas and NGLs in 2000 at pricing levels approximating our 2000 operating budget. Our equity gas and NGL hedging strategy establishes a minimum price while allowing varying levels of market participation above the minimum. As of March 31, 2000, we had hedged approximately 40%, or 30,000 MMBtu/day, of our anticipated equity gas for 2000 at a weighted average NYMEX equivalent minimum price of $2.22 per MMBtu and an additional 29%, or 22,000 MMBtu/day, with collars with a minimum price of $2.10 per MMBtu and a maximum price of $2.44 per MMBtu NYMEX equivalent price.

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

    At March 31, 2000, we had $1.2 million of unrecognized gains in inventory that will be recognized primarily during the third quarter of 2000. At March 31, 2000, we had unrecognized net losses of $925,000 related to financial instruments that may be offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

    We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters ended March 31, 2000 and 1999 were not material.

Foreign Currency Derivative Market Risk

    As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of March 31, 2000, the net notional value of such contracts was approximately $3.8 million in Canadian dollars, which approximates its fair market value.

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

Principal Facilities

  The following tables provide information concerning our principal facilities at March 31, 2000. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as our other facilities.


                                                                               Average for the Quarter Ended
                                             Gas              Gas                      March 31, 2000
                                                                       -----------------------------------------------
                                           Gathering      Throughput        Gas             Gas             NGL
                               Year         System         Capacity      Throughput       Production      Production
                              Placed
   Plant Facilities (1)     In Service      Miles(2)      (MMcf/D)(3)    (MMcf/D)(4)     (MMcf/D)(5)     (MGal/D)(5)
--------------------------- ----------  ---------------  ------------  ---------------  --------------  --------------
 Texas
  Bethel Treating (6)......       1997               86          350             136              131               -
  Gomez Treating...........       1971              385          280             113              103               -
  Midkiff/Benedum..........       1955            2,159          165             144               94             895
  Mitchell Puckett
   Gathering...............       1972               90          120             109               70               1
Louisiana
  Toca (7)(8)..............       1958                -          160             130              124             105
Wyoming
  Coal Bed Methane
   Gathering...............       1990              444          223             187              165               -
  Fort Union Gas
   Gathering(14)...........       1999              106          450              14               14
  Granger (7)(9)(10).......       1987              476          235             134              113             366
  113  366

  Hilight Complex (7)......       1969              626           80              20               14              58
  Kitty/Amos Draw (7)......       1969              313           17              12                8              47
  Lincoln Road (10)........       1988              149           50              21               20              23
  Newcastle (7)............       1981              146            5               2                2              16
  Red Desert (7)...........       1979              111           42              15               13              27
  Reno Junction (9)........       1991                -            -               -                -              51
Oklahoma
  Arkoma...................       1985               72            8               8               10               -
  Chaney Dell..............       1966            2,050          180              53               43             184
  Westana (15).............       1986              859           45              69               58             123
 New Mexico
  San Juan River (6).......       1955              140           60              23               17              35
 Utah
  Four Corners Gathering...       1988              104           15               3                4              14
                                        ---------------  ------------  ---------------  --------------  --------------
   Total...................                       8,316        2,485           1,193            1,003           1,945
                                        ===============  ============  ===============  ==============  ==============






                                                              Average for the Quarter Ended
                                                                     March 31, 2000
                                                              -----------------------------
                                                                Pipeline           Gas
                              Year Placed     Transmission      Capacity       Throughput
Transmission Facilities (1)    In Service        Miles(2)      (MMcf/D)(2)     (MMcf/D)(4)
---------------------------   -----------   ---------------   -------------  --------------
MIGC (11)(13)..............          1970               245             130             185
MGTC (12)..................          1963               252              18              16
                                            ---------------   -------------  --------------
  Total....................                             497             148             201
                                            ===============   =============  ==============


Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Lincoln Road (72%); Newcastle (50%) and Fort Union gathering system (13%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering system miles, interconnect and transmission miles and pipeline capacity are as of March 31, 2000.
(3) Gas throughput capacity is as of March 31, 2000 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We and our joint venture partner at the Lincoln Road facility have agreed to process all gas at our Granger facility so long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility have been temporarily suspended since January 1999.
(11) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(12) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(13) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.
(14) This gathering pipeline and treater became operational during September
     1999.
(15) We acquired the remaining 50% interest in Westana Gathering Company in February 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

   McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882.

   McMurry Oil Company and certain other producers (collectively, "McMurry") filed suit against TBI Exploration, Inc. ("TBI"), Mountain Gas Resources, Inc., our wholly-owned subsidiary ("Mountain Gas"), and Wildhorse Energy Partners, LLC ("Wildhorse"). The central dispute in this case concerned the ownership, nature and extent of a call on certain gas and the rights to match offers for gathering and/or purchasing gas (collectively the "Preferential Rights"). In early 1999, McMurry, TBI and Wildhorse settled their claims and crossclaims and as a result TBI and Wildhorse were dismissed from the case. In February 2000, the remaining parties reached a confidential settlement on all issues for substantially less than the amount claimed. Mountain Gas' share of the settlement is reflected in our year-end 1999 results of operations. Mountain Gas has not admitted any liability or fault in the settlement. Mountain Gas is seeking reimbursement from its joint venture partner for their 50% of the settlement amount which was paid in full by Mountain Gas.

   Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332.

   Berco Resources, Inc. is a producer in the Temple/Tioga Area in North Dakota. Berco alleged that Amerada Hess engaged in unlawful monopolization under Section 2 of the Sherman Act and Section 7 of the Clayton Act by acquiring natural gas gathering and producing facilities owned by us. Berco also alleged that we, along with Amerada Hess, had conspired, through the purchase and sale of our facilities in the Temple/Tioga Area, to create a monopoly affecting an appreciable amount of interstate commerce in violation of Sections 1 and 2 of the Sherman Act. In February 2000, we and Berco reached a confidential settlement for an amount which did not have a material impact on our results of operations or financial position. We are seeking reimbursement from Amerada Hess pursuant to the indemnification provisions of our agreement for the sale of the Temple facilities.

   Other

   We are involved in various other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a)  Exhibits:

     10.23 Third Amendment dated April 27, 2000 to Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     27     Financial Data Schedule.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on January 2, 2000 announcing the sale of our interest in the Black Lake facility and related production in Louisiana, which is incorporated herein by reference.

     A report on Form 8-K was filed on January 21, 2000 to notify our stockholders of the disposition of the Black Lake facility and related production, which is incorporated herein by reference.

     A report on Form 8-K was filed on February 22, 2000 announcing the stock sale of our wholly-owned subsidiary Western Gas Resources-California, Inc., and a report on the McMurry Oil Company, et al., v. TBI Exploration, Inc., Mountain Gas Resources, Inc., and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 11, 2000                    By: /s/ LANNY F. OUTLAW
                                          -------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: May 11, 2000                    By: /s/ WILLIAM J. KRYSIAK
                                          ----------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 11, 2000                    By:
                                         -------------------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: May 11, 2000                    By:
                                         -------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)