Form 10-Q
period 2000-06-30
WESTERN GAS RESOURCES INC
filed 2000-08-10
CIK 856716

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________


                         Commission file number 1-10389
                         ------------------------------



                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     84-1127613
---------------------------------------            ----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

12200 N. Pecos Street, Denver, Colorado                     80234-3439
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


On August 1, 2000, there were 32,241,791 shares of the registrant's Common Stock outstanding.

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents


PART I - Financial Information                                                                Page
------------------------------                                                                ----
     Item 1.   Financial Statements

               Consolidated Balance Sheet - June 30, 2000 and December 31, 1999............     3

               Consolidated Statement of Cash Flows - Three and Six Months Ended
               June 30, 2000 and 1999......................................................     4

               Consolidated Statement of Operations - Three and Six Months Ended
               June 30, 2000 and 1999......................................................     5

               Consolidated Statement of Changes in Stockholders' Equity - Six Months Ended
               June 30, 2000...............................................................     6

               Notes to Consolidated Financial Statements..................................     7

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations..................................................................    11


PART II - Other Information
-----------------------------

     Item 1.   Legal Proceedings...........................................................    22

     Item 4.   Submission of matters to a vote of security holders.........................    23

     Item 6.   Exhibits and Reports on Form 8-K............................................    23

Signatures.................................................................................    24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                  June 30,     December 31,
                                                                                    2000           1999
                                                                                 ----------    ------------
  ASSETS                                                                         (unaudited)
  ------
Current assets:
 Cash and cash equivalents.....................................................  $   10,572     $   14,062
 Trade accounts receivable, net................................................     335,538        196,739
 Product inventory.............................................................      32,202         35,228
 Parts inventory...............................................................       9,059         10,318
 Assets held for sale..........................................................           -          7,237
 Other.........................................................................       2,796          9,571
                                                                                 ----------     ----------
   Total current assets........................................................     390,167        273,155
                                                                                 ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transmission...........................     863,725        808,274
 Oil and gas properties and equipment..........................................     125,798        104,137
 Construction in progress......................................................      42,474         39,987
                                                                                 ----------     ----------
                                                                                  1,031,997        952,398

Accumulated depreciation, depletion and amortization...........................    (285,119)      (260,081)
                                                                                 ----------     ----------
   Total property and equipment, net...........................................     746,878        692,317
                                                                                 ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $32,315 and
   $31,273, respectively)......................................................      35,840         36,883
 Other.........................................................................      14,846         47,131
                                                                                 ----------     ----------
   Total other assets..........................................................      50,686         84,014
                                                                                 ----------     ----------
Total assets...................................................................  $1,187,731     $1,049,486
                                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable..............................................................  $  342,175     $  240,235
 Accrued expenses..............................................................      24,519         41,075
 Dividends payable.............................................................       4,221          4,218
                                                                                 ----------     ----------
   Total current liabilities...................................................     370,915        285,528
Long-term debt.................................................................     402,500        378,250
Deferred income taxes payable..................................................      49,228         35,965
                                                                                 ----------     ----------
   Total liabilities...........................................................     822,643        699,743
                                                                                 ----------     ----------
Stockholders' equity:
 Preferred stock, par value $.10; 10,000,000 shares authorized:
   $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
    ($35,000,000 aggregate liquidation preference).............................         140            140
   $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
    outstanding ($138,000,000 aggregate liquidation preference)................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,218,588 and
   32,173,009 shares issued, respectively......................................       3,255          3,220
 Treasury stock, at cost, 25,016 shares in treasury............................        (788)          (788)
 Additional paid-in capital....................................................     397,802        397,522
 Accumulated deficit...........................................................     (35,917)       (51,064)
 Accumulated other comprehensive income........................................       1,204          1,321
 Notes receivable from key employees secured by common stock...................        (884)          (884)
                                                                                 ----------     ----------
   Total stockholders' equity..................................................     365,088        349,743
                                                                                 ----------     ----------
Total liabilities and stockholders' equity.....................................  $1,187,731     $1,049,486
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               -----------------------
                                                                                                  2000        1999
                                                                                               ---------   -----------
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)............................................................................  $  23,586   $   (16,940)
Add income items that do not affect cash:
 Depreciation, depletion and amortization....................................................     27,532        24,755
 (Gain) loss on the sale of property and equipment...........................................     (5,634)       21,717
 Deferred income taxes.......................................................................     13,262       (10,344)
 Other non-cash items, net...................................................................        880        (1,371)
                                                                                               ---------   -----------
                                                                                                  59,626        17,817
Adjustments to working capital to arrive at net cash provided by (used in)
 operating activities:
 (Increase) decrease in trade accounts receivable............................................   (136,174)       38,301
 Decrease in product inventory...............................................................      3,026        28,828
 Decrease in parts inventory.................................................................      1,259           236
 Decrease in other current assets............................................................      6,305         2,893
 Decrease in other assets and liabilities, net...............................................          6         1,000
 Increase (decrease) in accounts payable.....................................................     98,253       (35,595)
 Decrease in accrued expenses................................................................    (16,556)       (9,732)
                                                                                               ---------   -----------

Net cash provided by (used in) operating activities..........................................     15,745        43,748
                                                                                               ---------   -----------

Cash flows from investing activities:
 Purchases of property and equipment.........................................................    (51,216)      (34,247)
 Proceeds from the dispositions of property and equipment....................................     15,916       148,100
 Contributions to equity investees...........................................................          -          (100)
                                                                                               ---------   -----------

Net cash used in investing activities........................................................    (35,300)      113,753
                                                                                               ---------   -----------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options..........................................        259             -
 Proceeds from issuance of long-term debt....................................................          -       155,000
 Debt issue costs paid.......................................................................         (5)       (9,124)
 Payments on revolving credit facility.......................................................   (608,136)   (1,815,300)
 Borrowings under revolving credit facility..................................................    632,386     1,611,300
 Payments on notes...........................................................................          -       (84,047)
 Dividends paid..............................................................................     (8,439)       (8,432)
                                                                                               ---------   -----------

Net cash provided by financing activities....................................................     16,065      (150,603)
                                                                                               ---------   -----------
Net increase (decrease) in cash and cash equivalents.........................................     (3,490)        6,898
Cash and cash equivalents at beginning of period.............................................     14,062         4,400
                                                                                               ---------   -----------
Cash and cash equivalents at end of period...................................................  $  10,572   $    11,298
                                                                                               =========   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                          -------------------------   -------------------------
                                                              2000          1999          2000          1999
                                                          -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas....................................  $   506,793   $   364,371   $   919,673   $   715,055
 Sale of natural gas liquids............................      122,219        76,206       257,607       139,854
 Processing, transportation and storage revenue.........        9,410        13,246        23,295        24,319
 Other, net.............................................        3,394         2,479         6,393         6,434
                                                          -----------   -----------   -----------   -----------

   Total revenues.......................................      641,816       456,302     1,206,968       885,662
                                                          -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases......................................      576,727       413,813     1,077,870       795,178
 Plant operating expense................................       17,100        14,054        32,362        33,519
 Oil and gas exploration and production expense.........        1,791         1,825         5,937         3,683
 Depreciation, depletion and amortization...............       14,223        11,197        27,532        24,755
 (Gain)/loss on fixed assets............................         (335)       21,862        (5,634)       21,717
 Selling and administrative expense.....................        8,100         8,137        15,489        15,952
 Interest expense.......................................        7,809         7,010        16,027        15,753
                                                          -----------   -----------   -----------   -----------

   Total costs and expenses.............................      625,415       477,898     1,169,583       910,557
                                                          -----------   -----------   -----------   -----------

Income (loss) before income taxes.......................       16,401       (21,596)       37,385       (24,895)

Provision (benefit) for income taxes:
 Current................................................            -         1,032           537         1,282
 Deferred...............................................        5,821        (8,971)       13,262       (10,344)
                                                          -----------   -----------   -----------   -----------

   Total provision (benefit) for income taxes...........        5,821        (7,939)       13,799        (9,062)
                                                          -----------   -----------   -----------   -----------

Income (loss) before extraordinary items................       10,580       (13,657)       23,586       (15,833)

Extraordinary charge for early extinguishment of debt,
net of tax benefit of $700,000..........................            -        (1,107)                     (1,107)
                                                          -----------   -----------   -----------   -----------

Net income (loss).......................................       10,580       (14,764)       23,586       (16,940)

Preferred stock requirements............................       (2,610)       (2,610)       (5,220)       (5,220)
                                                          -----------   -----------   -----------   -----------

Income (loss) attributable to common stock..............  $     7,970   $   (17,374)  $    18,366   $   (22,160)
                                                          ===========   ===========   ===========   ===========

Income (loss) per share of common stock.................  $       .25   $      (.54)  $       .57   $      (.69)
                                                          ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding.....   32,196,793    32,147,993    32,181,331    32,147,993
                                                          ===========   ===========   ===========   ===========

Income (loss) per share of common stock -
 assuming dilution......................................  $       .24   $      (.54)  $       .56   $      (.69)
                                                          ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding -
 assuming dilution......................................   32,770,736    32,147,993    32,628,146    32,147,993
                                                          ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                 (Dollars in thousands, except share amounts)

                                                   Shares of
                                    Shares of       $2.625                                                       $2.625
                                      $2.28       Cumulative                     Shares           $2.28        Cumulative
                                   Cumulative     Convertible    Shares of      Of Common       Cumulative     Convertible
                                    Preferred      Preferred      Common         Stock           Preferred      Preferred
                                      Stock          Stock         Stock       in Treasury         Stock          Stock
                                   ----------     -----------   ----------     -----------      ----------     -----------
Balance at December 31,
1999.............................   1,400,000      2,760,000    32,161,731        25,016           $140           $276

Comprehensive Income:

Net income ......................           -              -             -             -              -              -

Foreign Currency
Translation......................           -              -             -             -              -              -

Comprehensive Income

Dividends:

Dividends declared on common
stock............................           -              -             -             -              -              -

Dividends declared on $2.28
cumulative preferred stock.......           -              -             -             -              -              -

Dividends declared on
$2.625 cumulative
convertible preferred stock......           -              -             -             -              -              -

Stock options exercised..........           -              -        56,857             -              -              -
                                    ---------      ---------    ----------        ------           ----           ----
Balance at June 30, 2000.........   1,400,000      2,760,000    32,218,588        25,016           $140           $276
                                    =========      =========    ==========        ======           ====           ====

                                                                                         Accumulated
                                                                                            Other        Notes       Total
                                                            Additional                     Compre-    Receivable     Stock-
                                    Common      Treasury     Paid-in       Accumulated     hensive     from Key     holders'
                                     Stock        Stock      Capital         Deficit       Income      Employees     Equity
                                    ------      --------    ----------     -----------   ----------   -----------   --------
Balance at December 31,
1999.............................   $3,220       $(788)      $397,522       $(51,064)      $1,321       $(884)      $349,743

Comprehensive Income:
Net income ......................        -           -              -         23,586            -           -         23,586

Foreign Currency
Translation......................        -           -              -              -         (117)          -           (117)
                                                                                                                    --------
Comprehensive Income                                                                                                  23,469
                                                                                                                    --------
Dividends:
Dividends declared on
common stock.....................        -           -              -         (3,219)           -           -         (3,219)

Dividends declared on $2.28
cumulative preferred stock.......        -           -              -         (1,598)           -           -         (1,598)

Dividends declared on
$2.625 cumulative
convertible preferred stock......        -           -              -         (3,622)           -           -         (3,622)

Stock options exercised..........       35           -            280              -            -           -            280
                                    ------       -----       --------       --------       ------       -----       --------
Balance at June 30, 2000.........   $3,255       $(788)      $397,802       $(35,917)      $1,029       $(884)      $365,008
                                    ======       =====       ========       ========       ======       =====       ========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL

     The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. The interim consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

     Prior year's amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2000.


EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $5.2 million, respectively, for each of the three and six month periods ended June 30, 2000 and 1999. Common stock options, which are potential common shares, had a dilutive effect on earnings and increased the weighted average shares of common stock outstanding by 573,943 and 446,815 for the three and six month periods ended June 30, 2000. Common stock options, which are potential common shares, were anti-dilutive for the period ended June 30, 1999 and were not included in the calculation of earnings per share for that period. The numerators and the denominators for the three month periods ended June 30, 2000 and 1999 are not adjusted to reflect our $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

OTHER INFORMATION

     Black Lake. In December 1999, we signed an agreement for the sale of our Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million, which was accrued in the fourth quarter of 1999.

     Western Gas Resources-California, Inc. In January 2000, we sold all the outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc. ("WGR-California") for $14.9 million. The only asset of this subsidiary was a 162 mile pipeline in the Sacramento basin of California. The pipeline was acquired through the exercise of an option by us in a transaction which closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

     The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

     Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. This transaction is subject to final accounting adjustment. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company has been reclassed from Other assets to Property and equipment.


SUPPLEMENTARY CASH FLOW INFORMATION

     Interest paid was $17.7 million and $16.7 million for the six months ended June 30, 2000 and 1999, respectively.

     No income taxes were paid during the six months ended June 30, 2000 or 1999.

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

     In our Gas Gathering and Processing segment we connect producers' wells to our gathering systems for delivery to our processing or treating plants, process the natural gas to extract NGLs and treat the natural gas in order to meet pipeline specifications. The results of our Black Lake facility and related reserves, which were sold in December 1999, are included in this segment for the 1999 periods. The residue gas and NGLs extracted at our processing facilities are sold by our Marketing segment.

     The activities of our Production segment includes the exploration and development of oil and gas properties primarily in basins where our facilities are located. The majority of the gas and oil produced from these properties is sold by our Marketing segment.

     Our Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by our facilities. The operations associated with the Katy Facility, which was sold in April 1999, are included in the Marketing segment for the three and six months ended June 30, 1999. Also included in this segment are our Canadian marketing operations (which are immaterial for separate presentation). The Marketing segment also includes losses associated with our equity gas and NGL hedging program of $(6.5) million and $(2.6) million for the quarters ended June 30, 2000 and June 30, 1999, respectively and of $(9.6) million and $(2.3) million for the six months ended June 30, 2000 and June 30, 1999, respectively.

     The Transmission segment reflects the operations of the MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from the transportation of residue gas for our Gas Gathering and Processing, Production and Marketing segments.

     The following table sets forth our segment information as of and for the three and six month periods ended June 30, 2000 and 1999 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.

                                               Gas
                                            Gathering                                                       Elim-
                                               and                                 Trans-                  inating
                                           Processing    Production   Marketing    mission   Corporate     Entries       Total
                                           ----------    ----------   ---------    -------   ---------    ---------    ----------
Quarter ended June 30, 2000
Revenues from unaffiliated customers......    $  6,768    $  1,144    $637,393     $ 1,877    $    35     $       8    $  647,225
Interest income...........................           1           -           3           -      6,419        (6,353)           70
Other, net................................       1,692          41      (6,708)          -       (504)            -        (5,479)
Intersegment sales........................     186,001      17,603      12,948       4,315         13      (220,880)            -
                                              --------    --------    --------     -------    -------     ---------    ----------
Total revenues............................     194,462      18,788     643,636       6,192      5,963      (227,225)      641,816
                                              --------    --------    --------     -------    -------     ---------    ----------
Product purchases.........................     143,245       1,028     647,271           -        (65)     (214,752)      576,727
Plant operating expense...................      15,416         291           -       1,996       (328)         (275)       17,100
Oil and gas exploration
 and production expense...................          31       8,456           -           -          -        (6,696)        1,791
                                              --------    --------    --------     -------    -------     ---------    ----------
Operating profit..........................    $ 35,770    $  9,013    $ (3,635)    $ 4,196    $ 6,356     $  (5,502)   $   46,198
                                              ========    ========    ========     =======    =======     =========    ==========

Depreciation, depletion and amortization..       8,991       3,493          40         409      1,290             -        14,223
Interest expense..........................                                                                                  7,809
Gain on sale of assets....................                                                                                   (335)
Selling and administrative expense........                                                                                  8,100
                                                                                                                       ----------
Income (loss) before income taxes.........                                                                             $   16,401
                                                                                                                       ==========

Identifiable assets.......................    $552,073    $109,068    $     68     $46,856    $38,907     $       -    $  746,972
                                              ========    ========    ========     =======    =======     =========    ==========

                                                Gas
                                             Gathering                                                       Elim-
                                                and                                 Trans-                  inating
                                            Processing   Production  Marketing     mission   Corporate     Entries       Total
                                            ----------   ----------  ---------     -------   ---------    ---------    ----------
Quarter ended June 30, 1999
Revenues from unaffiliated customers......    $ 11,934    $    540   $ 444,641     $ 1,897    $     -     $       -    $  459,012
Interest income...........................           -           -          39           -      6,238        (6,197)           80
Other, net................................          27           -      (4,028)         87      1,123             -        (2,791)
Intersegment sales........................      88,907       5,731      20,951       4,083         14      (119,686)            -
                                              --------    --------   ---------     -------    -------     ---------    ----------
Total revenues............................     100,868       6,271     461,603       6,067      7,375      (125,883)      456,301
                                              --------    --------   ---------     -------    -------     ---------    ----------
Product purchases.........................      68,743         450     472,246           -          -      (127,626)      413,813
Plant operating expense...................      11,736          95     (10,027)      3,198          -        (9,052)       14,054
Oil and gas exploration
 and production expense...................          72       1,752           1           -          -             -         1,825
                                              --------    --------   ---------     -------    -------     ---------    ----------
Operating profit..........................    $ 20,317    $  3,974   $    (617)    $ 2,869    $ 7,375     $  (7,309)   $   26,609
                                              ========    ========   =========     =======    =======     =========    ==========

Depreciation, depletion and amortization..       7,360       2,135         297         261      1,144             -        11,197
Interest expense..........................                                                                                  7,010
Loss on sale of assets....................                                                                                 21,862
Selling and administrative expense........                                                                                  8,137
                                                                                                                       ----------
Income (loss) before income taxes.........                                                                             $  (21,597)
                                                                                                                       ==========

Identifiable assets.......................    $524,081    $ 81,086   $      94     $48,085    $36,744     $       -    $  690,090
                                              ========    ========   =========     =======    =======     =========    ==========

                                                Gas
                                             Gathering                                                       Elim-
                                                and                                 Trans-                  inating
                                            Processing   Production   Marketing    mission   Corporate     Entries       Total
                                            ----------   ----------   ---------    -------   ---------    ---------    ----------
Six months ended June 30, 2000
Revenues from unaffiliated customers......    $ 18,174    $  2,130   $1,188,715     $ 4,255    $    61     $       -    $1,213,335
Interest income...........................          34           2           27           -     12,257       (12,021)          299
Other, net................................       1,672          41       (8,911)          -        532             -        (6,666)
Intersegment sales........................     320,343      27,907       39,281       8,719         17      (396,267)            -
                                              --------    --------   ----------     -------    -------     ---------    ----------
Total revenues............................     340,223      30,080    1,219,112      12,974     12,867      (408,288)    1,206,968
                                              --------    --------   ----------     -------    -------     ---------    ----------
Product purchases.........................     246,253       1,532    1,219,958           -        (90)     (389,783)    1,077,870
Plant operating expense...................      28,478         308            -       4,264        (72)         (616)       32,362
Oil and gas exploration
 and production expense...................          31      12,602            -           -          -        (6,696)        5,937
                                              --------    --------   ----------     -------    -------     ---------    ----------
Operating profit..........................    $ 65,461    $ 15,638   $     (846)    $ 8,710    $13,029     $ (11,193)   $   90,799
                                              ========    ========   ==========     =======    =======     =========    ==========

Depreciation, depletion and amortization..      17,562       6,382           80         833      2,675             -        27,532
Interest expense..........................                                                                                  16,027
Gain on sale of assets....................                                                                                  (5,634)
Selling and administrative expense........                                                                                  15,489
                                                                                                                        ----------
Income (loss) before income taxes.........                                                                              $   37,385
                                                                                                                        ==========

Identifiable assets.......................    $552,073    $109,068   $       68     $46,856    $38,907     $       -    $  746,972
                                              ========    ========   ==========     =======    =======     =========    ==========

                                                Gas
                                             Gathering                                                       Elim-
                                                and                                 Trans-                  inating
                                            Processing   Production   Marketing    mission   Corporate     Entries       Total
                                            ----------   ----------   ---------    -------   ---------    ---------    ----------
Six months ended June 30, 1999
Revenues from unaffiliated customers......    $ 23,214    $    944   $  853,262     $ 3,696    $   538     $       -    $  881,654
Interest income...........................           1         151           61           -     13,271       (13,190)          294
Other, net................................         114           -        1,263         441      1,895             -         3,713
Intersegment sales........................     165,495      10,730       38,940       8,182         28      (223,375)            -
                                              --------    --------   ----------     -------    -------     ---------    ----------
Total revenues............................     188,824      11,825      893,526      12,319     15,732      (236,565)      885,661
                                              --------    --------   ----------     -------    -------     ---------    ----------
Product purchases.........................     127,819         905      888,858           -          -      (222,404)      795,178
Plant operating expense...................      26,103         107        1,672       5,829        483          (675)       33,519
Oil and gas exploration
 and production expense...................         207       3,520          (44)          -          -             -         3,683
                                              --------    --------   ----------     -------    -------     ---------    ----------
Operating profit..........................    $ 34,695    $  7,293   $    3,040     $ 6,490    $15,249     $ (13,486)   $   53,281
                                              ========    ========   ==========     =======    =======     =========    ==========

Depreciation, depletion and amortization..      17,597       3,236        1,146         520      2,256             -        24,755
Interest expense..........................                                                                                  15,753
Loss on sale of assets....................                                                                                  21,717
Selling and administrative expense........                                                                                  15,952
                                                                                                                        ----------
Income (loss) before income taxes.........                                                                              $  (24,896)
                                                                                                                        ==========

Identifiable assets.......................    $524,381    $ 81,086   $       94     $48,085    $36,744     $       -    $  690,390
                                              ========    ========   ==========     =======    =======     =========    ==========


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we will be required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. We have not yet determined the impact that the adoption of SFAS No. 133 will have on our earnings or financial position.

STOCK BASED COMPENSATION

     In March 2000, the FASB issued interpretation No. 144, an interpretation of APB Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation", regarding the accounting treatment of repriced stock options. Under this interpretation, we will be required to record compensation expense (if not previously accrued) equal to the number of unexercised repriced options multiplied by the amount by which our stock price at the end of any quarter exceeds $21 per share. We have outstanding at June 30, 2000 approximately 160,000 options which will be treated as repriced options. This interpretation is effective July 1, 2000.

LEGAL PROCEEDINGS

     Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three and six months ended June 30, 2000 and 1999. Prior year amounts have been reclassified as appropriate to conform to the presentation used in 2000. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999
(Dollars in thousands, except per share amounts and operating data).


                                              Three Months Ended                      Six Months Ended
                                                   June 30,                                June 30,
                                             ---------------------      Percent    -----------------------    Percent
                                               2000         1999        Change        2000         1999       Change
                                             --------     --------      ------     ----------     --------    ------
Financial results:
Revenues...................................  $641,816     $434,440        48       $1,206,968     $863,945       40
Gross profit...............................    32,310       (6,449)       --           68,901        6,810      912
Net income (loss)..........................    10,580      (14,764)       --           23,596      (16,940)      --
Income (loss) per share of common stock....       .25         (.54)       --              .57         (.69)      --
Income (loss) per share of common stock -
  assuming dilution........................       .24         (.54)       --              .56         (.69)      --
Net cash provided by operating activities..  $  5,925     $ 31,087       (81)      $   15,745     $ 43,748      (64)

Operating data:
Average gas sales (MMcf/D).................     1,670        1,965       (15)           1,735        2,050      (15)
Average NGL sales (MGal/D).................     2,815        2,785         1            2,970        2,905        2
Average gas prices ($/Mcf).................  $   3.34     $   2.04        64       $     2.91     $   1.93       51
Average NGL prices ($/Gal).................  $    .48     $    .30        60       $      .48     $    .27       78

     Net income increased $25.3 million and increased $40.6 million for the three and six months ended June 30, 2000 compared to 1999. The increase in net income for the second quarter of 2000 was primarily attributable to significantly higher gas and NGL prices in 2000 compared to the prior year. The increase for the six month period in 2000 was due to the higher gas and NGL prices and an after-tax gain of $3.4 million recognized on the sale of the stock of our wholly-owned subsidiary, Western Gas Resources-California in the first quarter of 2000.

     Revenues from the sale of gas increased $142.4 million to $506.8 million in the second quarter of 2000 compared to the same period in 1999. This increase was due to an improvement in product prices which more than offset a reduction in sales volume. Average gas prices realized by us increased $1.30 per Mcf to $3.34 per Mcf in the second quarter of 2000 compared to the same period in 1999. Included in the realized gas price were approximately $5.3 million of losses recognized in the second quarter of 2000 related to futures positions on equity gas volumes. We have entered into additional futures positions for the majority of our equity gas for the remainder of 2000 and to a limited extent in 2001. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average gas sales volumes decreased 295 MMcf per day to 1,670 MMcf per day for the three months ended June 30, 2000 compared to the same period in 1999. This decrease was primarily due to the sale in 1999 of our Katy facility and a related reduction in the sale of gas purchased from third parties.

     Revenues from the sale of gas increased $204.6 million to $919.7 million in the six months ended June 30, 2000 compared to the same period in 1999. This increase was due to an improvement in product prices which more than offset a reduction in sales volume. Average gas prices realized by us increased $.98 per Mcf to $2.91 per Mcf in the six months ended June 30, 2000 compared to the same period in 1999. Included in the realized gas price were approximately $6.5 million of losses recognized in the six months ended June 30, 2000 related to futures positions on equity gas volumes. We have entered into additional futures positions for the majority of our equity gas for the remainder of 2000 and to a limited extent in 2001. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average gas sales volumes decreased 315 MMcf per day to 1,735 MMcf per day in the six months ended June 30, 2000 compared to the same period in 1999. This decrease was primarily due to the sale in 1999 of our Katy facility and a related reduction in the sale of gas purchased from third parties.

     Revenues from the sale of NGLs increased $46.0 million in the second quarter of 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and additional sales volume. Average NGL prices realized by us increased $.18 per gallon to $.48 per gallon in the second quarter of 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $1.1 million of losses recognized in the second quarter of 2000 related to futures positions on equity NGL volumes. We have entered into additional futures positions for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 30 MGal per day to 2,815 MGal per day in the second quarter of 2000 compared to the same period in 1999. This increase in NGL volume is primarily due to a 76 MGal per day increase in the sale of NGLs purchased from third parties, offset by a decrease of 46 MGal per day in the sales of NGLs produced at our facilities resulting from the sale of the Giddings and Black Lake facilities in 1999.

     Revenues from the sale of NGLs increased approximately $117.8 million in the six months ended June 30, 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and additional sales volume. Average NGL prices realized by us increased $.21 per gallon to $.48 per gallon in the six months ended June 30, 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $3.1 million of losses recognized in the six months ended June 30, 2000 related to futures positions on equity NGL volumes. We have entered into additional futures positions for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 65 MGal per day to 2,970 MGal per day in the six months ended June 30, 2000 compared to the same period in 1999. This increase in NGL volume is due to a 49 MGal per day increase in the sale of NGLs purchased from third parties and a 15 MGal per day increase the sale of NGLs produced at our facilities. The increase in the sale of NGLs produced at our facilities in the six months ended June 30, 2000 compared to the same period in 1999 resulted from favorable extraction economics at our Granger facility in 2000.

     Product purchases increased by $162.9 million and $282.7 million in the second quarter and six months ended June 30, 2000, respectively, compared to the same period in 1999 primarily due to an increase in commodity prices. Overall, combined product purchases as a percentage of sales of all products was 92% for both the quarter and six months ended June 30, 2000 compared to 94% and 93% for the same periods in 1999, respectively. The reduction in this percentage was primarily due to increased sales of gas produced from our coal bed methane wells in the Powder River Basin. These sales have no corresponding product purchases. This percentage is also impacted by the volume of sales of third-party product and the margin earned on those sales. Marketing margins on residue gas averaged $0.13 per Mcf in the second quarter of 2000 and $.017 per Mcf in the six months ended June 30, 2000. These are slight increases to the average margin earned in the 1999 period. Marketing margins on NGLs averaged $.005 per gallon in the second quarter of 2000 and $.008 per gallon in the six months ended June 30, 2000 compared to approximately $.004 per gallon in 1999.

     Plant operating expense increased $3.0 million in the second quarter of 2000 compared to the same period in 1999 primarily as a result of the acquisition of the remaining 50% of the Westana Gathering Company in February 2000 and additional leased compression in the Powder River basin coal bed development. Plant operating expense decreased by $1.2 million in the six months ended June 30, 2000 compared to the same period in 1999 as the previously discussed items were offset by operating cost reductions resulting from the sales in 1999 of our Katy Storage facility, our Giddings gathering system, our MiVida treating facility and our Black Lake facility.

     Depreciation, depletion and amortization increased by $3.0 million and $2.8 million in the second quarter and the six months ended June 30, 2000 as compared to the same periods in 1999 primarily as a result of our increasing operations in the Powder River basin coal bed methane development.

Other Information

     Black Lake. In December 1999, we signed an agreement for the sale of our Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million which was accrued in the fourth quarter of 1999.

     Western Gas Resources-California, Inc. In January 2000, we sold all of the outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc., ("WGR-California"), for $14.9 million. The only asset of this subsidiary was a 162 mile pipeline in the Sacramento basin of California. The pipeline was acquired through the exercise of an option by us in a transaction which closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

     The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

     Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. This transaction is subject to final accounting adjustment. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company has been reclassed from Other assets to Property and equipment.

Business Strategy

     Our long-term business plan is to increase our profitability by: (i) optimizing the efficiency of existing operations; (ii) entering into additional agreements with third-party producers who dedicate acreage to our gathering and processing operations; and (iii) investing in projects or acquiring assets that complement and extend our core natural gas gathering, processing, production and marketing businesses.

     We constantly seek to improve the profitability of our existing operations by increasing natural gas throughput levels through new well connections and expansion of gathering systems, increasing our efficiency through the consolidation of existing gathering and processing facilities, evaluating the economic performance of each of our operating facilities to ensure that a targeted rate of return is achieved and controlling operating and overhead expenses.

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

     We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities, complete our current capital expenditure program and make any scheduled debt principal payments. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure such capital is restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for 2000.

     While several of our plants have experienced declines in dedicated reserves, overall we have been successful in connecting additional reserves to more than offset the natural declines. Higher gas prices, improved technology, e.g., 3-D seismic and horizontal drilling, and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in many of our operating areas. The overall level of drilling will depend upon, among other factors, the prices for oil and gas, the drilling budgets of third-party producers, the energy policy and regulation by governmental agencies and the availability of foreign oil and gas, none of which is within our control. There is no assurance that we will continue to be successful in replacing the dedicated reserves processed at our facilities.

     We have effective shelf registration statements filed with the Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which those securities are convertible, and $62 million of debt securities, preferred stock or common stock.

     Our sources and uses of funds for the six months ended June 30, 2000 are summarized as follows (dollars in thousands):

Sources of funds:
     Borrowings under revolving credit facility.......................  $632,386
     Proceeds from the dispositions of property and equipment.........    15,916
     Net cash provided by operating activities........................    15,745
     Proceeds from exercise of common stock options...................       259
                                                                        --------
       Total sources of funds.........................................  $664,306
                                                                        ========
Uses of funds:
     Payments related to long-term debt (including debt issue costs)..  $608,136
     Capital expenditures.............................................    51,216
     Dividends paid...................................................     8,439
     Other............................................................         5
                                                                        --------
       Total uses of funds............................................  $667,796
                                                                        ========

     Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
9.5 Bcf at an average cost of $3.06 per Mcf at June 30, 2000 compared to 7.5 Bcf at an average cost of $1.94 per Mcf at June 30, 1999 under storage contracts at various third-party facilities. At June 30, 2000, we had hedging contracts in place for anticipated sales of approximately 9.3 Bcf of stored gas at a weighted average price of $3.33 per Mcf for the stored inventory.

     We held NGLs in storage of 8,670 MGal, consisting primarily of propane and normal butane, at an average cost of $.34 per gallon and 8,000 MGal at an average cost of $.28 per gallon at June 30, 2000 and 1999, respectively, at various third-party storage facilities. At June 30, 2000, we had no significant hedging contracts in place for anticipated sales of stored NGLs.


Capital Investment Program

     Primarily as a result of additional drilling behind our systems and in the Powder River Basin, we have increased our capital budget for the year ending December 31, 2000 by approximately $15.8 million. We now expect capital expenditures related to existing operations to be approximately $105.5 million during 2000, consisting of the following: (i) approximately $60.9 million related to gathering, processing and pipeline assets, of which $7.8 million is for maintaining existing facilities and $9.8 million for acquisition of the remaining 50% interest in the Westana Gathering Company; (ii) approximately $39.6 million related to exploration and production activities; and (iii) approximately $5.0 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represent 47% and 12%, respectively, of the total 2000 budget.

     As of June 30, 2000, we have expended $51.2 million, consisting of the following: (i) $27.3 million related to gathering, processing and pipeline assets, of which $3.4 million is for maintaining existing facilities and $9.8 million for acquisition of the remaining 50% in the Westana Gathering Company;
(ii) $20.0 million related to exploration and production activities; and (iii) $3.9 million for miscellaneous items.

     Coal Bed Methane - We continue to develop our Powder River basin coal bed methane gathering system and our coal seam gas reserves in Wyoming. We have acquired drilling rights on approximately 1,075,000 gross acres, or 492,000 net acres, in the basin. On approximately 18% of this acreage position, we have established proven developed and undeveloped reserves. Our production is derived primarily from wells drilled to depths of 400 to 1,200 feet. In 2000, we expect to increase our drilling schedule to approximately 1,000 gross wells, or 470 net wells, the majority of which are on locations with proven, undeveloped reserves. During the first six months of 2000, we have drilled 478 gross wells or 225 net wells. The average drilling, completion and gathering cost for our coal bed methane wells is approximately $50,000 to $90,000 with reserves per well of approximately 320 MMcf. As deeper wells are drilled, the average cost and reserves per well are expected to increase. Production of coal bed methane from the Powder River basin has been expanding, and approximately 214 MMcf/D of gas volumes in the month of June 2000 were being produced by several operators in the area, including 167 MMcf/D produced by our partner and us. We transport most of the coal bed methane gas through our MIGC interstate pipeline or the Fort Union gathering system for redelivery to gas markets in the Rocky Mountain and Midwest regions of the United States.

     Future drilling on federal acreage will be delayed until the completion of an Environmental Impact Statement. This study is currently scheduled for completion in February 2002. Our drilling plans for 2000 and 2001 are not expected to be substantially affected by this study due to our large inventory of non-federal drilling locations. In addition, the Wyoming Department of Environmental Quality has approved changes in the standards for surface water discharge on some components of the water being discharged and continues to evaluate changes in other standards. These additional modifications may be approved within the third quarter of 2000. However, we can make no assurance that the conditions under which permits are granted will not affect the level of drilling or the timing of production.

     Our capital budget in this area provides for expenditures of approximately $50.0 million during 2000 of which $23.1 million was spent during the first six months of 2000. This capital budget includes approximately $35.5 million for drilling costs for our interest in approximately 1,000 wells, production equipment and undeveloped acreage and $14.2 million for compression. In March 2000, we entered into a ten-year operating lease agreement for compression equipment of which $10.3 million was available at June 30, 2000. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. However, because of drilling and other uncertainties beyond our control, we can make no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

     We own an approximate 13% equity interest in Fort Union Gas Gathering L.L.C., the only asset of which is a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We are the construction manager and field operator of Fort Union. This system has a capacity of approximately 450 MMcf/D of natural gas with expansion capability and in June 2000 it had throughput of approximately 174 MMcf/D. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. We also entered into a ten year agreement for firm gathering services on 60 MMcf/D of capacity at $.14 per Mcf on Fort Union beginning in December 1999.

     Southwest Wyoming. The United States Geologic Survey estimates that the Greater Green River basin contains over 120 Tcf of unrecovered natural gas reserves. Our facilities in southwest Wyoming are comprised of the Granger facility and a 72% ownership interest in the Lincoln Road facility, or collectively the Granger Complex. These facilities have a combined operational capacity of 285 MMcf/D and processed an average of 166 MMcf/D in the second quarter of 2000. Our capital budget in this area provides for expenditures of approximately $12.3 million during 2000, of which $1.9 million was spent in the first six months of 2000. This capital budget includes approximately $3.7 million for drilling costs and production equipment primarily in the Jonah Field and approximately $8.5 million related to the gathering systems and plant facilities. Because of drilling and other uncertainties beyond our control, we can provide no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

Financing Facilities

     Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. At June 30, 2000, $70.5 million in total was outstanding on this facility. The Revolving Credit Facility bears interest at various spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At June 30, 2000, the interest rate payable on the facility was 8.2% per annum. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.50 to 1.0 through September 30, 2000 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of our significant subsidiaries. We utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

     Master Shelf Agreement. In December 1991, we entered into a Master Shelf Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at June 30, 2000 are as indicated in the following table (dollars in thousands):

                                   Interest        Final
   Issue Date           Amount       Rate         Maturity                         Principal Payments Due
-----------------       ------     --------    -----------------       -----------------------------------------------
October 27, 1992       $ 25,000      7.99%     October 27, 2003        $8,333 on each of October 27, 2001 through 2003
December 27, 1993        25,000      7.23%     December 27, 2003       single payment at maturity
October 27, 1994         25,000      9.05%     October 27, 2001        single payment at maturity
October 27, 1994         25,000      9.24%     October 27, 2004        single payment at maturity
July 28, 1995            50,000      7.61%     July 28, 2007           $10,000 on each of July 28, 2003 through 2007
                       --------
                       $150,000
                       ========

     Our agreement with Prudential was amended in 1999 to reflect the following provisions. We are required to maintain a current ratio of at least .9 to 1.0; a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999; a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of 40% through March 2002 and 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.0 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 2.25 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes some non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $37.1 million was available at June 30, 2000. Borrowings under the Master Shelf Agreement are guaranteed and secured via a pledge of the stock of our significant subsidiaries.

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

     Covenant Compliance. We were in compliance with all covenants in our debt agreements at June 30, 2000. Taking into account all the covenants contained in these agreements, we had approximately $100 million of available borrowing capacity at June 30, 2000. To increase our borrowing capacity, strengthen our credit ratings and to reduce our overall debt outstanding, we may continue to dispose of non-strategic assets and investigate alternative financing sources including the issuance of public debt, project-financing, joint ventures and operating leases.

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

     We hedged a portion of our estimated equity volumes of gas and NGLs in 2000 at pricing levels approximating our 2000 operating budget. Our equity gas and NGL hedging strategy for 2000 establishes a minimum price while allowing varying levels of market participation above the minimum. As of June 30, 2000, we had hedged approximately 40%, or 35,000 MMBtu/day, of our anticipated equity gas for the balance of 2000 at a weighted average NYMEX equivalent minimum price of $2.33 per MMBtu and an additional 25%, or 22,000 MMBtu/day, with collars with a minimum price of $2.10 per MMBtu and a maximum price of $2.44 per MMBtu NYMEX equivalent price. We also hedged an incremental 10,000 MMBtu/day of anticipated equity production for October 2000 through March 2001 with collars at a weighted average NYMEX equivalent minimum price of $2.75 per MMBtu and a maximum price of $3.50 per Mmbtu.

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

     At June 30, 2000, we had $1.7 million of unrecognized gains in inventory that will be recognized primarily during the third quarter of 2000. At June 30, 2000, we had unrecognized net losses of $925,000 related to financial instruments that may be offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

     We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters and six months ended June 30, 2000 and 1999 were not material.

Foreign Currency Derivative Market Risk

     As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of June 30, 2000, the net notional value of such contracts was approximately $15.0 million in Canadian dollars, which approximates its fair market value.

Principal Facilities

     The following tables provide information concerning our principal facilities at June 30, 2000. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as our other facilities.

                                                                                      Average for the Six Months Ended
                                                                                                June 30, 2000
                                                     Gas            Gas          -------------------------------------------
                                                   Gathering     Throughput         Gas             Gas             NGL
                                   Years Placed     System        Capacity       Throughput      Production      Production
    Plant Facilities (1)            In Service      Miles(2)     (MMcf/D)(3)     (MMcf/D)(4)     (MMcf/D)(5)     (MGal/D)(5)
---------------------------        ------------    ---------     -----------     -----------     -----------     -----------
Texas
  Bethel Treating (6)...........       1997              86           300              147             143               -
  Gomez Treating................       1971             385           280              111             101               -
  Midkiff/Benedum...............       1949           2,161           165              148              95             914
  Mitchell Puckett
   Gathering....................       1972              90           120              102              66               1
Louisiana
  Toca (7)(8)...................       1958               -           160              129             123             105
Wyoming
  Coal Bed Methane
   Gathering....................       1990            444            223              198             183               -
  Fort Union Gas Gathering (15).       1999            106            450               75              75
  Granger (7)(9)(10)............       1987            478            235              140             117             373
  Hilight Complex (7)...........       1969            626             80               19              14              58
  Kitty/Amos Draw (7)...........       1969            314             17               13               8              48
  Lincoln Road (10).............       1988            149             50               20              19              23
  Newcastle (7).................       1981            146              5                3               2              17
  Red Desert (7)................       1979            111             42               15              13              26
  Reno Junction (9).............       1991              -              -                -               -              92
Oklahoma
  Arkoma........................       1985             74             12               11              10               -
  Chaney Dell...................       1966          2,051            130               52              42             183
  Westana (14)..................       1981            864             45               68              56             121
New Mexico
  San Juan River (6)............       1955            140             60               25              19              37
Utah
  Four Corners Gathering........       1988            104             15                2               3              13
                                                     -----          -----            -----           -----            -----
   Total........................                     8,329          2,389            1,278           1,089            2,011
                                                     =====          =====            =====           =====            =====

                                                            Average for the Six Months
                                                                       Ended
                                                                   June 30, 2000
                                                            ---------------------------
                                                             Pipeline          Gas
                              Years Placed   Transmission    Capacity       Throughput
 Transmission Facilities (1)   In Service      Miles(2)     (MMcf/D)(2)     (MMcf/D)(4)
---------------------------   ------------    ---------     -----------     -----------
MIGC (11)(13)..............       1970            245            130              182
MGTC (12)..................       1963            252             18               13
                                                  ---            ---
  Total....................                       497            148              195
                                                  ===            ===              ===

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

(2) Gas gathering system miles, interconnect and transmission miles and pipeline capacity are as of June 30, 2000.

(3) Gas throughput capacity is as of June 30, 2000 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.

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

(14) We acquired the remaining 50% interest in Westana Gathering Company in February 2000.

(15) A portion of the Gas Throughput and Gas Production for this gathering system is also included in the volumes reported under Coal Bed Methane Gathering.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     Western Gas Resources, Inc., Mountain Gas Resources, Inc., v. R.I.S. Resources International Corporation,a British Columbia , Canada corporation; RIS Resources (USA) Inc., a Texas Corporation, United States District Court, Colorado, Civil Action No. 00-S-599

     As previously disclosed, our subsidiary Mountain Gas was a defendant in prior litigation, styled as McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882, which was settled on all issues for substantially less than the amount claimed. Western and Mountain Gas are seeking reimbursement from RIS Resources, (USA), Inc., Mountain Gas' joint venture partner, for 50% of the settlement amount which was paid in full by Mountain Gas. The parties are proceeding with discovery.

     Western Gas Resources, Inc., v. Amerada Hess Corporation, District Court, Denver County, Colorado, Civil Action No. 00-CV-1433.

     As previously disclosed, we were a defendant in prior litigation, styled as Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332, which has been settled for an amount which did not have a material impact on our results of operations or financial position. We are seeking reimbursement from Amerada Hess under a contractual indemnity. Amerada Hess sought a motion to dismiss, which was denied. We have amended our original complaint and requested a jury trial in this case. The parties are proceeding with discovery.

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


     27   Financial Data Schedule.

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


                               WESTERN GAS RESOURCES, INC.
                               ---------------------------
                               (Registrant)


Date: August 10, 2000          By: /s/ LANNY F. OUTLAW
                                   -------------------
                                   Lanny F. Outlaw
                                   Chief Executive Officer and President


Date: August 10, 2000          By: /s/WILLIAM J. KRYSIAK
                                   ---------------------
                                   William J. Krysiak
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)