Form 10-Q/A
period 2000-06-30
WESTERN GAS RESOURCES INC
filed 2000-08-17
CIK 856716

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-Q/A
(Mark One)
----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


                        Commission file number 1-10389
                        ------------------------------



                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                     84-1127613
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

12200 N. Pecos Street, Denver, Colorado                   80234-3439
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                       ---


On August 1, 2000, there were 32,241,791 shares of the registrant's Common Stock outstanding.


This Form 10-Q/A for the quarterly period ended June 30, 2000 is being filed to correct the omission of Item 4, Submission of Matters to a Vote of Security Holders. The Annual Meeting of Stockholders was held on May 19, 2000 and the results of matters submitted for vote to the stockholders are included under this item.

                          Western Gas Resources, Inc.
                                  Form 10-Q/A
                               Table of Contents



PART I - Financial Information                                                                          Page
------------------------------                                                                          ----
  Item 1.   Financial Statements


            Consolidated Balance Sheet - June 30, 2000 and December 31, 1999...........................      3

            Consolidated Statement of Cash Flows - Three and Six Months Ended
            June 30, 2000 and 1999.....................................................................      4

            Consolidated Statement of Operations - Three and Six Months Ended
            June 30, 2000 and 1999.....................................................................      5

            Consolidated Statement of Changes in Stockholders' Equity - Six Months Ended
            June 30, 2000..............................................................................      6

            Notes to Consolidated Financial Statements.................................................      7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................................     11


PART II - Other Information
---------------------------

  Item 1.   Legal Proceedings..........................................................................     22

  Item 4.   Submission of matters to a vote of security holders........................................     23

  Item 6.   Exhibits and Reports on Form 8-K...........................................................     23

Signatures.............................................................................................     24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                  June 30,     December 31,
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                          -------------------------   -------------------------
                                                             2000          1999          2000          1999
                                                          -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas....................................  $   506,793   $   364,371   $   919,673   $   715,055
 Sale of natural gas liquids............................      122,219        76,206       257,607       139,854
 Processing, transportation and storage revenue.........        9,410        13,246        23,295        24,319
 Other, net.............................................        3,394         2,479         6,393         6,434
                                                          -----------   -----------   -----------   -----------

   Total revenues.......................................      641,816       456,302     1,206,968       885,662
                                                          -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases......................................      576,727       413,813     1,077,870       795,178
 Plant operating expense................................       17,100        14,054        32,362        33,519
 Oil and gas exploration and production expense.........        1,791         1,825         5,937         3,683
 Depreciation, depletion and amortization...............       14,223        11,197        27,532        24,755
 (Gain)/loss on fixed assets............................         (335)       21,862        (5,634)       21,717
 Selling and administrative expense.....................        8,100         8,137        15,489        15,952
 Interest expense.......................................        7,809         7,010        16,027        15,753
                                                          -----------   -----------   -----------   -----------

   Total costs and expenses.............................      625,415       477,898      1169,583       910,557
                                                          -----------   -----------   -----------   -----------

Income (loss) before income taxes.......................       16,401       (21,596)       37,385       (24,895)

Provision (benefit) for income taxes:
 Current................................................            -         1,032           537         1,282
 Deferred...............................................        5,821        (8,971)       13,262       (10,344)
                                                          -----------   -----------   -----------   -----------

   Total provision (benefit) for income taxes...........        5,821        (7,939)       13,799        (9,062)
                                                          -----------   -----------   -----------   -----------

Income (loss) before extraordinary items................       10,580       (13,657)       23,586       (15,833)

Extraordinary charge for early extinguishment of debt,
net of tax benefit of $700,000..........................            -        (1,107)            -        (1,107)
                                                          -----------   -----------   -----------   -----------

Net income (loss).......................................       10,580       (14,764)       23,586       (16,940)

Preferred stock requirements............................       (2,610)       (2,610)       (5,220)       (5,220)
                                                          -----------   -----------   -----------   -----------

Income (loss) attributable to common stock..............  $     7,970   $   (17,374)  $    18,366   $   (22,160)
                                                          ===========   ===========   ===========   ===========

Income (loss) per share of common stock.................  $       .25   $      (.54)  $       .57   $      (.69)
                                                          ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding.....   32,196,793    32,147,993    32,181,331    32,147,993
                                                          ===========   ===========   ===========   ===========

Income (loss) per share of common stock -
 assuming dilution......................................  $       .24   $      (.54)  $       .56   $      (.69)
                                                          ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding -
 assuming dilution......................................   32,770,736    32,147,993    32,628,146    32,147,993
                                                          ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                       Shares of
                                      Shares of         $2.625                                                        $2.625
                                        $2.28         Cumulative                        Shares          $2.28       Cumulative
                                      Cumulative      Convertible        Shares        of Common      Cumulative    Convertible
                                      Preferred        Preferred       of Common         Stock        Preferred     Preferred
                                        Stock            Stock           Stock        in Treasury       Stock         Stock
                                    -------------    -------------   -------------   -------------  -------------  -------------
Balance at December 31, 1999........    1,400,000        2,760,000      32,161,731          25,016  $         140  $         276

Comprehensive Income:

Net income..........................            -                -               -               -              -              -

Foreign Currency
Translation.........................            -                -               -               -              -              -

Comprehensive Income

Dividends:

Dividends declared on
common stock........................            -                -               -               -              -              -

Dividends declared on $2.28
cumulative preferred stock..........            -                -               -               -              -              -

Dividends declared on
$2.625 cumulative
convertible preferred stock.........            -                -               -               -              -              -

Stock options exercised.............            -                -          56,857               -              -              -
                                    -------------    -------------   -------------   -------------  -------------  -------------
Balance at June 30, 2000............    1,400,000        2,760,000      32,218,588          25,016  $         140  $         276
                                    =============    =============   =============   =============  =============  =============

                                                                                               Accumulated
                                                                                                   Other      Notes       Total
                                                                     Additional                   Compre-   Receivable    Stock-
                                      Common          Treasury        Paid-in      Accumulated    hensive   From Key      holders'
                                      Stock            Stock          Capital        Deficit      Income    Employees     Equity
                                    -----------     -----------     ------------     --------  -----------  ---------   ----------
Balance at December 31, 1999....... $     3,220     $      (788)    $    397,522     $(51,064) $     1,321  $    (884)  $  349,743

Comprehensive Income:

Net income.........................           -               -                -       23,586            -          -       23,586

Foreign Currency
Translation........................           -               -                -            -         (117)         -         (117)
                                                                                                                        ----------
Comprehensive Income...............                                                                                         23,469
                                                                                                                        ----------
Dividends:

Dividends declared on
common stock.......................           -               -                -       (3,219)           -          -       (3,219)

Dividends declared on $2.28
cumulative preferred stock.........           -               -                -       (1,598)           -          -       (1,598)

Dividends declared on
$2.625 cumulative
convertible preferred stock........           -               -                -       (3,622)           -          -       (3,622)

Stock options exercised............          35               -              280            -            -          -          280
                                    -----------     -----------     ------------     --------  -----------  ---------   ----------
Balance at June 30, 2000........... $     3,255     $      (788)    $    397,802     $(35,917) $     1,029  $    (884)  $  365,008
                                    ===========     ===========     ============     ========  ===========  =========   ==========

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

EARNINGS PER SHARE OF COMMON STOCK

   Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $5.2 million, respectively, for each of the three and six month periods ended June 30, 2000 and 1999. Common stock options, which are potential common shares, had a dilutive effect on earnings and increased the weighted average shares of common stock outstanding by 573,493 and 446,815 for the three and six month
periods ended June 30, 2000.   Common stock options, which are potential common
shares, were anti-dilutive for the period ended June 30, 1999 and were not included in the calculation of earnings per share for that period. The numerators and the denominators for the three month periods ended June 30, 2000 and 1999 are not adjusted to reflect our $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

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

                                               Gas
                                            Gathering                                                     Elim-
                                               and                                 Trans-                inating
                                            Processing  Production   Marketing    mission   Corporate    Entries       Total
                                            ----------  ----------  ----------   ---------  ---------   ---------   ----------
Quarter ended June 30, 2000
Revenues from unaffiliated customers......    $  6,768    $  1,144  $  637,393     $ 1,877    $    35   $       8   $  647,225
Interest income...........................           1           -           3           -      6,419      (6,353)          70
Other, net................................       1,692          41      (6,708)          -       (504)          -       (5,479)
Intersegment sales........................     186,001      17,603      12,948       4,315         13    (220,880)           -
                                              --------    --------  ----------     -------    -------   ---------   ----------
Total revenues............................     194,462      18,788     643,636       6,192      5,963    (227,225)     641,816
                                              --------    --------  ----------     -------    -------   ---------   ----------
Product purchases.........................     143,245       1,028     647,271           -        (65)   (214,752)     576,727
Plant operating expense...................      15,416         291           -       1,996       (328)       (275)      17,100
Oil and gas exploration
 and production expense...................          31       8,456           -           -          -      (6,696)       1,791
                                              --------    --------  ----------     -------    -------   ---------   ----------
Operating profit..........................    $ 35,770    $  9,013  $   (3,635)    $ 4,196    $ 6,356   $  (5,502)  $   46,198
                                              ========    ========  ==========     =======    =======   =========   ==========

Depreciation, depletion and amortization..       8,991       3,493          40         409      1,290           -       14,223
Interest expense..........................                                                                               7,809
Gain on sale of assets....................                                                                                (335)
Selling and administrative expense........                                                                               8,100
                                                                                                                    ----------

                                               Gas
                                            Gathering                                                     Elim-
                                               and                                Trans-                 inating
                                            Processing  Production   Marketing    mission    Corporate   Entries      Total
                                            ----------  ----------  ----------  ----------   ---------  ---------   ---------
Income (loss) before income taxes.........                                                                          $   16,401
                                                                                                                    ==========

Identifiable assets.......................    $552,073    $109,068  $       68     $46,856    $38,907   $       -   $  746,972
                                              ========    ========  ==========     =======    =======   =========   ==========

                                               Gas
                                            Gathering                                                     Elim-
                                               and                                Trans-                 inating
                                            Processing  Production   Marketing    mission    Corporate   Entries      Total
                                            ----------  ----------  ----------  ----------   ---------  ---------   ---------
Quarter ended June 30, 1999
Revenues from unaffiliated customers......    $ 11,934    $    540  $  444,641     $ 1,897    $     -   $       -   $  459,012
Interest income...........................           -           -          39           -      6,238      (6,197)          80
Other, net................................          27           -      (4,028)         87      1,123           -       (2,791)
Intersegment sales........................      88,907       5,731      20,951       4,083         14    (119,686)           -
                                              --------    --------  ----------     -------    -------   ---------   ----------
Total revenues............................     100,868       6,271     461,603       6,067      7,375    (125,883)     456,301
                                              --------    --------  ----------     -------    -------   ---------   ----------
Product purchases.........................      68,743         450     472,246           -          -    (127,626)     413,813
Plant operating expense...................      11,736          95     (10,027)      3,198          -      (9,052)      14,054
Oil and gas exploration
 and production expense...................          72       1,752           1           -          -           -        1,825
                                              --------    --------  ----------     -------    -------   ---------   ----------
Operating profit..........................    $ 20,317    $  3,974  $     (617)    $ 2,869    $ 7,375   $  (7,309)  $   26,609
                                              ========    ========  ==========     =======    =======   =========   ==========

Depreciation, depletion and amortization..       7,360       2,135         297         261      1,144           -       11,197
Interest expense..........................                                                                               7,010
Loss on sale of assets....................                                                                              21,862
Selling and administrative expense........                                                                               8,137
                                                                                                                    ----------
Income (loss) before income taxes.........                                                                          $  (21,597)
                                                                                                                    ==========

Identifiable assets.......................    $524,081    $ 81,086  $       94     $48,085    $36,744   $       -   $  690,090
                                              ========    ========  ==========     =======    =======   =========   ==========

                                               Gas
                                            Gathering                                                     Elim-
                                               and                                Trans-                 inating
                                            Processing  Production   Marketing    mission    Corporate   Entries      Total
                                            ----------  ----------  ----------  ----------   ---------  ---------   ---------
Six months ended June 30, 2000
Revenues from unaffiliated customers......    $ 18,174    $  2,130  $1,188,715     $ 4,255    $    61   $       -   $1,213,335
Interest income...........................          34           2          27           -     12,257     (12,021)         299
Other, net................................       1,672          41      (8,911)          -        532           -       (6,666)
Intersegment sales........................     320,343      27,907      39,281       8,719         17    (396,267)           -
                                              --------    --------  ----------     -------    -------   ---------   ----------
Total revenues............................     340,223      30,080   1,219,112      12,974     12,867    (408,288)   1,206,968
                                              --------    --------  ----------     -------    -------   ---------   ----------
Product purchases.........................     246,253       1,532   1,219,958           -        (90)   (389,783)   1,077,870
Plant operating expense...................      28,478         308           -       4,264        (72)       (616)      32,362
Oil and gas exploration
 and production expense...................          31      12,602           -           -          -      (6,696)       5,937
                                              --------    --------  ----------     -------    -------   ---------   ----------
Operating profit..........................    $ 65,461    $ 15,638  $     (846)    $ 8,710    $13,029   $ (11,193)  $   90,799
                                              ========    ========  ==========     =======    =======   =========   ==========

Depreciation, depletion and amortization..      17,562       6,382          80         833      2,675           -       27,532
Interest expense..........................                                                                              16,027
Gain on sale of assets....................                                                                              (5,634)
Selling and administrative expense........                                                                              15,489
                                                                                                                    ----------
Income (loss) before income taxes.........                                                                          $   37,385
                                                                                                                    ==========

Identifiable assets.......................    $552,073    $109,068  $       68     $46,856    $38,907   $       -   $  746,972
                                              ========    ========  ==========     =======    =======   =========   ==========

                                               Gas
                                            Gathering                                                     Elim-
                                               and                                Trans-                 inating
                                            Processing  Production   Marketing    mission    Corporate   Entries      Total
                                            ----------  ----------  ----------  ----------   ---------  ---------   ---------
Six months ended June 30, 1999
Revenues from unaffiliated customers......    $ 23,214    $    944  $  853,262     $ 3,696    $   538   $       -   $  881,654
Interest income...........................           1         151          61           -     13,271     (13,190)         294
Other, net................................         114           -       1,263         441      1,895           -        3,713
Intersegment sales........................     165,495      10,730      38,940       8,182         28    (223,375)           -
                                              --------    --------  ----------     -------    -------   ---------   ----------
Total revenues............................     188,824      11,825     893,526      12,319     15,732    (236,565)     885,661
                                              --------    --------  ----------     -------    -------   ---------   ----------
Product purchases.........................     127,819         905     888,858           -          -    (222,404)     795,178
Plant operating expense...................      26,103         107       1,672       5,829        483        (675)      33,519
Oil and gas exploration
 and production expense...................         207       3,520         (44)          -          -           -        3,683
                                              --------    --------  ----------     -------    -------   ---------   ----------
Operating profit..........................    $ 34,695    $  7,293  $    3,040     $ 6,490    $15,249   $ (13,486)  $   53,281
                                              ========    ========  ==========     =======    =======   =========   ==========

Depreciation, depletion and amortization..      17,597       3,236       1,146         520      2,256           -       24,755
Interest expense..........................                                                                              15,753
Loss on sale of assets....................                                                                              21,717
Selling and administrative expense........                                                                              15,952
                                                                                                                    ----------
Income (loss) before income taxes.........                                                                          $  (24,896)
                                                                                                                    ==========

Identifiable assets.......................    $524,381    $ 81,086  $       94     $48,085    $36,744   $       -   $  690,390
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

LEGAL PROCEEDINGS

     Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q/A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three and six months ended June 30, 2000 and 1999. Prior year amounts have been reclassified as appropriate to conform to the presentation used in 2000. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q/A, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999
(Dollars in thousands, except per share amounts and operating data).

                                             Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                             ------------------    Percent  --------------------    Percent
                                               2000     1999       Change      2000       1999      Change
                                             --------  --------    -------  ----------  --------    -------
Financial results:
Revenues...................................  $641,816  $434,440        48   $1,206,968  $863,945       40
Gross profit...............................    32,310    (6,449)       --       68,901     6,810      912
Net income (loss)..........................    10,580   (14,764)       --       23,586   (16,940)      --
Income (loss) per share of common stock....       .25      (.54)       --          .57      (.69)      --
Income (loss) per share of common stock -
  assuming dilution........................       .24      (.54)       --          .56      (.69)      --
Net cash provided by
 operating activities......................  $  5,925  $ 31,087       (81)  $   15,745  $ 43,748      (64)

Operating data:
Average gas sales (MMcf/D).................     1,670     1,965       (15)       1,735     2,050      (15)
Average NGL sales (MGal/D).................     2,815     2,785         1        2,970     2,905        2
Average gas prices ($/Mcf).................  $   3.34  $   2.04        64   $     2.91  $   1.93       51
Average NGL prices ($/Gal).................  $    .48  $    .30        60   $      .48  $    .27       78


     Net income increased $25.3 million and $40.6 million for the three and six months ended June 30, 2000 compared to 1999. The increase in net income for the second quarter of 2000 was primarily attributable to significantly higher gas and NGL prices in 2000 compared to the prior year. The increase for the six month period in 2000 was due to the higher gas and NGL prices and an after-tax gain of $3.4 million recognized on the sale of the stock of our wholly-owned subsidiary, Western Gas Resources-California in the first quarter of 2000.

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

  Revenues from the sale of NGLs increased approximately $117.8 million in the six months ended June 30, 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and additional sales volume. Average NGL prices realized by us increased $.21 per gallon to $.48 per gallon in the six months ended June 30, 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $3.1 million of losses recognized in the six months ended June 30, 2000 related to futures positions on equity NGL volumes. We have entered into additional futures positions for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 65 MGal per day to 2,970 MGal per day in the six months ended June 30, 2000 compared to the same period in 1999. This increase in NGL volume is due to a 49 MGal per day increase in the sale of NGLs purchased from third parties and a 15 MGal per day increase the sale of NGLs produced at our facilities. The increase in the sale of NGLs produced at our facilities in the six months ended June 30, 2000 compared to the same period in 1999 resulted from favorable ethane extraction economics at our Granger facility in 2000.

  Product purchases increased by $162.9 million and $282.7 million in the second quarter and six months ended June 30, 2000, respectively, compared to the same period in 1999 primarily due to an increase in commodity prices. Overall, combined product purchases as a percentage of sales of all products was 92% for both the quarter and six months ended June 30, 2000 compared to 94% and 93% for the same periods in 1999, respectively. The reduction in this percentage was primarily due to increased sales of gas produced from our coal bed methane wells in the Powder River Basin. These sales have no corresponding product purchases. This percentage is also impacted by the volume of sales of third-party product and the margin earned on those sales. Marketing margins on residue gas averaged $.013 per Mcf in the second quarter of 2000 and $.017 per Mcf in the six months ended June 30, 2000. These are slight increases to the average margin earned in the 1999 periods. Marketing margins on NGLs averaged $.005 per gallon in the second quarter of 2000 and $.008 per gallon in the six months ended June 30, 2000 compared to approximately $.004 per gallon in 1999.

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

      Master Shelf Agreement. In December 1991, we entered into a Master Shelf Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at June 30, 2000 are as indicated in the following table (dollars in thousands):

                                     Interest           Final
   Issue Date           Amount         Rate           Maturity                     Principal Payments Due
----------------       --------      --------     -----------------     -----------------------------------------------
October 27, 1992       $ 25,000        7.99%      October 27, 2003      $8,333 on each of October 27, 2001 through 2003
December 27, 1993        25,000        7.23%      December 27, 2003     single payment at maturity
October 27, 1994         25,000        9.05%      October 27, 2001      single payment at maturity
October 27, 1994         25,000        9.24%      October 27, 2004      single payment at maturity
July 28, 1995            50,000        7.61%      July 28, 2007         $10,000 on each of July 28, 2003 through 2007
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

                                                                                    Average for the Six Months Ended
                                                                                             June 30, 2000
                                                    Gas           Gas          --------------------------------------------
                                                  Gathering    Throughput         Gas            Gas               NGL
                              Year Placed          System       Capacity       Throughput     Production        Production
    Plant Facilities (1)       In Service         Miles(2)     (MMcf/D)(3)     (MMcf/D)(4)    (MMcf/D)(5)       (MGal/D)(5)
 --------------------------    ----------         --------     -----------     -----------    -----------       -----------
 Texas
  Bethel Treating (6)......       1997                 86          300             147             143                -
  Gomez Treating...........       1971                385          280             111             101                -
  Midkiff/Benedum..........       1949              2,161          165             148              95              914
  Mitchell Puckett
   Gathering...............       1972                 90          120             102              66                1
Louisiana
  Toca (7)(8)..............       1958                  -          160             129             123              105
Wyoming
  Coal Bed Methane
   Gathering...............       1990                444          223             198             183                -
  Fort Union Gas Gathering
   (15)....................       1999                106          450              75              75                -
  Granger (7)(9)(10).......       1987                478          235             140             117              373
  Hilight Complex (7)......       1969                626           80              19              14               58
  Kitty/Amos Draw (7)......       1969                314           17              13               8               48
  Lincoln Road (10)........       1988                149           50              20              19               23
  Newcastle (7)............       1981                146            5               3               2               17
  Red Desert (7)...........       1979                111           42              15              13               26
  Reno Junction (9)........       1991                  -            -               -               -               92
Oklahoma
  Arkoma...................       1985                 74           12              11              10                -
  Chaney Dell..............       1966              2,051          130              52              42              183
  Westana (14).............       1981                864           45              68              56              121
 New Mexico
  San Juan River (6).......       1955                140           60              25              19               37
 Utah
  Four Corners Gathering...       1988                104           15               2               3               13
                                                    -----        -----           -----           -----            -----
   Total...................                         8,329        2,389           1,278           1,089            2,011
                                                    =====        =====           =====           =====           ======

                                                             Average for the Six Months Ended
                                                                      June 30, 2000
                                                               ---------------------------
                                                                Pipeline          Gas
                              Year Placed       Transmission    Capacity       Throughput
    Plant Facilities (1)       In Service         Miles(2)     (MMcf/D)(2)     (MMcf/D)(4)
 --------------------------    ----------       ------------   -----------     -----------
MIGC (11)(13)..............       1970                245          130             182
MGTC (12)..................       1963                252           18              13
                                                      ---          ---             ---
  Total....................                           497          148             195
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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The following matters were voted on at our Annual Meeting of Stockholders held on May 19, 2000:

   Ward Sauvage, Joseph Reid and Lanny Outlaw were elected as Class Two Directors to serve until their terms expire in 2003 and until their successors have been elected. A total of 29,767,987, 29,357,694 and 29,788,008 shares, respectively, were voted for and 177,109, 587,402 and 157,088 shares, respectively, were withheld for Ward Sauvage, Joseph Reid and Lanny Outlaw.


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


                               WESTERN GAS RESOURCES, INC.
                               ---------------------------
                               (Registrant)


Date: August 17, 2000          By: /s/ JOHN C. WALTER
                                   -----------------------------
                                   John C. Walter
                                   Executive Vice-President


Date: August 17, 2000          By: /s/WILLIAM J. KRYSIAK
                                   -----------------------------
                                   William J. Krysiak
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

August 17, 2000


Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Ladies and Gentlemen:

On behalf of Western Gas Resources, Inc. (the "Company"), please find enclosed within this electronic submission via the EDGAR System, the Company's Form 10-Q/A for the quarterly period ended June 30, 2000. The appropriate copies have also been filed with the New York Stock Exchange.



Very truly yours,



/S/ CHARLES D. KING
-------------------
Charles D. King
Accounting Manager

Enclosures