Form 10-Q
period 2000-09-30
WESTERN GAS RESOURCES INC
filed 2000-11-13
CIK 856716

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q
(Mark One)
----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


On November 1, 2000, there were 32,332,190 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents


PART I - Financial Information                                              Page
------------------------------                                              ----

  Item 1.  Financial Statements

           Consolidated Balance Sheet - September 30, 2000 and
           December 31, 1999................................................  3

           Consolidated Statement of Cash Flows - Three and nine Months
           Ended September 30, 2000 and 1999................................  4

           Consolidated Statement of Operations - Three and nine
           Months Ended September 30, 2000 and 1999.........................  5

           Consolidated Statement of Changes in Stockholders' Equity -
           Nine Months Ended September 30, 2000.............................  6

           Notes to Consolidated Financial Statements.......................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12


  Item 3.  Quantatative and Qualitative Disclosures about Market Risk....... 20

PART II - Other Information
---------------------------

  Item 1.  Legal Proceedings................................................ 24

  Item 4.  Submission of matters to a vote of security holders.............. 25

  Item 6.  Exhibits and Reports on Form 8-K................................. 25

Signatures.................................................................. 26

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                   September 30,   December 31,
                                                                                       2000           1999
                                                                                    ----------     ----------
  ASSETS                                                                            (unaudited)
  ------
Current assets:
 Cash and cash equivalents.....................................................     $   13,842     $   14,062
 Trade accounts receivable, net................................................        391,875        196,739
 Product inventory.............................................................         49,996         35,228
 Parts inventory...............................................................          8,869         10,318
 Assets held for sale..........................................................              -          7,237
 Other.........................................................................          5,384          9,571
                                                                                    ----------     ----------
   Total current assets........................................................        469,966        273,155
                                                                                    ----------     ----------
Property and equipment:
 Gas gathering, processing and transmission....................................        862,677        808,274
 Oil and gas properties and equipment..........................................        134,281        104,137
 Construction in progress......................................................         45,485         39,987
                                                                                    ----------     ----------
                                                                                     1,042,443        952,398
Accumulated depreciation, depletion and amortization...........................       (296,366)      (260,081)
                                                                                    ----------     ----------
   Total property and equipment, net...........................................        746,077        692,317
Other assets:
 Gas purchase contracts (net of accumulated amortization of $32,836 and
   $31,273, respectively)......................................................         35,319         36,883
 Other.........................................................................         13,511         47,131
                                                                                    ----------     ----------
   Total other assets..........................................................         48,830         84,014
                                                                                    ----------     ----------
Total Assets...................................................................     $1,264,873     $1,049,486
                                                                                    ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
 Accounts payable..............................................................     $  413,877     $  240,235
 Accrued expenses..............................................................         33,992         41,075
 Dividends payable.............................................................          4,221          4,218
                                                                                    ----------     ----------
   Total current liabilities...................................................        452,090        285,528
Long-term debt.................................................................        378,800        378,250
Deferred income taxes payable..................................................         57,288         35,965
                                                                                    ----------     ----------

 Total liabilities.............................................................        888,178        699,743
                                                                                    ----------     ----------

Stockholders' equity:
Preferred stock, par value $.10; 10,000,000 shares authorized:
   $2.28 cumulative preferred stock; 1,400,000 shares issued and outstanding
    ($35,000,000 aggregate liquidation preference).............................            140            140
   $2.625 cumulative convertible preferred stock; 2,760,000 shares issued and
    outstanding ($138,000,000 aggregate liquidation preference)................            276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,323,974 and
   32,186,747 shares issued, respectively......................................          3,258          3,220
 Treasury stock, at cost, 25,016 shares in treasury............................           (788)          (788)
 Additional paid-in capital....................................................        399,523        397,522
 Accumulated deficit...........................................................        (25,681)       (51,064)
 Accumulated other comprehensive income........................................            851          1,321
 Notes receivable from key employees secured by common stock...................           (884)          (884)
                                                                                    ----------     ----------

   Total stockholders' equity..................................................        376,695        349,743
                                                                                    ----------     ----------
Total liabilities and stockholders' equity.....................................     $1,264,873     $1,049,486
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                   -----------------------
                                                                                                      2000          1999
                                                                                                   ---------   -----------
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)............................................................................      $  38,043   $   (15,882)
Add income items that do not affect cash:
 Depreciation, depletion and amortization....................................................         41,733        37,850
 (Gain) loss on the sale of property and equipment...........................................         (9,436)       21,406
 Distributions (less than) in excess of equity income, net...................................           (858)         (354)
 Foreign currency translation adjustments....................................................           (470)       (1,864)
 Deferred income taxes.......................................................................         22,320        (9,204)
 Other non-cash items, net...................................................................          2,611           493
                                                                                                   ---------   -----------
                                                                                                      93,943        32,445
Adjustments to working capital to arrive at net cash provided by (used in)
 operating activities:
 (Increase) decrease in trade accounts receivable............................................       (192,511)        4,910
 (Increase) decrease in product inventory....................................................        (14,768)       16,176
 Decrease in parts inventory.................................................................          1,449           201
 Decrease in other current assets............................................................          7,005        11,546
 Decrease in other assets and liabilities, net...............................................              -           444
 Increase (decrease) in accounts payable.....................................................        169,955        (1,062)
 Decrease in accrued expenses................................................................         (8,720)       (5,085)
                                                                                                   ---------   -----------

Net cash provided by (used in) operating activities..........................................         56,353        59,575
                                                                                                   ---------   -----------

Cash flows from investing activities:
 Purchases of property and equipment.........................................................        (72,970)      (49,043)
 Proceeds from the dispositions of property and equipment....................................         26,462       148,100
 Contributions to equity investees...........................................................             13          (100)
                                                                                                   ---------   -----------

Net cash used in investing activities........................................................        (46,495)       98,957
                                                                                                   ---------   -----------

Cash flows from financing activities:
 Net proceeds from exercise of common stock options..........................................          2,039            54
 Proceeds from issuance of long-term debt....................................................              -       155,000
 Debt issue costs paid.......................................................................             (7)       (9,319)
 Payments on revolving credit facility.......................................................       (922,286)   (2,022,000)
 Borrowings under revolving credit facility..................................................        949,836     1,815,500
 Prepayment of 1995 Senior Notes.............................................................        (27,000)            -
 Payments on notes...........................................................................              -       (84,047)
 Dividends paid..............................................................................        (12,660)      (12,648)
                                                                                                   ---------   -----------

Net cash provided by financing activities....................................................        (10,078)     (157,460)
                                                                                                   ---------   -----------
Net increase (decrease) in cash and cash equivalents.........................................           (220)        1,072
Cash and cash equivalents at beginning of period.............................................         14,062         4,400
                                                                                                   ---------   -----------
Cash and cash equivalents at end of period...................................................      $  13,842   $     5,472
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)




                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                               -------------------------   -------------------------
                                                                   2000          1999          2000          1999
                                                               -----------   -----------   -----------   -----------
Revenues:
 Sale of residue gas.......................................    $   739,431   $   392,679   $ 1,659,104   $ 1,107,734
 Sale of natural gas liquids...............................        155,136        97,660       412,743       237,514
 Processing, transportation and storage revenue............         12,956        11,799        36,251        36,118
 Other, net................................................          2,313         3,412         8,706         9,846
                                                               -----------   -----------   -----------   -----------

   Total revenues..........................................        909,836       505,550     2,116,804     1,391,212
                                                               -----------   -----------   -----------   -----------

Costs and expenses:
 Product purchases.........................................        833,266       456,246     1,911,136     1,251,424
 Plant operating expense...................................         18,515        17,096        50,877        50,615
 Oil and gas exploration and production expense............          5,038         2,346        10,975         6,029
 Depreciation, depletion and amortization..................         14,201        13,095        41,733        37,850
 (Gain)/loss on fixed assets...............................         (3,802)          (27)       (9,436)       21,690
 Selling and administrative expense........................          8,500         5,759        23,989        21,711
 Interest expense..........................................          8,889         9,365        24,916        25,118
                                                               -----------   -----------   -----------   -----------

   Total costs and expenses................................        884,607       503,880     2,054,190     1,414,437
                                                               -----------   -----------   -----------   -----------

Income (loss) before income taxes..........................         25,229         1,670        62,614       (23,225)

Provision (benefit) for income taxes:
 Current...................................................              -          (528)          537           754
 Deferred..................................................          9,058         1,140        22,320        (9,204)
                                                               -----------   -----------   -----------   -----------

   Total provision (benefit) for income taxes..............          9,058           612        22,857        (8,450)
                                                               -----------   -----------   -----------   -----------

Income (loss) before extraordinary items...................         16,171         1,058        39,757       (14,775)

Extraordinary charge for early extinguishment of debt,
net of tax benefit of $997,000 and $700,000, respectively..         (1,714)            -        (1,714)       (1,107)
                                                               -----------   -----------   -----------   -----------

Net income (loss)..........................................         14,457         1,058        38,043       (15,882)

Preferred stock requirements...............................         (2,610)       (2,610)       (7,829)       (7,829)
                                                               -----------   -----------   -----------   -----------

Income (loss) attributable to common stock.................    $    11,847   $    (1,552)  $    30,214   $   (23,711)
                                                               ===========   ===========   ===========   ===========

Income (loss) per share of common stock....................    $       .37   $      (.05)  $       .94   $      (.74)
                                                               ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding........     32,263,430    32,150,111    32,208,697    32,148,699
                                                               ===========   ===========   ===========   ===========

Income (loss) per share of common stock -
 assuming dilution.........................................    $       .36   $      (.05)  $       .92   $      (.74)
                                                               ===========   ===========   ===========   ===========

Weighted average shares of common stock outstanding -
 assuming dilution.........................................     32,945,023    32,150,111    32,745,413    32,148,699
                                                               ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                   Shares of
                                    Shares of       $2.625                                                    $2.625
                                      $2.28        Cumulative                     Shares        $2.28        Cumulative
                                    Cumulative    Convertible      Shares       Of Common     Cumulative    Convertible
                                    Preferred      Preferred     of Common        Stock       Preferred      Preferred
                                      Stock          Stock         Stock       in Treasury      Stock          Stock
                                  ------------  -------------  ------------  -------------  ------------  -------------

Balance at December 31,
 1999.............................   1,400,000      2,760,000    32,161,731         25,016         $ 140         $  276

Comprehensive Income:
Net income .......................           -              -             -              -             -              -
Foreign Currency
 Translation......................           -              -             -              -             -              -

Comprehensive Income
Dividends:
Dividends declared on common
 stock............................           -              -             -              -             -              -

Dividends declared on $2.28
 cumulative preferred stock.......           -              -             -              -             -              -

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................           -              -             -              -             -              -


Stock options exercised...........           -              -       162,243              -             -              -
                                  ------------  -------------  ------------  -------------  ------------  -------------
Balance at September 30, 2000.....   1,400,000      2,760,000    32,323,974         25,016  $        140  $         276
                                  ============  =============  ============  =============  ============  =============




                                                                                            Accumulated
                                                                                              Other          Notes          Total
                                                             Additional                      Compre-       Receivable      Stock-
                                     Common     Treasury      Paid-in      Accumulated       hensive        from Key      holders'
                                      Stock      Stock        Capital        Deficit         Income        Employees       Equity
                                  ----------  ----------  -------------  -------------  --------------  -------------  ------------

Balance at December 31,
 1999.............................    $3,220       $(788)      $397,522       $(51,064)         $1,321          $(884)     $349,743

Comprehensive Income:
Net income .......................         -           -              -         38,043               -              -        38,043
Foreign Currency
 Translation......................         -           -              -              -            (470)             -          (470)
                                                                                                                       ------------
Comprehensive Income                                                                                                         37,573
                                                                                                                       ------------

Dividends:
Dividends declared on common
 stock............................         -           -              -         (4,830)              -              -        (4,830)

Dividends declared on $2.28
 cumulative preferred stock.......         -           -              -         (2,397)              -              -        (2,397)

Dividends declared on $2.625
 cumulative convertible preferred
 stock............................         -           -              -         (5,433)              -              -        (5,433)


Stock options exercised...........        38           -          2,001              -               -              -         2,039
                                  ----------  ----------  -------------  -------------  --------------  -------------  ------------
Balance at September 30, 2000.....$    3,258  $     (788) $     399,523  $     (25,681) $          851  $        (884) $    376,695
                                  ==========  ==========  =============  =============  ==============  =============  ============




   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL

    The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999. The interim consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations expected for the year ended December 31, 2000.

    Prior year's amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2000.

STOCK BASED COMPENSATION

    In March 2000, the FASB issued Interpretation No. 144, an interpretation of APB Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," regarding the accounting treatment of repriced stock options. This interpretation became effective July 1, 2000. Under this interpretation, we will be required to record compensation expense (if not previously accrued) equal to the number of unexercised repriced options multiplied by the amount by which our stock price at the end of any quarter exceeds $21 per share. We have options covering 148,133 common shares outstanding at September 30, 2000 which were treated as repriced options. Based on our stock price at September 30, 2000 of $25.06 per share, we have recorded additional compensation expense of $600,000 in the third quarter of 2000.

Extraordinary Item - Early Extinguishment of Debt

    In September 2000, we prepaid $27.0 million of outstanding indebtedness to insurance companies, originally due to be paid in November 2005, with funds available under our Revolving Credit Facility. In connection with this prepayment, we made a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000. The combined costs of approximately $2.7 million, net of a tax benefit of $997,000, are reflected as an extraordinary loss on early extinguishment of debt in the third quarter of 2000. The net extraordinary loss of $1.7 million decreased earnings per share of common stock - assuming dilution by $.05.

EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average number of shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average number of shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $7.8 million, respectively, for each of the three and nine month periods ended September 30, 2000 and 1999. Common stock options, which are potential common shares, had a dilutive effect on earnings and increased the weighted average number of shares of common stock outstanding by 681,593 and
536,716 for the three and nine month periods ended September 30, 2000.   Common
stock options, which are potential common shares, were anti-dilutive for the period ended September 30, 1999 and were not included in the calculation of earnings per share for that period. The numerators and the denominators for the three month periods ended September 30, 2000 and 1999 are not adjusted to reflect our $2.625 Cumulative Convertible Preferred Stock outstanding. These shares are antidilutive as the incremental shares result in an increase in earnings per share after giving effect to the dividend requirements.

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

    Arkoma. In August 2000, we sold our Arkoma gathering system for gross proceeds of $10.5 million. This sale resulted in an approximate pre-tax gain of $3.9 million, subject to final accounting adjustment.

    The proceeds from these sales were used to reduce borrowings outstanding under the Revolving Credit Facility.

    Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company has been reclassified from Other assets to Property and equipment.

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid was $23.3 million and $21.6 million for the nine months ended September 30, 2000 and 1999, respectively.

    No income taxes were paid during the nine months ended September 30, 2000 or 1999.

SUBSEQUENT EVENTS

    In November 2000, we purchased in open market transactions a total of 33,690 shares of our $2.28 cumulative preferred stock for total cost, including broker commissions, of approximately $851,000, or an average of $25.25 per share of
preferred stock.   These shares will be retired.  Our Board of Directors has
authorized the repurchase from time to time of up to an additional $1.2 million of preferred stock in open market transactions.

SEGMENT REPORTING

    We operate in four principal business segments as follows: Gas Gathering and Processing, Production, Marketing and Transmission. These segments are separately monitored by management for performance against our internal forecast and are consistent with our internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

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

    The activities of our Production segment include the exploration and development of gas properties primarily in basins where our gathering and processing facilities are located. The majority of the production from these properties is sold by our Marketing segment.

    Our Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by our gathering, processing and production assets. The operations associated with the Katy Facility, which was sold in April 1999, are included in the Marketing segment for the three and nine months ended September 30, 1999. Also included in this segment are our Canadian marketing operations (which are immaterial for separate presentation). The Marketing segment also includes losses associated with our equity gas and NGL hedging program of $10.6 million and $4.4 million for the quarters ended September 30, 2000 and September 30, 1999, respectively and of $20.2 million and $6.7 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

    The Transmission segment reflects the operations of the MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from the transportation of residue gas for our Gas Gathering and Processing, Production and Marketing segments.

    The following table sets forth our segment information as of and for the three and nine month periods ended September 30, 2000 and 1999 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Intersegment revenues are valued at prices comparable to those of unaffiliated customers.


                                               Gas
                                            Gathering                                                       Elim-
                                               and                                  Trans-                 inating
                                            Processing  Production    Marketing    mission    Corporate    Entries       Total
                                            ----------  -----------  -----------  ----------  ----------  ----------  -----------

Quarter ended September 30, 2000
Revenues from unaffiliated customers......    $ 26,338    $    783   $  903,127     $ 1,844     $    28   $       -   $  932,120
Interest income...........................          34           -            -           -       7,340      (7,158)         216
Other, net................................           3         (38)     (23,845)          -       1,341          39      (22,500)
Intersegment sales........................     200,016      21,440       43,823       3,775          14    (269,068)           -
                                              --------    --------   ----------     -------     -------   ---------   ----------
Total revenues............................     226,391      22,185      923,105       5,619       8,723    (276,187)     909,836
                                              --------    --------   ----------     -------     -------   ---------   ----------
Product purchases.........................     174,832       1,217      922,802        (236)         25    (265,374)     833,266
Plant operating expense...................      16,145         104           28       2,356         278        (396)      18,515
Oil and gas exploration
 and production expense...................           -       7,466            -           -           -      (2,428)       5,038
                                              --------    --------   ----------     -------     -------   ---------   ----------
Operating profit..........................    $ 35,414    $ 13,398   $      275     $ 3,499     $ 8,420   $  (7,989)  $   53,017
                                              ========    ========   ==========     =======     =======   =========   ==========

Depreciation, depletion and amortization..       9,682       2,709           41         397       1,372           -       14,201
Interest expense..........................                                                                                 8,889
Gain on sale of assets....................                                                                                (3,802)
Selling and administrative expense........                                                                                 8,500
                                                                                                                      ----------
Income (loss) before income taxes.........                                                                            $   25,229
                                                                                                                      ==========

Identifiable assets.......................    $542,703    $116,432   $       62     $46,909     $39,971   $       -   $  746,077
                                              ========    ========   ==========     =======     =======   =========   ==========


                                               Gas
                                            Gathering                                                       Elim-
                                               and                                  Trans-                 inating
                                            Processing  Production    Marketing    mission    Corporate    Entries       Total
                                            ----------  -----------  -----------  ----------  ----------  ----------  -----------
Quarter ended September 30, 1999
Revenues from unaffiliated customers......    $  9,990    $    744   $  496,311     $ 1,706     $   216   $       -   $  508,967
Interest income...........................           -         105           23           -       6,095      (5,975)         248
Other, net................................          44           -       (4,702)         46         947           -       (3,665)
Intersegment sales........................     109,340       7,093       24,783       4,012          14    (145,242)           -
                                              --------    --------   ----------     -------     -------   ---------   ----------
Total revenues............................     119,374       7,942      516,415       5,764       7,272    (151,217)     505,550
                                              --------    --------   ----------     -------     -------   ---------   ----------
Product purchases.........................      81,253         551      520,594           -        (722)   (145,430)     456,246
Plant operating expense...................      15,590          25       (1,659)      2,988         373        (221)      17,096
Oil and gas exploration
 and production expense...................         147       2,199            -           -           -           -        2,346
                                              --------    --------   ----------     -------     -------   ---------   ----------
Operating profit..........................    $ 22,384    $  5,167   $   (2,520)    $ 2,776     $ 7,621   $  (5,566)  $   29,862
                                              ========    ========   ==========     =======     =======   =========   ==========

Depreciation, depletion and amortization..       9,271       2,280           40         324       1,180           -       13,095
Interest expense..........................                                                                                 9,365
Loss on sale of assets....................                                                                                   (27)
Selling and administrative expense........                                                                                 5,759
                                                                                                                      ----------
Income (loss) before income taxes.........                                                                            $    1,670
                                                                                                                      ==========

Identifiable assets.......................    $523,168    $ 83,834   $       88     $47,984     $37,243   $       -   $  692,317
                                              ========    ========   ==========     =======     =======   =========   ==========

                                               Gas
                                            Gathering                                                       Elim-
                                               and                                  Trans-                 inating
                                            Processing  Production    Marketing    mission    Corporate    Entries       Total
                                            ----------  -----------  -----------  ----------  ----------  ----------  -----------
Nine months ended September 30, 2000
Revenues from unaffiliated customers......    $ 44,512    $  2,913   $2,091,842     $ 6,099     $    89   $       -   $2,145,455
Interest income...........................          68           2           27           -      19,597     (19,179)         515
Other, net................................       1,675           3      (32,756)          -       1,873          39      (29,166)
Intersegment sales........................     520,359      49,347       83,104      12,494          31    (665,335)           -
                                              --------    --------   ----------     -------     -------   ---------   ----------
Total revenues............................     566,614      52,265    2,124,217      18,593      21,590    (684,475)   2,116,804
                                              --------    --------   ----------     -------     -------   ---------   ----------
Product purchases.........................     421,085       2,749    2,142,760        (236)        (65)   (655,157)   1,911,136
Plant operating expense...................      44,623         412           28       6,620         206      (1,012)      50,877
Oil and gas exploration
 and production expense...................          31      20,068            -           -           -      (9,124)      10,975
                                              --------    --------   ----------     -------     -------   ---------   ----------
Operating profit..........................    $100,875    $ 29,036   $     (571)    $12,209     $21,449   $ (19,182)  $  143,816
                                              ========    ========   ==========     =======     =======   =========   ==========

Depreciation, depletion and amortization..      27,244       9,091          121       1,230       4,047           -       41,733
Interest expense..........................                                                                                24,916
Gain on sale of assets....................                                                                                (9,436)
Selling and administrative expense........                                                                                23,989
                                                                                                                      ----------
Income (loss) before income taxes.........                                                                            $   62,614
                                                                                                                      ==========

Identifiable assets.......................    $542,703    $116,432   $       62     $46,909     $39,971   $       -   $  746,077
                                              ========    ========   ==========     =======     =======   =========   ==========



                                               Gas
                                            Gathering                                                       Elim-
                                               and                                  Trans-                 inating
                                            Processing  Production    Marketing    mission    Corporate    Entries       Total
                                            ----------  -----------  -----------  ----------  ----------  ----------  -----------
Nine months ended September 30, 1999
Revenues from unaffiliated customers......    $ 33,204    $  1,688   $1,349,574     $ 5,402     $   754   $       -   $1,390,622
Interest income...........................           1         256           84           -      19,366     (19,165)         542
Other, net................................         158           -       (3,439)        487       2,842           -           48
Intersegment sales........................     274,835      17,823       63,723      12,194          42    (368,617)           -
                                              --------    --------   ----------     -------     -------   ---------   ----------
Total revenues............................     308,198      19,767    1,409,942      18,083      23,004    (387,782)   1,391,212
                                              --------    --------   ----------     -------     -------   ---------   ----------
Product purchases.........................     209,072       1,456    1,409,452           -        (722)   (367,834)   1,251,424
Plant operating expense...................      41,693         132           13       8,817         856        (896)      50,615
Oil and gas exploration
 and production expense...................         354       5,719          (44)          -           -           -        6,029
                                              --------    --------   ----------     -------     -------   ---------   ----------
Operating profit..........................    $ 57,079    $ 12,460   $      521     $ 9,266     $22,870   $ (19,052)  $   83,144
                                              ========    ========   ==========     =======     =======   =========   ==========

Depreciation, depletion and amortization..      26,868       5,516        1,186         844       3,436           -       37,850
Interest expense..........................                                                                                25,118
Loss on sale of assets....................                                                                                21,690
Selling and administrative expense........                                                                                21,711
                                                                                                                      ----------
Income (loss) before income taxes.........                                                                            $  (23,225)
                                                                                                                      ==========

Identifiable assets.......................    $523,168    $ 83,834   $       88     $47,984     $37,243   $       -   $  692,317
                                              ========    ========   ==========     =======     =======   =========   ==========

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we will be required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. We do not believe the adoption of SFAS No. 133 will have a material impact on our earnings or financial position as it relates to our equity hedging program. We currently anticipate adopting mark to market accounting in the first quarter of 2001 for the
remainder of our marketing activities.   We cannot at this time determine the
impact of adopting mark-to-market on our earnings or financial position.


LEGAL PROCEEDINGS

    Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

    The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three and
nine months ended September 30, 2000 and 1999.   Prior year amounts have been
reclassified as appropriate to conform to the presentation used in 2000. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999
(Dollars in thousands, except per share amounts and operating data).



                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                  ------------------   Percent     ----------------------   Percent
                                                    2000      1999     Change         2000       1999       Change
                                                  --------  --------   -------     ----------  ----------   -------
Financial results:
Revenues...................................       $909,836  $505,550        80     $2,116,804  $1,391,212        52
Gross profit...............................         42,618    16,794       154        111,519      23,604       372
Net income (loss)..........................         14,457     1,058     1,266         38,043     (15,882)       --
Income (loss) per share of common stock....            .37      (.05)       --            .94        (.74)       --
Income (loss) per share of common stock -
  assuming dilution........................            .36      (.05)       --            .92        (.73)       --
Net cash provided by
 operating activities......................       $ 34,317  $ 15,827       117     $   56,353  $   59,575        (5)

Operating data:
Average gas sales (MMcf/D).................          1,970     1,775        11          1,810       1,960        (8)
Average NGL sales (MGal/D).................          3,170     2,815        13          3,040       2,875         6
Average gas prices ($/Mcf).................       $   4.08  $   2.41        70     $     3.34  $     2.07        61
Average NGL prices ($/Gal).................       $    .53  $    .38        40     $      .50  $      .30        66


    Net income increased $13.4 million for the three months ended September 30, 2000 compared to 1999. The increase in net income was primarily attributable to significantly higher gas and NGL prices in 2000 compared to the prior year, increased production from the Powder River coal bed methane development, improved marketing margins and an after-tax gain of $2.4 million on the sale of our Arkoma gathering system in August 2000 which was partially offset by a $1.7 million after-tax extraordinary loss on the early extinguishment of long-term debt.

    Net income increased $53.9 million for the nine months ended September 30, 2000 compared to 1999. The increase in net income was primarily attributable to significantly higher gas and NGL prices in 2000 compared to the prior year, increased production from the Powder River coal bed methane development, improved marketing margins and an after-tax gain of $3.1 million recognized on the sale of the stock of our wholly-owned subsidiary, Western Gas Resources-California, in the first quarter of 2000 and an after-tax gain of $2.4 million recognized on the sale of the Arkoma gathering system in the third quarter of 2000 which was partially offset by a $1.7 million after-tax extraordinary loss on the early extinguishment of long-term debt. The results for the nine months ended September 30, 1999 include a combined after-tax loss of $14.8 million from the sale of the Giddings, Katy storage and MiVida facilities and related severance charges and an after-tax extraordinary loss of $1.1 million for the early extinguishment of long-term debt.

    Revenues from the sale of gas increased $346.8 million to $739.4 million in the third quarter of 2000 compared to the same period in 1999. This increase was primarily due to an improvement in product prices and an increase in the sale of product purchased from third parties. Average gas prices realized by us increased $1.68 per Mcf to $4.08 per Mcf in the third quarter of 2000 compared to the same period in 1999. Included in the realized gas price were approximately $9.2 million of losses recognized in the third quarter of 2000 related to futures positions on equity gas volumes. We have entered into additional futures positions for the majority of our equity gas for the remainder of 2000 and to a lesser extent in 2001. See further discussion in " -Liquidity and Capital Resources - Risk Management Activities." Average gas sales volumes increased 196 MMcf per day to 1,969 MMcf per day for the three months ended September 30, 2000 compared to the same period in 1999. This increase is due to an increase in both product purchased from third parties and in production from our facilities, primarily our Powder River coal bed methane development.

    Revenues from the sale of gas increased $551.4 million to $1,659.1 million in the nine months ended September 30, 2000 compared to the same period in 1999. This increase was due to an improvement in product prices in 2000 which more than offset a reduction in sales volume. Average gas prices realized by us increased $1.27 per Mcf to $3.34 per Mcf in the nine months ended September 30, 2000 compared to the same period in 1999. Included in the realized gas price were approximately $15.8 million of losses recognized in the nine months ended September 30, 2000 related to futures positions on equity gas volumes. We have entered into additional futures positions for the majority of our equity gas for the remainder of 2000 and to a lesser extent in 2001. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average gas sales volumes decreased 137 MMcf per day to 1,813 MMcf per day in the nine months ended September 30, 2000 compared to the same period in 1999. This decrease was due to a reduction in the sale of gas purchased from third parties resulting from the sale in 1999 of our Katy gas storage facility.

    Revenues from the sale of NGLs increased $57.5 million in the third quarter of 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and an increase in sales volume. Average NGL prices realized by us increased $.15 per gallon to $.53 per gallon in the third quarter of 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $1.4 million of losses recognized in the third quarter of 2000 related to futures positions on equity NGL volumes. We have additional futures positions in place for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 357 MGal per day to 3,172 MGal per day in the third quarter of 2000 compared to the same period in 1999. This increase in NGL volume is primarily due to an increase in the sale of NGLs purchased from third parties.

    Revenues from the sale of NGLs increased approximately $175.2 million in the nine months ended September 30, 2000 compared to the same period in 1999. This increase is due to an improvement in product prices and an increase in sales volume. Average NGL prices realized by us increased $.20 per gallon to $.50 per gallon in the nine months ended September 30, 2000 compared to the same period in 1999. Included in the realized NGL price were approximately $4.5 million of losses recognized in the nine months ended September 30, 2000 related to futures positions on equity NGL volumes. We have additional futures positions in place for a portion of our equity NGL production for the remainder of 2000. See further discussion in " - Liquidity and Capital Resources - Risk Management Activities." Average NGL sales volumes increased 173 MGal per day to 3,039 MGal per day in the nine months ended September 30, 2000 compared to the same period in 1999. This increase in NGL volume is due to an increase in the sale of NGLs purchased from third parties.

    Product purchases increased by $377.0 million and $659.7 million in the third quarter and nine months ended September 30, 2000, respectively, compared to the same period in 1999 primarily due to an increase in commodity prices in both periods and an increase in residue gas and NGLs purchased from third parties in the third quarter of 2000. Overall, combined product purchases as a percentage of sales of all products remained constant at 93% for the quarters ended September 30, 2000 and 1999, and decreased 1% to 92% for the nine months ended September 30, 2000 compared to the same period in 1999. The reduction in this percentage was primarily due to increased sales of gas produced from our coal bed methane wells in the Powder River basin. These sales have no corresponding product purchases. This percentage is also affected by the volume of sales of third-party product and the margin earned on those sales.

    Marketing margins on residue gas averaged $.024 per Mcf in the third quarter of 2000 and $.019 per Mcf in the nine months ended September 30, 2000. These represent significant increases from the margins realized during the comparable periods in 1999 of $.001 per Mcf and $.011 per Mcf, respectively. The margins realized in 2000 are reflective of the current volatile market conditions and our ability to benefit from these conditions through our transportation
arrangements.     Marketing margins on NGLs averaged $.008 per gallon in the third quarter and nine months ended September 30, 2000 compared to approximately $.006 per gallon and $.004 per gallon in the same periods in 1999, respectively. There is no assurance, however, that these market conditions for our gas and NGL products and related margins will continue in the future or that we will be in a similar position to benefit from them.

    Oil and gas exploration and production expenses increased $2.7 million and $4.9 million in the third quarter and nine months ended September 30, 2000
compared to the same periods in 1999, respectively.   These increases are due to
increased production taxes and lease operating expense resulting from our increased drilling and production activities in the Powder River coal bed methane development.

    Selling and administrative expenses increased $2.7 million and $2.3 million in the third quarter and the nine months ended September 30, 2000 as compared to the same periods in 1999, respectively. These increases are due to higher insurance costs, increased compensation and severance costs, increased accruals for doubtful accounts and compensation recorded for repriced stock options.

    Depreciation, depletion and amortization increased by $1.1 million and $3.9 million in the third quarter and the nine months ended September 30, 2000 as compared to the same periods in 1999 primarily as a result of our increasing operations in the Powder River basin coal bed methane development.

    Extraordinary charge for early extinguishment of debt increased by an after-tax charge of $1.7 million in the third quarter of 2000 and by $600,000 in the nine months ended September 30, 2000 as compared to the same periods in 1999. In September 2000, we prepaid $27.0 million of outstanding indebtedness to insurance companies, originally due to be paid in November 2005, with funds available under our Revolving Credit Facility. In connection with this prepayment, we paid a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000.

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

    Arkoma. In August 2000, we sold our Arkoma gathering system for gross proceeds of $10.5 million. This sale resulted in an approximate pre-tax gain of $3.9 million, subject to final accounting adjustment.

    The proceeds from these sales were used to reduce borrowings outstanding under the Revolving Credit Facility.

    Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company has been reclassified from Other assets to Property and equipment.


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

    We continually seek to increase reserves dedicated to our facilities. Our operations are located in some of the most actively drilled oil and gas producing basins in the United States. We enter into agreements under which we gather and process natural gas produced on acreage dedicated to us by third parties. We contract for production from new wells and newly dedicated acreage in order to replace declines in existing reserves that are dedicated for gathering and processing at our facilities. We also seek to increase reserves supplying our facilities by developing our own production, such as in the Powder River basin. We have increased our dedicated estimated reserves from 2.3 Tcf at December 31, 1994 to 2.8 Tcf at December 31, 1999. In 1999, including the reserves developed by us and associated with our joint ventures and partnerships and excluding the reserves associated with the facilities sold during this period, we connected new reserves to our facilities to replace approximately 142% of throughput. In order to obtain additional dedicated acreage and to secure contracts on favorable terms, we may participate to a limited extent with third party producers in exploration and production activities that supply our facilities. For the same reason, we may also offer to sell ownership interests in our facilities to selected producers.

    We will continue to invest in projects that complement and extend our core natural gas gathering, processing, production and marketing businesses including the consideration of expansion into additional geographic areas in the continental United States and Canada.

    In the third quarter of 2000, our Board of Directors retained an executive search firm to identify and evaluate both internal and external candidates to replace our current Chief Executive Officer and President, Lanny Outlaw who has informed the Board of his intention to retire May 31, 2001.

Liquidity and Capital Resources

    Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of debt and equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1999, we completed the sales of our Giddings, Katy and MiVida facilities. In connection with the sale of Katy, we sold gas held in storage at this facility. In December 1999, we contracted for the sale of the Black Lake facility and related reserves. This sale closed in January 2000. In 2000, we sold the stock of our subsidiary, Western Gas Resources-California, Inc. and our Arkoma gathering system for a combined pre-tax gain of approximately $9.3 million. We used the proceeds from these sales of approximately $183 million to reduce debt. Product prices, sales of inventory, the volumes of natural gas processed by our facilities, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect all future net cash provided by operating activities. Additionally, our future growth will be dependent upon obtaining additions to dedicated plant reserves, acquisitions, new project development, marketing, efficient operation of our facilities and our ability to obtain financing at favorable terms.

    We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities, complete our current capital expenditure program and make any scheduled debt principal payments. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure additional capital is in some cases restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for 2000 and 2001.

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

    We have effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which those securities are convertible, and $62 million of debt securities, preferred stock or common stock.

    Our sources and uses of funds for the nine months ended September 30, 2000 are summarized as follows (dollars in thousands):


Sources of funds:
     Borrowings under revolving credit facility.......................  $  949,836
     Proceeds from the dispositions of property and equipment.........      26,462
     Net cash provided by operating activities........................      56,353
     Proceeds from exercise of common stock options...................       2,039
     Other............................................................          13
                                                                        ----------
       Total sources of funds.........................................  $1,034,703
                                                                        ==========


Uses of funds:
     Payments related to long-term debt (including debt issue costs)..  $  922,293
     Capital expenditures.............................................      72,970
     Dividends paid...................................................      12,660
     Early extinguishment of 1995 Senior debt.........................      27,000
                                                                        ----------
       Total uses of funds............................................  $1,034,923
                                                                        ==========

    Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
13.9 Bcf at an average cost of $3.31 per Mcf at September 30, 2000 compared to
10.9 Bcf at an average cost of $2.18 per Mcf at September 30, 1999 under storage contracts at various third-party facilities. At September 30, 2000, we had hedging contracts in place for anticipated sales of approximately 13.8 Bcf of stored gas at a weighted average price of $3.84 per Mcf for the stored inventory.

    We held NGLs in storage of 14,213 MGal, consisting primarily of propane and normal butane, at an average cost of $.41 per gallon and 15,700 MGal at an average cost of $.28 per gallon at September 30, 2000 and 1999, respectively, at
various third-party storage facilities.   At September 30, 2000, we had no
significant hedging contracts in place for anticipated sales of stored NGLs.

Preferred Stock Repurchase Program

    In November 2000, we purchased in open market transactions a total of 33,690 shares of our $2.28 cumulative preferred stock for total cost, including broker commissions, of approximately $851,000, or an average of $25.25 per share of
preferred stock.   These shares will be retired.  Our Board of Directors has
authorized the repurchase from time to time of up to an additional $1.2 million of preferred stock in open market transactions.

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

    As of September 30, 2000, we have expended $73.0 million, consisting of the following: (i) $37.2 million related to gathering, processing and pipeline assets, of which $4.6 million is for maintaining existing facilities and $9.8 million for acquisition of the remaining 50% interest in the Westana Gathering Company; (ii) $30.0 million related to exploration and production activities; and (iii) $5.8 million for miscellaneous items.

    Coal Bed Methane - We continue to develop our Powder River basin coal bed methane gathering system and our coal seam gas reserves in Wyoming. We have acquired drilling rights on approximately 1,075,000 gross acres, or 520,000 net acres, in the basin. On approximately 18% of this acreage position, we have established proven developed and undeveloped reserves. Production of coal bed methane from the Powder River basin has been expanding, and approximately 225 MMcf/D of gas volumes in the month of September 2000 were being produced by several operators in the area, including 174 MMcf/D gross production by our partners and us, or 69 MMcf/D net to our interest. We transport most of the coal bed methane gas under firm transportation or gathering agreements through our MIGC interstate pipeline or the Fort Union gathering system. In addition we have 108 MMcf/D firm transportation capacity on other interstate pipelines with access to gas markets in the Rocky Mountain and Midwest regions of the United States. We currently project gross production rates of approximately 200 MMcf/D, or 78 MMcf/D net, at December 31, 2000 and approximately 300 MMcf/D, or 117 MMcf/D net, at December 31, 2001. Given the uncertainties associated with obtaining drilling and water discharge permits and of drilling in unproven areas, there is no assurance, however, that we will reach these projected volumes.

    Our production is derived primarily from wells drilled to depths of 400 to 1,200 feet in the Wyodak coal formation. In 2000, we expect to drill approximately 1070 gross wells, or 535 net wells, to the Wyodak coal, the majority of which are on locations with proven, undeveloped reserves. During the first nine months of 2000, we have drilled 777 gross wells, or 389 net wells, to this formation. At October 31, 2000, a total of 713 gross wells are awaiting connection, including 611 gross wells with pending water discharge permits from the Wyoming Department of Environmental Quality, the DEQ, as
discussed below.   As part of our drilling plans for 2000, we expect to drill approximately 150 gross wells in pilot areas including the Big George coal. The Big George formation is deeper and under higher pressure and if successful could result in higher reserves per well than the Wyodak coal formation.

    The average drilling, completion and gathering cost for our Wyodak coal bed methane wells is approximately $80,000 with reserves per well of approximately 320 MMcf. As deeper wells are drilled and other coal formations are explored, particularly the Big George formation, the average drilling cost is expected to increase.

    Future drilling on federal acreage will be delayed until the completion of an Environmental Impact Statement for the majority of the Powder River basin. This study is currently expected to be completed in the first quarter of 2002. Our drilling plans for 2000 and 2001 are not expected to be substantially affected by this study due to our large inventory of non-federal drilling locations. In addition, the DEQ has approved changes in the standards for surface water discharge on some components of the water being discharged from coal bed wells and continues to evaluate changes in other standards and policies, particularly its anti-degradation policy as it pertains to barium content and the sodium absorption ratio, SAR. The DEQ has requested the Environmental Quality Council to hold a public hearing on these standards and policies. The DEQ may cease granting water discharge permits until the hearing is conducted. As we have throughout the development of this play, we will continue to work with the DEQ and other regulatory agencies to address any concerns with the quality of the water discharged. We currently anticipate that the hearing will be held in January 2001 and should result in the DEQ's decision to resume issuance of water discharge permits. However, we can make no assurance as to the timing of the January 2001 hearing or the DEQ's decision regarding the issuance of new water discharge permits or the conditions under which new water discharge permits will be granted. The timing of our drilling schedule and related capital expenditures for Powder River coal bed methane development may be negatively affected if the DEQ's decision is not reached in January 2001 or if the terms of the water discharge permits are unfavorable.

    Our capital budget in this area provides for expenditures of approximately $50.0 million during 2000 of which $36.0 million was spent during the first nine months of 2000. This capital budget includes approximately $35.5 million for drilling costs for our interest in approximately 1,000 wells, production equipment and undeveloped acreage and $14.5 million for compression. In March 2000, we entered into a ten-year operating lease agreement for compression equipment of which $7.5 million was available at September 30, 2000. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. However, because of drilling and other uncertainties beyond our control, we can make no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

    We own an approximate 13% equity interest in Fort Union Gas Gathering L.L.C., the only asset of which is a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We are the construction manager and field operator of Fort Union. This system has a capacity of approximately 450 MMcf/D of natural gas with expansion capability and averaged 183 MMcf/D of throughput in the third quarter of 2000. In the third quarter of 2000, the operating committee of Fort Union approved preliminary plans to increase the capacity of the gathering system and header to 635 MMcf/D. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. We currently have a long-term agreement for firm gathering services on 60 MMcf/D of capacity at $.14 per Mcf on Fort Union and a right to contract for additional capacity as the system expands.

    Southwest Wyoming - Our facilities in southwest Wyoming are comprised of the Granger facility and a 72% ownership interest in the Lincoln Road facility, or collectively the Granger Complex. These facilities have a combined operational capacity of 285 MMcf/D and processed an average of 163 MMcf/D in the third quarter of 2000.

    We also own the rights to drill on 360,000 gross acres, or 40,000 net acres, in the Jonah field and Hoback basin which includes the Pinedale anticline area. We are currently participating in the development of a portion of this acreage. We have an approximate 11.25% working interest in 1,920 gross acres in the Jonah field and have agreed to participate in the drilling of 15 gross wells in 2000. Eight of these wells have been completed and are currently producing a combined gross volume of 26 MMcf/D for processing at our Granger facility. We also have an approximate 10% working interest in 22,000 gross acres along the Pinedale anticline section of the Hoback basin and have agreed to participate in the drilling of 13 gross wells in 2000. None of these wells have been completed.

    Our total capital budget in this area provides for expenditures of approximately $12.2 million during 2000, of which $4.2 million was spent in the first nine months of 2000. This capital budget includes approximately $3.7 million for drilling costs and production equipment and approximately $8.5 million related to the gathering systems and plant facilities. Because of drilling and other uncertainties beyond our control, we can provide no assurance that we will incur this level of capital expenditure or that we will make future capital expenditures.

Financing Facilities

    Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. At September 30, 2000, $73.8 million in total was outstanding under this facility. The Revolving Credit Facility bears interest at various spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At September 30, 2000, the interest rate payable on the facility was 8.1% per annum. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.50 to 1.0 through September 30, 2000 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of our significant subsidiaries. We utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

    Master Shelf Agreement.   In December 1991, we entered into a Master Shelf
Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at September 30, 2000 are as indicated in the following table (dollars in thousands):



                                 Interest       Final
     Issue Date         Amount     Rate        Maturity                Principal Payments Due
-------------------    --------   ------  ------------------   ---------------------------------------------------
October 27, 1992       $ 25,000    7.99%  October 27, 2003     8,333 on each of October 27, 2001 through 2003
December 27, 1993        25,000    7.23%  December 27, 2003    single payment at maturity
October 27, 1994         25,000    9.05%  October 27, 2001     single payment at maturity
October 27, 1994         25,000    9.24%  October 27, 2004     single payment at maturity
July 28, 1995            50,000    7.61%  July 28, 2007        10,000 on each of July 28, 2003 through 2007
                       --------
                       $150,000
                       ========

    Our agreement with Prudential was amended in 1999 to reflect the following provisions. We are required to maintain a current ratio of at least .9 to 1.0; a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999; a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of 40% through March 2002 and 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.0 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 2.25 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes some non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $47.4 million was available at September 30, 2000. We are currently paying an annual fee of 0.50% on the amounts outstanding on the Master Shelf Agreement. This fee will continue until we have received an implied investment grade rating on our senior secured debt. Borrowings under the Master Shelf Agreement are guaranteed by and secured via a pledge of the stock of our significant subsidiaries.

    1995 Senior Notes. In 1995, we sold $42 million of Senior Notes, the 1995 Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, we prepaid $15 million of the principal amount outstanding on the 1995 Senior Notes at par. The remaining principal amount outstanding of $27 million was prepaid in September 2000 with funds available under our Revolving Credit Facility. In connection with the prepayment in 2000, we made a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000. The combined costs of approximately $2.7 million, net of a tax benefit of $997,000, are reflected as an extraordinary loss on early extinguishment of debt in the third quarter of 2000.

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

    Covenant Compliance. We were in compliance with all covenants in our debt agreements at September 30, 2000. Taking into account all the covenants contained in these agreements, we had approximately $130 million of available borrowing capacity at September 30, 2000. To increase our borrowing capacity, strengthen our credit ratings and to reduce our overall debt outstanding, we may continue to dispose of non-strategic assets and investigate alternative financing sources including the issuance of public debt, project-financing, joint ventures and operating leases.

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

    We hedged a portion of our estimated equity volumes of gas and NGLs in 2000 at pricing levels approximating our 2000 operating budget. Our equity gas and NGL hedging strategy for 2000 establishes a minimum price while allowing varying levels of market participation above the minimum. As of September 30, 2000, we had hedged approximately 38%, or 35,000 MMBtu/day, of our anticipated equity gas for the balance of 2000 at a weighted average NYMEX equivalent minimum price of $2.33 per MMBtu and an additional 24%, or 22,000 MMBtu/day, with collars with a minimum price of $2.10 per MMBtu and a maximum price of $2.44 per MMBtu NYMEX equivalent price. We also hedged an incremental 10,000 MMBtu/day of anticipated equity production for October 2000 through March 2001 with collars at a weighted average NYMEX equivalent minimum price of $2.75 per MMBtu and a maximum price of $3.50 per MMBtu.

    We have also hedged a portion of our estimated equity volumes of gas in 2001. As of September 30, 2000, we had hedged approximately 36%, or 36,000 MMBtu/day, of our anticipated equity gas for the first quarter of 2001 at a weighted average NYMEX equivalent price of $4.14 per MMBtu and an additional 10%, or 10,000 MMBtu/day in the first quarter, with collars with a minimum price of $2.75 per MMBtu and a maximum price of $3.50 per MMBtu NYMEX equivalent price. For the remainder of 2001, we have hedged 40%, or 41,000 MMBtu/day, of our anticipated equity gas for the second, third and fourth quarters of 2001 at a weighted average NYMEX equivalent price of $4.14 per MMBtu.

    Additionally, we have hedged approximately 26%, or 25,000 Bbl per month of our anticipated equity natural gasoline, condensate and crude oil for 2000 using a collar with a minimum price of $15.00 per Bbl and maximum price of $17.00 per Bbl NYMEX crude oil monthly average price. We have also hedged approximately 46%, or 195,000 Bbl per month, of our anticipated equity production of NGLs for 2000 with a minimum weighted average Mt. Belvieu composite price of $0.27 per gallon. We do not have any hedges in place for crude oil or NGLs in 2001.

    At September 30, 2000, we had $1.2 million of unrecognized gains in inventory that will be recognized primarily during the fourth quarter of 2000. At September 30, 2000, we had unrecognized net losses of $10.0 million related to financial instruments that may be offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

    We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for these trades including predetermined stop-loss requirements and net open position limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from these speculative activities for the quarters and nine months ended September 30, 2000 and 1999 were not material.

Foreign Currency Derivative Market Risk

    As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of September 30, 2000, the net notional value of such contracts was approximately $11.4 million in Canadian dollars, which approximates its fair market value.

Accounting for Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we will be required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. We do not believe the adoption of SFAS No. 133 will have a material impact on our earnings or financial position as it relates to our equity hedging program. We currently anticipate adopting mark to market accounting in the first quarter of 2001 for the remainder of our marketing activities. We cannot at this time determine the impact of adopting mark-to-market on our earnings or financial position.

Principal Facilities

    The following tables provide information concerning our principal facilities at September 30, 2000. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as our other facilities.



                                                                               Average for the Nine Months Ended
                                                                                      September  30, 2000
                                               Gas              Gas      -----------------------------------------------
                            Year Placed      Gathering      Throughput          Gas            Gas              NGL
                                In            System         Capacity       Throughput      Production       Production
   Plant Facilities (1)       Service        Miles(2)       (MMcf/D)(3)    (MMcf/D)(4)      (MMcf/D)(5)     (MGal/D)(5)
---------------------------  ---------  -----------------  ------------  --------------  --------------  ---------------
Texas
  Bethel Treating (6)......       1997                 86           300             170             167                -
  Gomez Treating...........       1971                385           280             109             100                -
  Midkiff/Benedum..........       1949              2,173           165             149              94              921
  Mitchell Puckett
   Gathering...............       1972                 90           120             100              64                1
Louisiana
  Toca (7)(8)..............       1958                  -           160             126             121              103
Wyoming
  Coal Bed Methane
   Gathering...............       1990                444           223             204             190                -
  Fort Union Gas Gathering
   (15)....................       1999                106           450              75              75                -
  Granger(7)(9)(10)........       1987                482           235             141             117              368
  Hilight Complex (7)......       1969                626            80              18              14               60
  Kitty/Amos Draw (7)......       1969                314            17              12               8               47
  Lincoln Road (10)........       1988                149            50              20              19               22
  Newcastle (7)............       1981                146             5               3               2               18
  Red Desert (7)...........       1979                111            42              15              13               26
  Reno Junction (9)........       1991                  -             -               -               -               92
Oklahoma
  Arkoma (16)..............       1985                 76            12              10               9                -
  Chaney Dell..............       1966              2,054           130              52              42              170
  Westana (14).............       1981                871            45              67              48              114
New Mexico
  San Juan River (6).......       1955                140            60              26              20               37
Utah
  Four Corners Gathering...       1988                104            15               2               2               13
                                        -----------------  ------------  --------------  --------------  ---------------
   Total...................                         8,357         2,389           1,299           1,105            1,992
                                        =================  ============  ==============  ==============  ===============




                                                           Average for the Nine Months
                                                             Ended September 30, 2000
                                                           ----------------------------
                               Year                          Pipeline         Gas
                             Placed In     Transmission      Capacity     Throughput
Transmission Facilities (1)   Service        Miles(2)       (MMcf/D)(2)   (MMcf/D)(4)
---------------------------  ---------  -----------------  ------------  --------------
MIGC (11)(13)..............       1970                245           130             175
MGTC (12)..................       1963                252            18              13
                                        -----------------  ------------  --------------
  Total....................                           497           148             188
                                        =================  ============  ==============


Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Lincoln Road (72%); Newcastle (50%) and Fort Union gathering system (13%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering system miles, interconnect and transmission miles and pipeline capacity are as of September 30, 2000.
(3) Gas throughput capacity is as of September 30, 2000 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We and our joint venture partner at the Lincoln Road facility have agreed to process all gas at our Granger facility so long as there is available capacity at the Granger facility. Accordingly, operations at the Lincoln Road facility have been temporarily suspended since January 1999.
(11) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(12) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(13) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.
(14) We acquired the remaining 50% interest in Westana Gathering Company in February 2000.
(15) A portion of the Gas Throughput and Gas Production for this gathering system is also included in the volumes reported under Coal Bed Methane Gathering.
(16) This facility was sold in August 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

    Western Gas Resources, Inc., Mountain Gas Resources, Inc., v. R.I.S. Resources International Corporation, a British Columbia , Canada corporation; RIS Resources (USA) Inc., a Texas Corporation, United States District Court, Colorado, Civil Action No. 00-S-599

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits:

   10.24 Limited Waiver, Consent, Release and Amendment No. 4 to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company.

   10.25 Fourth Amendment to Loan Agreement by and among Western Gas Resources, Inc. and NationsBank, as Agent, and the Lenders thereto dated April 29, 1999.

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

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: November 13, 2000               By: /s/LANNY F. OUTLAW
                                          --------------------------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: November 13, 2000               By: /s/WILLIAM J. KRYSIAK
                                          --------------------------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)