Form 10-K
period 2000-12-31
WESTERN GAS RESOURCES INC
filed 2001-03-15
CIK 856716

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________

                        Commission file number 1-10389

                          WESTERN GAS RESOURCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            84-1127613
-------------------------------                      ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   12200 N. Pecos Street, Denver, Colorado                    80234-3439
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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                                              Name of exchange on which registered
------------------------------                                        ------------------------------------
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

$2.28 Cumulative Preferred Stock, $0.10 par value                            New York Stock Exchange

$2.625 Cumulative Convertible Preferred Stock, $0.10 par value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

The aggregate market value of voting common stock held by non-affiliates of the registrant on March 1, 2001 was $823,237,419.

The number of shares outstanding of the only class of the registrant's common stock, as of March 1, 2001 was 32,410,922.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 18, 2001.

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

                          Western Gas Resources, Inc.
                                   Form 10-K
                               Table of Contents

Part    Item(s)           .......................................................................................     Page
----    -------                                                                                                       ----
I.      1 and 2.      Business and Properties....................................................................        3
                          General................................................................................        3
                          Principal Facilities ..................................................................        6
                          Gas Gathering, Processing, and Transportation..........................................        7
                          Significant Acquisitions, Projects and Dispositions....................................        8
                          Producing Properties...................................................................       11
                          Marketing..............................................................................       12
                          Environmental..........................................................................       14
                          Competition............................................................................       14
                          Regulation.............................................................................       15
                          Employees..............................................................................       15
        3.            Legal Proceedings..........................................................................       15
        4.            Submission of Matters to a Vote of Security Holders........................................       15
II.     5.            Market for Registrant's Common Equity and Related Stockholder Matters......................       16
        6.            Selected Financial Data....................................................................       17
        7.            Management's Discussion and Analysis of Financial Condition and
                          Results of Operations..................................................................       19
        8.            Financial Statements and Supplementary Data................................................       29
        9.            Changes in and Disagreements with Accountants on Accounting and
                          Financial Disclosure...................................................................       58
III.   10.            Directors and Executive Officers of the Registrant.........................................       58
       11.            Executive Compensation.....................................................................       58
       12.            Security Ownership of Certain Beneficial Owners and Management.............................       58
       13.            Certain Relationships and Related Transactions.............................................       58
IV.    14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       58

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     The terms "Western," "we," "us" and "our" as used in this Form 10-K refer to Western Gas Resources, Inc. and its subsidiaries as a consolidated entity, except where it is clear that these terms mean only Western Gas Resources, Inc.

General

     Western gathers, processes, treats, develops and produces, transports and markets natural gas and natural gas liquids, NGLs. We operate in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. We design, construct, own and operate natural gas gathering and processing facilities in order to provide our customers with a broad range of services from the wellhead to the sales delivery point. We also develop and produce natural gas reserves.

     Our operations are conducted through the following four business segments:

      . Gathering and Processing--Our operations are in well-established basins such as the Permian, Anadarko, Powder River, Green River and San Juan basins. We connect oil and gas wells to our gathering systems for delivery to our processing or treating plants. At our plants we process natural gas to extract NGLs and we treat natural gas in order to meet pipeline specifications. We provide these services to major oil and gas companies and to independent producers.

      . Production--We develop and explore for natural gas primarily to enhance and support our existing gathering and processing operations. We sell the natural gas that we produce to third parties. Our producing properties are primarily located in the Powder River and Green River basins of Wyoming.

      . Marketing--We buy and sell natural gas and NGLs in the wholesale market in the United States and in Canada. We provide transportation, scheduling, peaking and other services to our customers. Our customers for these services include utilities, local distribution companies, industrial end-users and other energy marketers.

      . Transportation--We transport natural gas through our regulated pipelines for producers and energy marketers under fee schedules regulated by state or federal agencies.

     Historically, we have derived over 95% of our revenues from the sale of gas and NGLs. Our revenues by type of operation are as follows (dollars in thousands):

                                                                                 Year Ended December 31,
                                                           ---------------------------------------------------------------
                                                               2000         %        1999         %         1998        %
                                                           ------------  -----   ------------  -----   ------------  -----
Sale of gas...........................................     $  2,624,409   80.0   $  1,501,066   78.6   $  1,611,521   76.1
Sale of NGLs..........................................          590,932   18.0        346,819   18.1        449,696   21.3
Processing, transportation and storage revenues.......           53,156    1.6         48,994    2.6         44,743    2.1
Other, net ...........................................           13,491     .4         13,845     .7         11,128     .5
                                                           ------------  -----   ------------  -----   ------------  -----
                                                           $  3,281,988  100.0   $  1,910,724  100.0   $  2,117,088  100.0
                                                           ============  =====   ============  =====   ============  =====

     In order to reduce our overall debt level and provide us with additional liquidity to fund our key growth projects and invest in new growth opportunities, we have sold several non-strategic assets. During 1999 and 2000, we sold our Katy, Giddings, MiVida, Black Lake and Arkoma facilities, our wholly-owned subsidiary in California and we contracted for the sale of our wholly-owned subsidiary Pinnacle Gas Treating, Inc. Including the sale of Pinnacle which closed in January 2001, we have received $230.9 million in net sale proceeds which were used to reduce our outstanding debt. Primarily as a result of these sales, our total debt was reduced from $504.9 million at December 31, 1998 to $358.7 million at December 31, 2000. The sales of these facilities reduced operating and administrative costs and allow us to focus on our core areas in which we have substantial operations. In 2001, we are thus better positioned to pursue projects including consolidations and acquisitions with future growth potential.

     Business Strategy. In 1998 and 1999, as oil and gas prices were approaching historical lows, our activities were focused on consolidating our businesses in our core operating regions and reducing our outstanding debt. Higher product prices throughout 2000 and continuing into 2001 along with our improved financial position allow us to emphasize the growth aspects of our business strategy. Our long-term business plan is to increase our profitability by: (i) optimizing the efficiency and utilization of our existing operations; (ii) developing natural gas reserves and increasing production volumes on our existing acreage positions; and (iii) investing in projects or acquiring assets that complement and extend our core natural gas gathering, processing, production and marketing businesses.

     With our improved financial position, in 2001, we will actively evaluate acquisitions of either assets or companies. These acquisitions can be related to gathering and processing or production with emphasis on properties located in the Rocky Mountains or Canada. Capital expenditures budgeted for existing operations in 2001 are approximately $136.4 million. This includes approximately $71.8 million related to gathering, processing and pipeline assets and approximately $46.8 million for the acquisition of undeveloped acreage and development of gas reserves in the Powder River basin. This budget will be increased to provide for acquisitions if approved by our board of directors.

     Optimize Profitability.   We continuously seek to improve the profitability
of our existing operations by:

      . increasing natural gas throughput levels through new well connections and expansion of gathering systems. Our operations are located in some of the most actively drilled oil and gas producing basins in the United States. We enter into agreements under which we gather and process natural gas produced on acreage dedicated to us by third parties. We contract for production from new wells and newly dedicated acreage in order to replace declines in existing reserves or increase reserves that are dedicated for gathering and processing at our facilities. At December 31, 2000, our estimated dedicated reserves totaled 2.7 Tcf. In 2000, including the reserves developed by us and associated with our partnerships and excluding the reserves and production associated with the facilities sold during this period, we connected new reserves to our facilities to replace approximately 222% of throughput. In order to obtain additional dedicated acreage and to secure contracts on favorable terms, we may participate to a limited extent with third-party producers in exploration and production activities that supply our facilities. For the same reason, we may also offer to sell ownership interests in our facilities to selected producers. In 2000, we spent approximately $49.7 million on additional well connections and compression and gathering system expansions including acquisitions. We increased throughput levels at our facilities from 895 MMcf/D in 1993 to 1,411 MMcf/D in 2000.

      . increasing our efficiency by modernization of equipment and the consolidation of existing facilities. Replacing and upgrading field equipment allows us to minimize maintenance costs, fuel consumption and field operating costs. For example, in the fourth quarter of 2000 we replaced older compression at our Midkiff facility with newer, fuel efficient equipment. This upgrade has resulted in lower maintenance costs and a decrease in our fuel consumption which increases the natural gas available for sale. We will continue upgrading compression in this area throughout 2001 and anticipate spending approximately $20.3 million on this project. Consolidations allow us to increase the throughput of one facility while reducing the operating costs of the consolidated assets. For example, the acquisition of the remaining 50% interest in the Westana Gathering Company in the first quarter of 2000 and the acquisition of the remaining 28% interest in the Lincoln Road facility in the fourth quarter allowed us the opportunity to consolidate our operations in these areas and improve our operating efficiencies.

      . evaluating assets. We routinely review the economic performance of each of our operating facilities to ensure that a targeted rate of return is achieved. If an operating facility is not generating targeted returns we will explore various options, such as consolidation with other Western-owned or third-party-owned facilities, dismantlement, asset swap or sale.

      . controlling operating and overhead expenses. We continually evaluate our operations for methods to improve our operating costs. For example, in 2000, we replaced many of our dry flow wellhead meters with electronic flow meters. Electronic flow meters reduce costs and increase the accuracy of volumetric information by electronically transmitting data to our central offices.

     Developing Natural Gas Reserves. We selectively participate in exploration and production activities, in part, to secure additional gas supply for our facilities. Beginning in 1997, we substantially increased our investment in the acquisition of undeveloped acreage and development of the Powder River coal bed methane gas. We have acquired drilling rights on approximately 530,000 net acres in the basin. At December 31, 2000, we have proved developed and undeveloped reserves of approximately 350 Bcf on a portion of this acreage position. We have participated in the development of properties in southwest Wyoming and Colorado. These properties have an additional 58 Bcf of proved developed and undeveloped reserves. In total this represents an increase of approximately 50% in our proved reserves from December 31, 1999. We also estimate a net total of 1.9 Tcf of probable reserves on an unaudited and unrisked basis associated with undeveloped acreage in these areas. There can be no assurance, however, as to the ultimate recovery of these probable reserves. We will also consider investing in other exploration and production prospects that we consider to be low risk and complementary to our other business segments.

     Expansion of Core Business. We will invest in projects that complement and extend our core natural gas gathering, processing, production and marketing businesses. We may also expand our gathering, processing and production operations into new geographic areas. In 2001, we consider ourselves better positioned to pursue projects including consolidations and acquisitions with future growth potential. During 2000, the majority of our capital budget was spent in the Powder River basin of Wyoming and in southwest Wyoming. These projects included:

      . drilling 950 gross wells in the Powder River basin coal bed methane area to increase natural gas production and throughput at our existing gathering and transportation facilities and

      . continued expansion of our gathering systems and participation in the drilling for additional natural gas reserves in southwest Wyoming.

     This section, as well as other sections in this Form 10-K, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. This Form 10-K contains forward-looking statements regarding the expansion of our gathering operations, our project development schedules, our budgeted capital expenditures, success of our drilling activities, our marketing plans and anticipated volumes through our facilities and from production activities that involve a number of risks and uncertainties, including the composition of gas to be treated and the drilling schedules and success of the producers with acreage dedicated to our facilities. In addition to the important factors referred to herein, numerous other factors affecting our business generally and in the markets for gas and NGLs in which we participate, could cause actual results to differ materially from our projections in this Form 10-K. See further discussion in "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies - Use of Estimates and Significant Risks."

     Our principal offices are located at 12200 North Pecos Street, Denver, Colorado 80234-3439, and our telephone number is (303) 452-5603. Western Gas Resources, Inc. was incorporated in Delaware in 1989.

Principal Facilities


     The following tables provide information concerning our principal facilities at December 31, 2000. We also own and operate several smaller treating, processing and transportation facilities located in the same areas as our other facilities.

                                                                                       Average for the Year Ended
                                                                                            December 31, 2000
                                                      Gas           Gas        --------------------------------------------
                                                   Gathering    Throughput         Gas             Gas              NGL
                                      Year Placed   System       Capacity      Throughput      Production       Production
       Plant Facilities (1)           In Service   Miles(2)     (MMcf/D)(3)    (MMcf/D)(4)     (MMcf/D)(5)      (MGal/D)(5)
------------------------------------  ----------   --------     -----------    -----------     -----------      -----------
 Texas
   Bethel Treating (6)(17)...........      1997          86          300           189              184                -
   Gomez Treating (6)................      1971         385          280           113              103                -
   Midkiff/Benedum...................      1949       2,183          165           147               94              901
   Mitchell Puckett Gathering (6)....      1972          91          120            95               62                1
Louisiana
   Toca (7)(8).......................      1958           -          160           123              117               99
Wyoming
   Coal Bed Methane
     Gathering (15)..................      1990         444          223           212              196                -
   Fort Union Gas Gathering (6)(15)..      1999         106          435           164              164                -
   Granger (7)(9)(10)................      1987         483          235           142              120              349
   Hilight Complex (7)...............      1969         626           80            18               13               59
   Kitty/Amos Draw (7)...............      1969         314           17            12                8               46
   Lincoln Road (10) ................      1988         149           50            20               19               22
   Newcastle (7).....................      1981         146            5             3                2               18
   Red Desert (7)....................      1979         111           42            14               13               25
   Reno Junction (9).................      1991           -            -             -                -               91
Oklahoma
   Arkoma (16).......................      1985          76           12             7                6                -
   Chaney Dell ......................      1966       2,058          130            56               46              172
   Westana (14)......................      1981         926           45            66               50              102
 New Mexico
   San Juan River (6)................      1955         140           60            28               20               33
 Utah
   Four Corners Gathering............      1988         104           15             2                2               13
                                                    -------      -------        ------           ------           ------
     Total...........................                 8,428        2,374         1,411            1,219            1,931
                                                    =======      =======        ======           ======           ======

                                                                    Average for the Year Ended
                                                                        December 31, 2000
                                                                        -----------------
                                                                    Pipeline          Gas
                                      Year Placed  Transportation   Capacity       Throughput
   Transportation Facilities (1)      In Service      Miles(2)      (MMcf/D)(2)    (MMcf/D)(4)
---------------------------------     ----------   --------------   -----------    -----------
MIGC (11)(13)....................          1970            245           130               175
MGTC (12)........................          1963            252            18                12
                                                       -------         -----           -------
   Total.........................                          497           148               187
                                                       =======         =====           =======

Footnotes on following page.

 (1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Newcastle (50%) and Fort Union gathering system (13%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
 (2) Gas gathering system miles, transportation miles and pipeline capacity are as of December 31, 2000.
 (3) Gas throughput capacity is as of December 31, 2000 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
 (4) Aggregate wellhead natural gas volumes collected by a gathering system or volumes transported by a pipeline.
 (5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
 (6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
 (7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
 (8) Straddle plant, or a plant located near a transportation pipeline that processes gas dedicated to or gathered by a pipeline company or another third-party.
 (9) NGL production includes conversion of third-party feedstock to iso-butane.
(10) We acquired the remaining 28% interest in Lincoln Road in December 2000. We are currently processing all gas gathered through the Lincoln Road gathering system at our Granger facility.
(11) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(12) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(13) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.
(14) We acquired the remaining 50% interest in Westana Gathering Company in February 2000.
(15) A portion of the gas throughput and gas production for this gathering system is also included in the volumes reported under Coal Bed Methane Gathering.
(16)   This facility was sold in August 2000.
(17) We contracted for the sale of this facility in December 2000. This transaction closed in January 2001.

     We expect capital expenditures related to existing operations to be approximately $136.4 million during 2001, consisting of the following: (i) approximately $71.8 million related to gathering, processing and pipeline assets, of which $8.5 million is for maintaining existing facilities; (ii) approximately $56.9 million related to exploration and production and lease acquisition activities; and (iii) approximately $7.7 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represent 49% and 10%, respectively, of the total 2001 budget. This budget will be increased to provide for acquisitions if approved by our board of directors.

Gas Gathering, Processing and Transportation

     Gas Gathering and Processing. We contract with producers to gather raw natural gas from individual wells located near our plants or gathering systems. Once we have executed a contract, we connect wells to gathering lines through which the natural gas is delivered to a processing plant or treating facility. At a processing plant, we compress the natural gas, extract raw NGLs and treat the remaining dry gas to meet pipeline quality specifications. Six of our processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, normal butane and natural gasoline to obtain a higher value for the NGLs, and four of our plants are capable of processing and treating natural gas containing hydrogen sulfide or other impurities which require removal prior to transportation. At a treating facility, we treat dry gas, which does not contain liquids that we can economically extract, by removing hydrogen sulfide or carbon dioxide to meet pipeline quality specifications.

     We acquire dedicated acreage and natural gas supplies in an effort to maintain or increase throughput levels to offset natural production declines. We obtain these natural gas supplies by connecting additional wells, purchasing existing systems from third parties and through internally developed projects or joint ventures. Historically, while certain individual plants have experienced declines in dedicated reserves, we have been successful in connecting additional reserves to more than offset the natural declines. From 1996 through 1999, there was a reduction in drilling activity, primarily in basins that produce oil and casinghead gas, due to low product prices. In 2000 and continuing into 2001, gas and oil prices increased significantly and have resulted in additional drilling behind our systems. Overall, the level of drilling will depend upon, among other factors, the prices for gas and oil, the drilling budgets of third-party producers, the energy and environmental policy of the federal government and the availability of foreign oil and gas, none of which are within our control. At December 31, 2000, our estimated dedicated reserves totaled 2.7 Tcf. In 2000, including the reserves developed by us and associated with our partnerships and excluding the reserves and production associated with the facilities sold during this period, we connected new reserves to our facilities to replace approximately 222% of throughput. In order to obtain additional dedicated acreage and to secure contracts on favorable terms, we may participate with third-party producers in exploration and production activities that supply our facilities. For the same reason, we may also offer to sell ownership interests in our facilities to selected producers.

     Substantially all gas flowing through our gathering, processing and treating facilities is supplied under three types of long-term contracts providing for the purchase, treating or processing of natural gas for periods ranging from five to twenty years. Approximately 69% of our plant facilities' gross margins, or revenues at the plants less product purchases, for the month of December 2000 resulted from percentage-of-proceeds agreements in which we are typically responsible for the marketing of the gas and NGLs. We pay producers a specified percentage of the net proceeds received from the sale of the gas and the NGLs. This type of contract allows us and the producers to share proportionally in price changes.

     Approximately 17% of our plant facilities' gross margins for the month of December 2000 resulted from contracts that are primarily fee-based from which we receive a set fee for each Mcf of gas gathered and/or processed. This type of contract provides us with a steady revenue stream that is not dependent on commodity prices, except to the extent that low prices may cause a producer to delay drilling. The proportion of fee-based contracts is expected to increase as the volumes from the Powder River basin coal bed methane development increase. See further discussion in "-Significant Acquisitions, Projects and Dispositions."

     Approximately 14% of our plant facilities' gross margins for the month of December 2000 resulted from contracts that combine gathering, compression or processing fees with "keepwhole" arrangements or wellhead purchases. Typically, we charge producers a gathering and compression fee based upon volume. In addition, we retain a predetermined percentage of the NGLs recovered by the processing facility and keep the producers whole by returning to the producers at the tailgate of the plant an amount of residue gas equal on a Btu basis to the natural gas received at the plant inlet. The "keepwhole" component of the contracts permits us to benefit when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream. However, we are adversely affected when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream.

     Transportation. We own and operate MIGC, an interstate pipeline located in the Powder River basin in Wyoming, and MGTC, an intrastate pipeline located in northeast Wyoming. MIGC charges a FERC approved tariff and is connected to pipelines owned by Colorado Interstate Gas Company, Williston Basin Interstate Pipeline Company, Kinder Morgan Interstate Pipeline Co., Wyoming Interstate Company, Ltd. and MGTC. During 2000, MIGC operated at capacity and transported an average of 175 MMcf/D. It is anticipated that MIGC will continue at capacity for the next several years. See further discussion in "-Significant Acquisitions, Projects and Dispositions," and for a further discussion of the revenue, operating profit and attributable assets of this business segment, see "Item 8-Financial Statements and Supplementary Data." MGTC provides transportation and gas sales to the Wyoming cities of Gillette, Moorcroft and Wright at rates that are subject to the approval of the Wyoming Public Service Commission.


Significant Acquisitions, Projects and Dispositions

     Our significant acquisitions, projects and dispositions since January 1, 1996 are:

     Coal Bed Methane. The Powder River Basin coal bed methane area is currently one of the largest on-shore plays for the development of natural gas in the United States. In 2000, we were the largest producer of natural gas (together with our partner), the largest gatherer of natural gas and the largest gas transporter out of the basin. At December 31, 2000, we held the drilling rights on approximately 1.1 million gross acres, or 530,000 net acres, in the basin. We have established proven developed and undeveloped reserves totaling 350 Bcf at December 31, 2000 on a portion of this acreage. This represents a 50% increase in proved reserves as compared to December 31, 1999. We also estimate a net total of 1.6 Tcf of probable reserves on an unaudited and unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these probable reserves. The average drilling, completion and gathering cost for our coal bed methane gas wells is approximately $70,000 to $90,000 with reserves per well of approximately 320 MMcf. Our average finding and development costs in this area are estimated to be $.32 per Mcf. As deeper wells are drilled to the Big George coal, reserves per well are expected to increase as will the average cost per well. It is expected that the deeper Big George wells will result in a higher rate of return. Total production from wells in which we own an interest has increased from an average of approximately 128 MMcf/D at December 31, 1999 to 202 MMcf/D at December 31, 2000. In addition to the revenues earned from the production of our coal bed methane gas, we also earn fees for gathering and transporting the natural gas. At December 31, 2000, we were gathering 254 MMcf per day of our own production and of other third-party producers. Of that volume, approximately 129 MMcf per day was transported through our MIGC pipeline.

     Future drilling on federal acreage will be delayed subject to completion of the Powder River Basin Oil & Gas Environmental Impact Statement. This study is anticipated to be completed in the second quarter of 2002. Our drilling plans for 2001 are not expected to be substantially impacted by this study due to our large inventory of non-federal drilling locations and our expectation that the Bureau of Land Management, BLM, will issue drilling permits for approximately 350 well locations to prevent drainage of federal acreage. These drilling permits will be issued when the BLM completes an Environmental Assessment, EA, for drainage acreage. We anticipate that this EA will be issued in the second quarter of 2001.

     Additionally, the Wyoming Department of Environmental Quality, DEQ, has revised some standards for surface water discharge that have allowed the issuance of most of the permits that apply to the Cheyenne and Belle Fourche drainage areas. We continue to work with both the Wyoming DEQ and Montana DEQ to allow water discharge in the Powder River drainage area in which most of our Big George prospects are located. The majority of wells on our acreage producing from the Wyodak formation drain into the Cheyenne and Belle Fourche drainage areas. We have water discharge permits in place for approximately 70 percent of the 840 gross wells currently planned for drilling in 2001. We can make no assurance that the conditions under which additional permits will be granted will not impact the level of drilling or the timing of production.

     Our capital budget in this area provides for expenditures of approximately $67.2 million during 2001. This capital budget includes approximately $46.8 million for drilling costs for our interest in approximately 840 wells, production equipment and undeveloped acreage and $20.4 million for compression. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. Due to drilling and regulatory uncertainties which are beyond our control, we can make no assurance that we will incur this level of capital expenditure. In each of the years ended December 31, 2000 and 1999, we expended approximately $59.1 million and $51.4 million, respectively, on this project.

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

     The AMI with Barrett encompasses approximately 2.1 million acres in the Powder River basin coal bed methane development area. Both parties will continue to develop certain specified areas within the AMI. Barrett became the operator of the producing wells in July 1999. We have committed to gather and compress all gas produced form the jointly-owned properties within the AMI under a long-term fee based agreement.

     In December 1998, we joined with other industry participants to form Fort Union Gas Gathering, L.L.C., to construct a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We own an approximate 13% equity interest in Fort Union and are the construction manager and field operator. The gathering header has a capacity of approximately 435 MMcf/D of natural gas with expansion capability and in December 2000 it had throughput of approximately 230 MMcf/D. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. The gathering header and treating system initially went into service in September 1999 and was project financed, requiring a cash investment by us of approximately $900,000. In conjunction with the project financing, we also entered into a ten year agreement for firm gathering services on 60 MMcf/D of capacity at $.14 per Mcf on Fort Union beginning in December 1999. In the fourth quarter of 2000, we and the other participants in the Fort Union Gas Gathering, L.L.C. approved an expansion of the system. Construction of the 62 mile expansion has begun and will increase the system capacity by an additional 200 MMcf/D. This project is expected to be completed in the third quarter of 2001. This expansion, which is anticipated to cost $25.7 million, will be project financed and will require an additional cash investment by us of approximately $500,000. Also in connection with the expansion, we will increase our commitment for firm gathering services by an additional 23 MMcf/D of capacity at $.14 per Mcf.

     Southwest Wyoming. Our facilities in southwest Wyoming are comprised of the Granger and Lincoln Road facilities, or collectively the Granger Complex, and our Red Desert facility. These facilities have a combined operational capacity of 327 MMcf/D and processed an average of 176 MMcf/D in 2000. Our capital budget in this area provides for expenditures of approximately $13.1 million during 2001. This capital budget includes approximately $5.8 million for drilling costs and production equipment and approximately $7.3 million related to the gathering systems and plant facilities. Due to drilling and regulatory uncertainties which are beyond our control, we can make no assurance that we will incur this level of capital expenditure. During the years ended December 31, 2000 and 1999, we expended approximately $8.0 million and $12.4 million, respectively, on this project. In December 2000, we acquired the remaining 28% interest in the Lincoln Road facility for $2.6 million. This purchase price will be paid in future years through an adjustment to the terms of the seller's gas gathering and processing contract.

     In 1997, we entered into an agreement with a producer to participate in exploration and development in the Hoback basin in southwestern Wyoming. Under the agreement, we established a 1.8 million acre AMI, in which we participate in approximately 300,000 gross acres, or approximately 42,000 net acres. Approximately 4,000 gross acres, or approximately 600 net acres have proven reserves. We have also entered into agreements with the producer, or its assigns, for the gathering and processing of natural gas, which may be developed on 16 prospects within the AMI. Through 2000, we participated in 16 gross development wells, or 2 net development wells, in the Jonah field of southwest Wyoming. We also participated in 12 gross exploratory wells, or 1 net exploratory well, in the Hoback basin. We expect to participate in the drilling of 18 gross wells, or 2 net wells in this area during 2001. The average drilling and completion costs per gross well are approximately $2.4 million and the average well depth approximates 13,000 feet. Our average finding and development costs are $.57 per Mcf. We have established proven developed and undeveloped reserves in this area totaling 52 Bcf at December 31, 2000. This represents a 73% increase as compared to December 31, 1999. We also estimate a net total of 278 Bcf of probable reserves on an unaudited and unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these probable reserves.

     Bethel Treating Facility. In 1996 and 1997, the Pinnacle Reef exploration area was rapidly developing into a very active lease acquisition and exploratory drilling area using 3-D seismic technology to identify prospects. The initial discoveries indicated a very large potential gas development. Based on our receipt of large acreage dedications in this area, we, through our wholly-owned subsidiary Pinnacle Gas Treating, Inc., constructed the Bethel treating facility for a total cost of approximately $102.8 million with a throughput capacity of 300 MMcf/D. In 1998, the production rates from the wells drilled in this field and the recoverable reserves from these properties were far less than the producers originally expected.

     In the fourth quarter of 1998, because of uncertainties related to the pace and success of third-party drilling programs, declines in volumes produced at several wells and other conditions outside our control, we determined that an evaluation of the Bethel treating facility, in accordance with accounting standards, was necessary. We compared the net book value of the assets to the discounted expected future cash flows of the facility and determined that the results of this comparison required a pre-tax, non-cash impairment charge of $77.8 million.

     In December 2000, we signed an agreement with Anadarko Petroleum Corporation for the sale of the stock of Pinnacle for approximately $38.0 million. The sale closed in January 2001 and resulted in an approximate pre-tax gain for financial reporting purposes of $12.1 million, subject to final accounting adjustments.

     Arkoma. In August 2000, we sold our Arkoma Gathering System in Oklahoma for gross proceeds of $10.5 million. This sale resulted in an approximate pre-tax gain of $3.9 million.

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

     Black Lake. In December 1999, we signed an agreement for the sale of our Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million which was recognized in the fourth quarter of 1999.

     MiVida. In June 1999, we sold our MiVida treating facility for gross proceeds of $12.0 million. This transaction resulted in an approximate pre-tax gain of $1.2 million.

     Katy. In April 1999 we sold all the outstanding common stock of our wholly owned subsidiary, Western Gas Resources Storage, Inc., for gross proceeds of $100.0 million. This transaction resulted in an approximate pre-tax loss of $17.7 million, in 1999. The only asset of this subsidiary was the Katy facility. We also sold 5.1 Bcf of stored gas in the Katy facility for total sales proceeds of $11.7 million, which approximated our cost of the inventory. To meet the needs of our marketing operations, we continue to contract for storage capacity at the Katy facility and in other locations. At the time of the sale, we entered into a long-term agreement with the purchaser for approximately 3 Bcf of storage capacity at market rates through March 2002.

a AGE>

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

     Other. We routinely review the economic performance of each of our operating facilities to ensure that a targeted rate of return is achieved. If an operating facility is not generating targeted returns we will explore various options, such as consolidation with other Western-owned or third-party-owned facilities, dismantlement, asset swap or sale.


Producing Properties

     We selectively participate in exploration and production activities largely to secure additional gas supply for our facilities. Beginning in 1997, we substantially increased our investment in the acquisition of undeveloped acreage and development of the Powder River Basin coal bed methane and during 2000 we invested $44.1 million in this project. This play has now developed into one of our most significant long-term holdings. We also have production and undeveloped acreage in the Jonah and Hoback basins of southwest Wyoming and the Sand Wash basin in northwest Colorado. See "--Significant Acquisitions, Projects and Dispositions--Coal Bed Methane" and "--Southwest Wyoming." We will also consider investing in other exploration and production prospects in the Rocky Mountains and in Canada that we believe to be low risk and that could lead to opportunities for our gathering and processing or marketing businesses.

     Revenues derived from our producing properties comprised approximately 2.7%, 1.6% and 1.3% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The operating margin (revenues less product purchases and operating expenses) derived from our producing properties comprised approximately 26.5%, 15.4% and 11.4% of consolidated gross margin for the years ended December 31, 2000, 1999 and 1998, respectively. As a result of the increased investment in the Powder River coal bed methane, we expect both the revenues and operating margin derived from our producing properties to continue to increase.

      The following table provides a summary of our net annual production volumes:

                                                                               December 31,
                                               ---------------------------------------------------------------------------
                                                          2000                     1999                     1998
                                               ------------------------  -----------------------   -----------------------
                                                   Gas          Oil          Gas           Oil          Gas          Oil
                 State/Basin                     (MMcf)       (MBbl)       (MMcf)        (MBbl)       (MMcf)       (MBbl)
------------------------------------------     -----------  -----------  -----------   ---------   -----------    --------
  Colorado...............................              387            2          332           3           274           2
  Louisiana (1) .........................                -            -        2,270          64         2,810          70
  Texas (1)..............................               36            3           62           4         1,008           5
  Wyoming:
     Coal Bed Methane....................           25,552            -       12,766           -         7,136           -
     All Other...........................            2,044           23        2,558          41         3,283          40
                                               -----------  -----------  -----------   ---------   -----------    --------

Total....................................           28,019           28       17,988         112        14,511         117
                                               ===========  ===========  ===========   =========   ===========    ========

(1) We sold our producing properties in Louisiana during 1999 and the majority of our producing properties in Texas during 1998.

 PAGE>

      The following table provides a summary of our proved developed and proved undeveloped net reserves:

                                                                                December 31,
                                               ---------------------------------------------------------------------------
                                                          2000                      1999                    1998
                                               ------------------------   ----------------------   -----------------------
                                                   Gas          Oil          Gas           Oil          Gas          Oil
               State/Basin                       (MMcf)       (MBbl)       (MMcf)        (MBbl)       (MMcf)       (MBbl)
------------------------------------------     -----------  -----------  -----------   ---------   -----------    --------
  Colorado...............................            6,658           30        6,452          40         2,278           8
  Louisiana (1)..........................                -            -            -           -        10,234         190
  Texas (1)..............................                -            -            -           -             -           -
  Wyoming:
     Coal Bed Methane....................          350,512            -      236,277           -       193,010           -
     All Other...........................           51,324          409       29,089         289        33,408         359
                                               -----------   ----------   ----------   ---------   -----------    --------

Total....................................          408,494          439      271,818         329       238,930         557
                                               ===========   ==========   ==========   =========   ===========    ========

(1) We sold our producing properties in Louisiana during 1999 and the majority of our producing properties in Texas during 1998.

     We employ a total staff of six full time reservoir and production engineers and geologists who complete annual reserve estimates of dedicated reserves behind each of our existing facilities. The reserve report for the Powder River coal bed methane gas and other Wyoming assets for 2000 has been audited by Netherland, Sewell & Associates, Inc.

     The estimates of probable reserves to our interest associated with the Powder River basin coal bed area and our undeveloped acreage in southwest Wyoming are unaudited and unrisked. The estimate of probable reserves for the Powder River basin coal bed methane development was calculated by estimating the total recoverable gas in place on our acreage position. This estimate was based on both the primary and secondary coal objectives. The thickness for each coal at each location was derived from internal and published geological information. The estimate of the gas contained in the primary and secondary coals was based on the storativity isotherm as calculated from proprietary core samples obtained across our acreage holding using an 85% recovery factor. The probable reserves were determined by deducting the proved reserves as audited by Netherland, Sewell, and Associates, Inc. from the estimated total recoverable gas in place. The probable reserves for the southwest Wyoming area were estimated from geologic interpretations of the undeveloped area and analogies to producing wells in the same areas.

     Our reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved and probable reserves, the projection of future rates of production and the timing of development expenditures. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates are imprecise and should be expected to change as additional information becomes available. Estimates of economically recoverable reserves and of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. In addition, the estimates of future net revenues from our proved reserves and the present value of those reserves are based upon certain assumptions about production levels, prices and costs, which may not be correct. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. Actual results may differ materially from the results estimated. Our estimates of reserves dedicated to our gathering and processing facilities are calculated by our reservoir engineering staff and are based on publicly available data. These estimates may be less reliable than the reserve estimates made for our own producing properties since the data available for estimates of our own producing properties also includes our proprietary data.


Marketing

    Gas. We market gas produced at our plants and purchased from third parties to end-users, local distribution companies, or LDCs, pipelines and other marketing companies throughout the United States and Canada. Historically, our gas marketing was an outgrowth of our gas processing activities and was directed towards selling gas processed at our plants to ensure their efficient operation. As we expanded into new basins and the natural gas industry became deregulated and offered more opportunity, we began to increase our third-party gas marketing. For the year ended December 31, 2000, our gas sales volumes averaged
1.8 Bcf/D. Third-party sales and our gas storage positions, combined with the stable supply of gas from our facilities and production, enable us to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods. We sell gas under agreements with varying terms and conditions in order to match seasonal and other changes in demand. The duration of our sales contracts range from one day to nine years. In addition to our offices in Denver and Houston, we have a marketing office in Calgary, Alberta. The Calgary office also provides us with information regarding market conditions in Canada which affects the gas markets in the United States.

    Our 2001 gas marketing plan emphasizes growth through our asset base and storage and transportation capacities which we control. In general, we do not expect to increase our third-party sales volumes in 2001 significantly from levels achieved in 2000. With natural gas prices at historically high levels, we continually monitor and review the credit exposure to our marketing counter parties. This review has resulted in a temporary reduction in sales volumes with various counter parties in order to maintain acceptable credit exposures. During 2000, we reserved approximately $1.6 million for doubtful accounts. During the year ended December 31, 2000, we sold gas to approximately 301 end-users, pipelines, LDCs and other customers. One customer accounted for approximately 6% of our consolidated revenues from the sale of gas, or 5% of total consolidated revenue, for the year ended December 31, 2000. This customer is a large integrated utility.

     We continue to view access to storage capacity and firm transportation as significant elements of our marketing strategy. We customarily store gas in underground storage facilities to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. As of December 31, 2000, we had contracts in place for approximately 12.1Bcf of storage capacity. The fees associated with these contracts at December 31, 2001 do not exceed $.61 per Mcf and the associated contract periods range from two months to five years. As of December 31, 2000, we also had contracts for approximately 587 MMcf/D of firm transportation. The fees associated with these contracts do not exceed $.50 per Mcf, and the associated contract periods range from three months to eight years. Several of these long-term storage and firm transportation contracts require an annual renewal. In addition, some contracts contain provisions requiring us to pay the fees associated with these contracts whether or not the service is used. We have also entered into 158 MMcf/D of firm transportation precedent agreements for transportation on pipeline expansions which are not completed. These expansions are anticipated to be completed in 2001 and 2002. When the expansions are completed, we will enter into firm transportation agreements.

     We held gas in storage and in imbalances at various facilities of approximately 10.9 Bcf at an average cost of $3.88 per Mcf at December 31, 2000 compared to 13.7 Bcf at an average cost of $2.40 per Mcf at December 31, 1999. At December 31, 2000, we had hedging contracts in place for anticipated sales of approximately 10.7 Bcf of stored gas at a weighted average price of $4.69 per Mcf for the stored inventory. See further discussion in "--Significant Acquisitions, Projects and Dispositions--Katy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Risk Management Activities."

     NGLs. We market NGLs, or ethane, propane, iso-butane, normal butane, natural gasoline and condensate, produced at our plants and purchased from third parties, in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. A majority of our production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States. Through the development of end-use markets and distribution capabilities, we seek to ensure that products from our plants move on a reliable basis, avoiding curtailment of production. For the year ended December 31, 2000, NGL sales averaged 3,085 MGal/D.

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

     We increased sales to third parties by approximately 200 MGal/D for the year ended December 31, 2000 compared to 1999. In general, we do not anticipate that sales to third parties in 2001 will vary significantly from those experienced in 2000. Our NGL marketing plan contemplates: (i) continued growth in sales to end-users without increasing total sales volume; (ii) maximizing profitability on volumes produced at our facilities; and (iii) efficient use of various third-party storage facilities to increase profitability while limiting carrying risk.

     From time to time, we lease NGL storage space at major trading locations in order to store products for resale during periods when prices are favorable and to facilitate the distribution of products. As of December 31, 2000, we had no contracts in place requiring the payment of any base fee. We held NGLs in storage under exchange agreements of 6,229 MGal, consisting primarily of propane and normal butane, at an average cost of $.49 per gallon and 8,600 MGal, at an average cost of $.34 per gallon at December 31, 2000 and 1999, respectively. At December 31, 2000, we had no significant hedging contracts in place for these volumes.

     During the year ended December 31, 2000, we sold NGLs to 138 customers. These customers are end-users, fractionators, chemical companies and other customers. Three customers accounted for approximately 35% of our consolidated revenues from the sale of NGLs, or 6% of total consolidated revenue, for the year ended December 31, 2000.

These customers are all large integrated energy companies. We also derive revenues from contractual marketing fees charged to some producers for NGL marketing services. For the year ended December 31, 2000, these fees were less than 1% of our consolidated revenues.


Environmental

     The construction and operation of our gathering systems, plants and other facilities used for the gathering, processing, treating or transportation of gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at our facilities or at facilities to which we send wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or waste management. We employ four environmental engineers, four safety specialists and three regulatory compliance specialists to monitor environmental and safety compliance at our facilities. Prior to consummating any major acquisition, our environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform environmental assessments of our existing facilities. We believe that we are in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating our facilities. We believe that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on our financial position or results of operations.

     The Texas Natural Resource Conservation Commission, which has authority to regulate, among other things, stationary air emissions sources, has created a committee to make recommendations to the Commission regarding a voluntary emissions reduction plan for the permitting of existing "grand-fathered" air emissions sources within Texas. A "grand-fathered" air emissions source is one that does not need a state operating permit because it was constructed prior to 1971. We operate a number of these sources within Texas, including portions of our Midkiff/Benedum, Gomez and Mitchell Puckett systems. In connection with a modernization program, we are replacing all of our "grand-fathered" compressors in Texas and expect to complete this process in 2001. Other "grand-fathered" sources, if not permitted or modified, may be subject to increasing emissions fees beginning in 2002. We do not believe that such increases will have a material effect on our financial position or results of operations.

     We anticipate that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. We are unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on our financial position or results of operations, but we cannot rule out that possibility.

     We are in the process of voluntarily cleaning up substances at certain facilities that we operate. Our expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to our results of operations and totaled approximately $2.4 million for the year ended December 31, 2000, including approximately $417,000 in air emissions fees to the states in which we operate. Although we anticipate that such environmental expenses per facility will increase over time, we do not believe that such increases will have a material effect on our financial position or results of operations.

Competition

     We compete with other companies in the gathering, processing, treating and marketing businesses both for supplies of natural gas and for customers for our natural gas and NGLs, and for the acquisition of leaseholds. Competition for natural gas supplies is primarily based on the efficiency and reliability of our services, the availability of transportation and the ability to obtain a satisfactory price for natural gas and NGLs. Our competitors for obtaining additional gas supplies, for gathering and processing gas and for marketing gas and NGLs include national and local gas gatherers, brokers, marketers and distributors of various sizes and experience. The majority of these competitors have much larger financial resources than us. For customers that have the capability of using alternative fuels, such as oil and coal, we also compete for their business based on the price and availability of such alternative fuels. Our competitors for obtaining leaseholds include major and large independent oil companies as well as smaller independent oil companies and brokers. Competition for sales customers is primarily based upon reliability and price of deliverable natural gas and NGLs. In recent years, we have experienced narrowing margins related to third-party sales due to the increasing availability of pricing information in the natural gas industry. Suppliers in our gas marketing transactions may request additional security such as letters of credit that are not required of some of our competitors.

Regulation

     Our purchase and sale of natural gas and the fees we receive for gathering and processing have generally not been subject to regulation, however, some aspects of our business are subject to federal, state and local laws and regulations which can have a significant impact upon our overall operations.

     As a processor and marketer of natural gas, we depend on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our own gas supplies as well as those we process and/or market for others. Both the interstate pipelines' performance of transportation and storage services, and the rates charged for such services, are subject to the jurisdiction of the Federal Energy Regulatory Commission, FERC, under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. At times, other system users can pre-empt the availability of interstate transportation and storage services necessary to enable us to make deliveries and/or sales of gas in accordance with FERC-approved methods for allocating the system capacity of open access pipelines. Moreover, the rates the pipelines charge for such services are often subject to negotiation between shippers and the pipelines within certain FERC-established parameters and will periodically vary depending upon individual system usage and other factors. An inability to obtain transportation and/or storage services at competitive rates can hinder our processing and marketing operations and/or adversely affect our sales margins.

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

     The construction of additional gathering and processing facilities and the development of natural gas reserves require permits from several federal, state and local agencies. In the past we have been successful in receiving all permits necessary to conduct our operations. There can be no assurance, however, that permits in the future will be obtainable or issued timely or that the terms of any permits will be compatible with our business plans.

Employees

     At December 31, 2000, we employed approximately 616 full-time employees, none of whom was a union member. We consider relations with employees to be excellent.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note 8 of our Consolidated Financial Statements in
Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of March 1, 2001, there were 32,410,922 shares of Common Stock outstanding held by 235 holders of record. The Common Stock is traded on the New York Stock Exchange under the symbol "WGR". The following table sets forth quarterly high and low sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

                                                             HIGH           LOW
                                                            ------        ------

         2000
         Fourth Quarter.................................  $ 34 3/4     $  21 7/8
         Third Quarter..................................    27 1/4        18 1/8
         Second Quarter.................................    23 1/2        15 1/2
         First Quarter..................................    17 7/8        10 7/8

         1999
         Fourth Quarter.................................  $ 18 3/4     $  10 7/8
         Third Quarter..................................    19 3/4        15 1/8
         Second Quarter.................................    17 7/8         7 1/2
         First Quarter..................................     7 5/8         3 7/8


     We paid annual dividends on our Common Stock aggregating $.20 per share during the years ended December 31, 2000 and 1999. We have declared a dividend of $.05 per share of Common Stock for the quarter ending March 31, 2001 to holders of record as of March 31, 2001. Declarations of dividends on our Common Stock are within the discretion of the Board of Directors. In addition, our ability to pay dividends on our Common Stock is restricted by certain covenants in our financing facilities, the most restrictive of which prohibits declaring or paying dividends that exceed, in the aggregate the sum of $20 million plus 50% of our consolidated net operating income (as defined in the subordinated note indenture) earned after July 1, 1999 (or minus 100% if a net loss) plus the aggregate net cash proceeds received after July 1, 1999 from the sale of any stock. At December 31, 2000, availability under this covenant was approximately $25.7 million.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated historical financial and operating data for Western. Certain prior year amounts have been reclassified to conform to the presentation used in 2000. The data for the three years ended December 31, 2000, 1999 and 1998 should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 1997 and 1996 is derived from our audited historical Consolidated Financial Statements. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                                  2000             1999              1998             1997           1996
                                             -------------     ------------     ------------      ------------    -----------
                                                            (000s, except per share amounts and operating data)
Statement of Operations:
Revenues  .................................  $   3,281,988      $1,910,724      $ 2,117,088       $ 2,380,545     $ 2,088,262
Gross profit (a) ..........................        158,561          37,487           66,568            93,755         105,479
Income (loss) before income taxes .........         91,384         (25,184) (b)    (105,623) (b)        2,220(b)       41,631
Provision (benefit) for income taxes ......         33,562          (9,167)         (38,418)              733          13,690
Income (loss) before extraordinary items ..         57,822         (16,017) (b)     (67,205) (b)        1,487(b)       27,941
Extraordinary charge for early extinguish-
    ment of debt ..........................         (1,714) (c)     (1,107) (c)           -                 -               -
Net income (loss) .........................         56,108         (17,124) (b)     (67,205) (b)        1,487(b)       27,941
Earnings (loss) per share of
   common stock ...........................           1.42            (.86)           (2.42)             (.28)            .66
Earnings (loss) per share of
   common stock - assuming dilution .......           1.39            (.86)           (2.42)             (.28)            .66

Other financial data:
Net cash provided by operating
   activities .............................        116,262          95,184          (35,570)          114,755         168,266
EBITDA, as adjusted(d) ....................        173,357          92,413           79,291           118,404         137,233
Capital expenditures ......................        108,536          81,489          105,216           198,901          74,555

Balance Sheet Data
   (at year end):
Total assets ..............................      1,431,422       1,049,486        1,219,377         1,348,276       1,361,631
Long-term debt ............................        358,700         378,250          504,881           441,357         379,500
Stockholders' equity ......................        391,534         349,743          385,216           468,112         480,467
Dividends on preferred stock ..............         10,416          10,439           10,439            10,439          10,439
Dividends on common stock .................          6,448           6,426            6,430             6,427           5,472

Operating Data:
Average gas sales (MMcf/D) ................          1,835           1,900            2,200             1,975           1,794
Average NGL sales (MGal/D) ................          3,085           2,885            4,730             4,585           3,744
Average gas volumes
   gathered (MMcf/D) ......................          1,521           1,214            1,162             1,229           1,171
Facility capacity (MMcf/D) ................          2,374           2,485            2,237             2,302           1,940
Average gas prices ($/Mcf) ................  $        3.90      $     2.17      $      2.01       $      2.30     $      2.19
Average NGL prices ($/Gal) ................  $         .52      $      .33      $       .26       $       .36     $       .41

(a) Excludes selling and administrative, interest, restructuring and income tax expenses, expenses for the impairment of property and equipment and any extraordinary items. See further discussion in notes (b), (c) and
       (d).
(b) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," or SFAS No. 121, requires that an impairment loss be recognized when the carrying amount of an asset exceeds its fair market value or the expected future undiscounted net cash flows. In accordance with SFAS No. 121, we recognized a pre-tax, non-cash loss on the impairment of property and equipment of $1.2 million, or $0.7 million after-tax, $108.5 million, or $69.0 million after-tax, and $34.6 million or $22.0 million after-tax for the years ended December 31, 1999, 1998 and 1997, respectively.
(c) We recognized an after-tax extraordinary charge on the early extinguishment of long-term debt in 2000 and in 1999 of $1.7 million and $1.1 million, respectively.
(d) Reflects income before interest expense, income taxes, depreciation, depletion and amortization, $1.2 million, $108.5 million and $34.6 million of non-cash impairment losses related to certain oil and gas assets and plant facilities in each of 1999, 1998 and 1997, respectively, in connection with SFAS No. 121, (gains) or losses on sales of assets of $(9.4) million, $29.8 million, $16.5 million, $4.7 million and $2.0 million in each of 2000, 1999, 1998, 1997 and 1996, respectively and $1.7 million and $1.1 million of after-tax charges on the early extinguishment of long-term debt in each of 2000 and 1999, respectively. This data does not purport to reflect any measure of operations or cash flow. EBITDA is not a measure determined pursuant to generally accepted accounting principles, or GAAP, nor is it an alternative to GAAP income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three years ended December 31, 2000, 1999 and 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 2000. Reference should also be made to our Consolidated Financial Statements and related Notes thereto and the Selected Financial Data included elsewhere in this Form 10-K.

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999 (000s, except per share amounts and operating data)

                                                                                    Year Ended
                                                                                    December 31,
                                                                           ----------------------------    Percent
                                                                                2000          1999         Change
                                                                           ------------   -------------    ------
Financial results:
Revenues...............................................................    $  3,281,988   $   1,910,724      72
Gross profit...........................................................         158,561          37,487     298
Net income (loss)......................................................          56,108         (17,124)      -
Income (loss) per share of common stock ...............................            1.42            (.86)      -
Income (loss) per share of common stock - assuming dilution............            1.39            (.86)      -
Net cash provided by operating activities..............................    $    116,262   $      95,184      22

Operating data:
Average gas sales (MMcf/D).............................................           1,835           1,900      (3)
Average NGL sales (MGal/D).............................................           3,085           2,885       7
Average gas prices ($/Mcf).............................................    $       3.90   $        2.17      80
Average NGL prices ($/Gal).............................................    $        .52   $         .33      58

     Net income increased $73.2 million for the year ended December 31, 2000 compared to 1999. The increase in net income was primarily attributable to significantly higher gas and NGL prices in 2000 compared to the prior year, increased production from the Powder River coal bed methane development, improved marketing margins, an after-tax gain of $3.3 million recognized on the sale of the stock of our wholly-owned subsidiary, Western Gas Resources-California, in the first quarter of 2000 and an after-tax gain of $2.4 million recognized on the sale of the Arkoma gathering system in the third quarter of 2000. These increases were partially offset by after-tax losses on hedging activities on our equity gas and NGLs of $24.6 million and an after-tax extraordinary charge of $1.7 million for the early extinguishment of long-term debt also in the third quarter of 2000. The results for the year ended December 31, 1999 were negatively impacted by a combined after-tax loss of $21.6 million from the sale of the Giddings, Katy, MiVida and Black Lake facilities and related severance charges, settlement of ongoing litigation and an after-tax extraordinary charge of $1.1 million for the early extinguishment of long-term debt.

     Revenues from the sale of gas increased $1,123.3 million to $2,624.4 million for the year ended December 31, 2000 compared to 1999. This increase was due to an improvement in product prices in 2000 which more than offset a reduction in sales volume. Average gas prices realized by us increased $1.73 per Mcf to $3.90 per Mcf for the year ended December 31, 2000 compared to 1999. Average gas sales volumes decreased 65 MMcf per day to 1,835 MMcf per day for the year ended December 31, 2000 compared to 1999. This decrease was due to a reduction in the sale of gas purchased from third parties resulting from the sale in 1999 of our Katy gas storage facility which more than offset an increase in volumes available from our coal bed methane production.

     Revenues from the sale of NGLs increased approximately $244.1 million for the year ended December 31, 2000 compared to 1999. This increase is due to an improvement in product prices and an increase in sales volume. Average NGL prices realized by us increased $.19 per gallon to $.52 per gallon for the year ended December 31, 2000 compared to 1999. Average NGL sales volumes increased 200 MGal per day to 3,085 MGal per day for the year ended December 31, 2000 compared to 1999. This increase in NGL volume is due to an increase in the sale of NGLs purchased from third parties.

     Product purchases increased by $1,269.7 million for the year ended December 31, 2000 compared to 1999 primarily due to an increase in commodity prices and an increase in NGLs purchased from third parties. Overall, combined product purchases as a percentage of sales of all products remained constant at 93% for the year ended December 31, 2000 and in 1999.

     Marketing margins on residue gas averaged $.017 per Mcf in 2000. This represents a significant increase as compared to the margin realized during 1999 of $.011 per Mcf. The margins realized in 2000 are reflective of the current volatile market conditions and our ability to benefit from these conditions through our transportation arrangements. Marketing margins on NGLs averaged $.007 per gallon for the year ended December 31, 2000 compared to approximately $.004 per gallon in 1999. There is no assurance, however, that these market conditions for our gas and NGL products and related margins will continue in the future or that we will be in a similar position to benefit from them. In addition, during 2000, we reserved a total of $1.6 million for doubtful accounts. This reserve is not included in the calculation of the marketing margins and is reported in Selling and administrative expenses.

     Oil and gas exploration and production expenses increased $10.3 million for the year ended December 31, 2000 compared to 1999. These increases are due to increased production taxes and lease operating expenses resulting from our increased drilling and production activities in the Powder River coal bed methane development.

     Selling and administrative expenses increased $5.4 million for the year ended December 31, 2000 compared to 1999. These increases are due to higher insurance costs, increased compensation and severance costs, increased accruals for doubtful accounts and compensation recorded for re-priced stock options.

     Depreciation, depletion and amortization increased by $6.9 million for the year ended December 31, 2000 compared to 1999 primarily as a result of our increasing operations in the Powder River basin coal bed methane development and our acquisition of the remaining 50% of the Westana Gathering Company in the first quarter of 2000. These increases more than offset reductions in depreciation from the sales of our Giddings, Katy, MiVida and Black Lake facilities in 1999.

     In 2000, we realized a net pre-tax gain of $9.4 million on the sale of our California subsidiary and our Arkoma gathering system. In 1999, we realized a net pre-tax loss of $29.8 million on the sales of our Giddings, Katy, MiVida and Black Lake facilities.

     Extraordinary charge for early extinguishment of debt increased by a net after-tax charge of $600,000 for the year ended December 31, 2000 compared to 1999. In 2000, we prepaid $27.0 million of outstanding indebtedness to insurance companies, originally due to be paid in November 2005, with funds available under our Revolving Credit Facility. In connection with this prepayment, we incurred approximately $2.8 million for pre-tax yield maintenance and other charges. This compares to the prepayment in 1999 of $84.0 million of indebtedness to various insurance companies. In connection with the 1999 prepayments, we incurred approximately $1.8 million for pre-tax yield maintenance and other charges.

Year ended December 31, 1999 compared to year ended December 31, 1998 (000s, except per share amounts and operating data)

                                                                                    Year Ended
                                                                                   December 31,
                                                                           ----------------------------   Percent
                                                                                 1999          1998       Change
                                                                           --------------  ------------   ------
Financial results:
Revenues...............................................................    $  1,910,724     $ 2,117,088      (10)
Gross profit...........................................................          37,487          66,568      (44)
Net loss...............................................................         (17,124)        (67,205)      75
Loss per share of common stock ........................................            (.86)          (2.42)      64
Loss per share of common stock - assuming dilution.....................            (.86)          (2.42)      64
Net cash provided by (used in) operating activities....................    $     95,184     $   (35,570)       -

Operating data:
Average gas sales (MMcf/D).............................................           1,900           2,200      (14)
Average NGL sales (MGal/D).............................................           2,885           4,730      (39)
Average gas prices ($/Mcf).............................................    $       2.17     $      2.01        8
Average NGL prices ($/Gal).............................................    $        .33     $       .26       27

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

    Revenues from the sale of gas decreased approximately $110.5 million for the year ended December 31, 1999 compared to 1998. Average gas sales volumes decreased 300 MMcf per day to 1,900 MMcf per day for the year ended December 31, 1999 compared to 1998, primarily due to an decrease in third-party sales activity. The decrease in volumes sold was partially offset by an increase in average gas prices. Our average gas price increased $.16 per Mcf to $2.17 per Mcf for the year ended December 31, 1999 compared to 1998. Included in this gas price is approximately $4.1 million of loss recognized in the year ended December 31, 1999 related to futures positions on equity volumes.

    Revenues from the sale of NGLs decreased approximately $102.9 million for the year ended December 31, 1999 compared to 1998. Average NGL sales volumes decreased 1,845 MGal per day to 2,885 MGal per day for the year ended December 31, 1999 compared to 1998, due to a decrease in third-party sales activity of 1,325 MGal per day and a decrease in plant sales volumes of 520 MGal per day. Plant NGL sales volumes were largely affected by increased volumes taken in kind and curtailed drilling activity due to low oil prices by a producer behind Midkiff, and the sale of our Edgewood and Giddings facilities. Volumes taken in kind affect sales volumes and revenues but do not materially affect income. The decrease in sales volumes was partially offset by an increase in average NGL prices. Our average NGL price increased $.07 per gallon to $.33 per gallon for the year ended December 31, 1999 compared to 1998. Included in this NGL price was approximately $6.6 million of loss recognized in the year ended December 31, 1999 related to futures positions on equity volumes.

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

    Interest expense decreased $500,000 for the year ended December 31, 1999 compared to 1998. The decrease is the result of an overall reduction in long-term debt of $126.6 million with the proceeds from our asset sales in 1999. The resulting decrease in interest expense was partially offset by higher interest rates on our Senior Debt facilities and on the Senior Subordinated Debt. In connection with the repayments on the Senior Debt, we incurred approximately $1.8 million of pre-tax yield maintenance and other charges. These charges are reflected as an extraordinary charge from early extinguishment of long-term debt in 1999.

Business Strategy

    In 1998 and 1999, as oil and gas prices were approaching historical lows, our activities were focused on consolidating our businesses in our core operating regions and reducing our outstanding debt. Improved product prices throughout 2000 and continuing into 2001 along with our improved financial position will allow us to emphasize the growth aspects of our business strategy. Our long-term business plan is to increase our profitability by: (i) optimizing the efficiency and utilization of our existing operations; (ii) developing natural gas reserves and increasing production volumes on our existing acreage positions;

and (iii) investing in projects or acquiring assets that complement and extend our core natural gas gathering, processing, production and marketing businesses.

    With our improved financial position, in 2001, we will actively evaluate acquisitions of either assets or companies. These acquisitions can be related to gathering and processing or production with emphasis on properties located in the Rocky Mountains or Canada. Capital expenditures budgeted for existing operations in 2001 are estimated to be approximately $136.4 million. This includes approximately $71.8 million related to gathering, processing and pipeline assets and approximately $53.4 million for the acquisition of undeveloped acreage and development of gas reserves in the Powder River basin. This budget will be increased to provide for acquisitions if approved by our board of directors.

    We constantly seek to improve the profitability of our existing operations by increasing natural gas throughput levels through new well connections and expansion of our gathering systems, increasing our efficiency through the modernization of equipment and consolidation of existing gathering and processing facilities, evaluating the economic performance of each of our operating facilities to ensure that a targeted rate of return is achieved and controlling operating and overhead expenses.

    We continually seek to increase reserves dedicated to our facilities. Our operations are located in some of the most actively drilled oil and gas producing basins in the United States. We enter into agreements under which we gather and process natural gas produced on acreage dedicated to us by third parties. We contract for production from new wells and newly dedicated acreage in order to replace declines in existing reserves or increase reserves that are dedicated for gathering and processing at our facilities. At December 31, 2000, our estimated dedicated reserves totaled 2.7 Tcf. In 2000, including the reserves developed by us and associated with our partnerships and excluding the reserves and production associated with the facilities sold during this period, we connected new reserves to our facilities to replace approximately 222% of throughput. In order to obtain additional dedicated acreage and to secure contracts on favorable terms, we may participate to a limited extent with third-party producers in exploration and production activities that supply our facilities. For the same reason, we may also offer to sell ownership interests in our facilities to selected producers.

    We selectively participate in exploration and production activities largely to secure additional gas supply for our facilities. Beginning in 1997, we substantially increased our investment in the acquisition of undeveloped acreage and development of the Powder River coal bed methane. We have acquired drilling rights on approximately 530,000 net acres in the basin. At December 31, 2000 we have proved developed and undeveloped reserves of approximately 350 Bcf on a portion of this acreage. We also have participated in the development of properties in southwest Wyoming and Colorado. These properties have an additional 58Bcf of proved developed and undeveloped reserves. This represents an increase of approximately 50% in our proved reserves from December 31, 1999. We also estimate a net total of 1.9 Tcf of probable or possible reserves on an unrisked basis associated with undeveloped acreage in these areas. There can be no assurance, however, as to the ultimate recovery of these probable or possible reserves. We will also consider investing in other exploration and production prospects that we consider to be low risk and complementary to our other business segments.

    We will continue to invest in projects that complement and extend our core natural gas gathering, processing, production and marketing businesses including the consideration of expansion into additional geographic areas in the continental United States and Canada.

    In the third quarter of 2000, our board of directors retained an executive search firm to identify and evaluate both internal and external candidates to replace our current Chief Executive Officer and President, Lanny Outlaw who has informed the board of his intention to retire May 31, 2001 in accordance with his contract. Mr. Outlaw will continue to serve on the board of directors.

Liquidity and Capital Resources

    Our sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available under our financing facilities and proceeds from offerings of debt and equity securities. In the past, these sources have been sufficient to meet our needs and finance the growth of our business. We can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisition projects, and we may be required to seek alternative financing sources. In 1999, we completed the sales of our Giddings, Katy and MiVida facilities. In December 1999, we contracted for the sale of the Black Lake facility and related reserves. This sale closed in January 2000. In 2000, we sold the stock of our subsidiary, Western Gas Resources-California, Inc. and our Arkoma gathering system for a combined pre-tax gain of approximately $9.3 million. We contracted for the sale of the stock in our wholly-owned subsidiary Pinnacle Gas Treating, Inc. in December 2000 for gross proceeds of approximately $38.0 million. This sale closed in January 2001. We used the proceeds from these sales of approximately $230.9 million to reduce debt. Primarily as a result of these sales, we have reduced our total outstanding debt from $504.9 million at December 31, 1998 to $320.0 million at January 31, 2001. Product prices, sales of inventory, the volumes of natural gas processed by our facilities, the volumes of natural gas produced from our reserves, the margin on third-party product purchased for resale, as well as the timely collection of our receivables will affect net cash provided by operating activities in the future. Our future growth will be dependent upon obtaining additions to dedicated plant reserves, increasing our production, completing acquisitions, developing new projects, operating our facilities efficiently and obtaining financing at favorable terms.

    We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities and the sale of non-strategic assets, will provide us with sufficient funds to connect new reserves, maintain our existing facilities, complete our current capital expenditure program and make any scheduled debt principal payments. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure additional capital is in some cases restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for 2001 and 2002.

    While several of our plants have experienced declines in dedicated reserves, overall we have been successful in connecting additional reserves to more than offset the natural declines. Higher gas prices, greater demand for natural gas, improved technology, e.g., 3-D seismic, well fracturing and horizontal drilling, and increased pipeline capacity from the Rocky Mountain region have stimulated drilling in many of our operating areas. The overall level of drilling will depend upon, among other factors, the prices for oil and gas, the drilling budgets of third-party producers, the energy and environmental policy and regulation by governmental agencies and the availability of foreign oil and gas, none of which is within our control. There is no assurance that we will continue to be successful in replacing the dedicated reserves processed at our facilities.

    We have effective shelf registration statements filed with the Securities and Exchange Commission for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which those securities are convertible, and $62 million of debt securities, preferred stock or common stock.

    Our sources and uses of funds for the year ended December 31, 2000 are summarized as follows (dollars in thousands):

Sources of funds:
        Borrowings under Revolving Credit Facility..............................        $   1,399,736
        Proceeds from the dispositions of property and equipment................               26,484
        Net cash provided by operating activities...............................              116,262
        Proceeds from exercise of common stock options..........................                2,680
        Other...................................................................                   13
                                                                                        -------------
            Total sources of funds..............................................        $   1,545,175
                                                                                        =============

Uses of funds:
        Payments related to long-term debt (including debt issue costs).........        $  (1,392,907)
        Capital expenditures....................................................             (108,536)
        Dividends paid..........................................................              (16,877)
        Re-purchase of $2.28 Cumulative Perpetual Preferred Stock...............                 (990)
        Early extinguishment of 1995 Senior debt................................              (27,000)
                                                                                        -------------
            Total uses of funds.................................................        $  (1,546,310)
                                                                                        =============

    Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
10.9 Bcf at an average cost of $3.88 per Mcf at December 31, 2000 compared to
13.7 Bcf at an average cost of $2.40 per Mcf at December 31, 1999 under storage contracts at various third-party facilities. At December 31, 2000, we had hedging contracts in place for anticipated sales of approximately 10.7 Bcf of stored gas at a weighted average price of $4.69 per Mcf for the stored inventory. See "Item 1 and 2 - Business and Properties - Significant Acquisitions, Projects and Dispositions - Katy."

    We held NGLs in storage under exchange agreements of 6,229 MGal, consisting primarily of propane and normal butane, at an average cost of $.49 per gallon and 8,600 MGal, consisting primarily of propane and normal butane, at an average cost of $.34 per gallon at December 31, 2000 and 1999, respectively. At December 31, 2000, we had no significant hedging contracts in place for these volumes.

    Preferred Stock Repurchase Program

    In the fourth quarter of 2000, we purchased in open market transactions a total of 39,190 shares of our $2.28 cumulative preferred stock for a total cost, including broker commissions, of approximately $1.0 million, or an average of $25.52 per share of preferred stock. These shares will be retired. Our board of directors has authorized the re-purchase from time to time of up to an additional $1.0 million of preferred stock in open market transactions.

    Capital Investment Program

    Primarily as a result of additional drilling behind our systems and in the Powder River basin, we increased our capital budget for the year ending December 31, 2000 by approximately $15.8 million from our 2000 original budget. Capital expenditures related to existing operations totaled approximately $108.5 million during 2000, consisting of the following: (i) approximately $55.1 million related to gathering, processing and pipeline assets, of which $5.4 million was for maintaining existing facilities and $9.3 million for acquisition of the remaining 50% interest in the Westana Gathering Company; (ii) approximately $51.6 million related to exploration and production activities; and (iii) approximately $1.8 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represented 55% and 7%, respectively, of our total capital expenditures in 2000.

    We expect capital expenditures related to existing operations to be approximately $136.4 million during 2001, consisting of the following: (i) approximately $71.8 million related to gathering, processing and pipeline assets, of which $8.5 million is for maintaining existing facilities; (ii) approximately $56.9 million related to exploration and production activities; and (iii) approximately $7.7 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represent 49% and 10%, respectively, of the total 2001 budget. This budget will be increased to provide for acquisitions if approved by our board of directors.

    Financing Facilities

    Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a four-year $167 million Revolving Credit Facility, or Tranche B. At December 31, 2000, $53.7 million in total was outstanding on this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At December 31, 2000, the interest rate payable on the facility was 8.2%. We are required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.80 to 1.0 through September 30, 2001 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed by and secured via a pledge of the stock of our significant subsidiaries. We generally utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

    Master Shelf Agreement. In December 1991, we entered into a Master Shelf Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at December 31, 2000 are as indicated in the following table (dollars in thousands):

                                        Interest        Final
     Issue Date             Amount      Rate            Maturity                      Principal Payments Due
---------------------      ---------  ---------   --------------------     ------------------------------------------------
  October 27, 1992         $  25,000    7.99%     October 27, 2003         $8,333 on each of October 27, 2001 through 2003
  December 27, 1993           25,000    7.23%     December 27, 2003        single payment at maturity
  October 27, 1994            25,000    9.05%     October 27, 2001         single payment at maturity
  October 27, 1994            25,000    9.24%     October 27, 2004         single payment at maturity
  July 28, 1995               50,000    7.61%     July 28, 2007            $10,000 on each of July 28, 2003 through 2007
                           ---------
                           $ 150,000
                           =========

    In 1999, we amended our agreement with Prudential to reflect the following provisions. We are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of not more than 40% through March 2002 and not more than 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.50 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 4.00 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $64.1 million was available at December 31, 2000. We are currently paying an annual fee of 0.50% on the amounts outstanding on the Master Shelf Agreement. This fee will continue until we receive an implied investment grade rating on our senior secured debt. Borrowings under the Master Shelf Agreement are guaranteed by and secured via a pledge of the stock of our significant subsidiaries.

    1995 Senior Notes. In 1995, we sold $42.0 million of Senior Notes, the 1995 Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, we prepaid $15.0 million of the principal amount outstanding on the 1995 Senior Notes at par. The remaining principal amount outstanding of $27.0 million was prepaid in September 2000 with funds available under the Revolving Credit Facility. In connection with the prepayment in 2000, we paid a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000. The combined costs of approximately $2.8 million, net of a tax benefit of $997,000, are reflected as an extraordinary charge on early extinguishment of debt in the year ended December 31, 2000.

    Senior Subordinated Notes. In 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement with a final maturity of 2009 due in a single payment which were subsequently exchanged for registered publicly tradable notes under the same terms and conditions. The Subordinated Notes bear interest at 10% and were priced at 99.225% to yield 10.125%. These notes contain maintenance covenants which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by some of our subsidiaries. We incurred approximately $5.0 million in offering commissions and expenses which have been capitalized and will be amortized over the term of the notes.

    Covenant Compliance. We were in compliance with all covenants in our debt agreements at December 31, 2000. Taking into account all the covenants contained in these agreements, we had approximately $156 million of available borrowing capacity at December 31, 2000.

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

    For 2001, we have entered into hedging positions for approximately 47,000 MMbtu per day of our equity gas volumes at an average of $4.30 per MMbtu. We have hedged an additional 10,000 MMbtu per day of equity gas in the first quarter of 2001 with a collar providing for a minimum price of $2.75 per MMbtu and a maximum price of $3.50 per MMbtu. These positions represent approximately 48 percent of our projected equity gas volumes in 2001. Additionally, we have placed floors on approximately 10,000 barrels per day of our equity production of crude, condensate and NGLs at a net equivalent minimum oil price of $24.00 per barrel. This represents approximately 63 percent of our forecasted 2001 NGL production. All prices are NYMEX-equivalents.

    For 2002, we have hedged approximately 40,000 MMbtus per day, or 27 percent of our projected equity gas production, with collar structures providing for an average minimum price of $3.63 per MMbtu and an average maximum price of $6.11 per MMbtu. These prices are NYMEX-equivalents. We have not hedged any equity NGL volumes in 2002.

    At December 31, 2000 we had $695,000 of gains unrecognized in inventory that will be recognized primarily during the first quarter of 2001 which may be partially offset by losses from our related forward fixed price hedges and physical sales. At December 31, 2000 we had unrecognized net losses of $804,000 related to financial instruments that are expected to be offset by corresponding unrecognized net gains from our obligations to sell physical quantities of gas and NGLs.

    We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from such speculative activities for the years ended December 31, 2000 and 1999 were not material.

    Natural Gas Derivative Market Risk. As of December 31, 2000, we held a notional quantity of approximately 291 Bcf of natural gas futures, swaps and options extending from January 2001 to December 2002 with a weighted average duration of approximately 4.4 months. This was comprised of approximately 116 Bcf of long positions and 175 Bcf of short positions in these instruments. As of December 31, 1999, we held a notional quantity of approximately 202 Bcf of natural gas futures, swaps and options extending from January 2000 to January 2001 with a weighted average duration of approximately three months. This was comprised of approximately 87 Bcf of long positions and 115 Bcf of short positions in these instruments.

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

    As of December 31, 2000, the calculated VaR of our entire natural gas portfolio of futures, swaps and options was approximately $4.4 million. This figure includes the risk related to our entire portfolio of natural gas financial instruments and does not include the related underlying hedged physical transactions.

    All financial instruments for which there are no offsetting physical transactions are treated as either the hedge of an anticipated transaction or a speculative trade. As of December 31, 2000, the VaR of these type of transactions for natural gas was approximately $173,000.

    Crude Oil and NGL Derivative Market Risk. As of December 31, 2000, we held a notional quantity of approximately 156,240 MGal of NGL futures, swaps and options extending from January 2001 to December 2002 with a weighted average duration of approximately 6.5 months. This was comprised of approximately 156,240 MGal of long positions in these instruments. As of December 31, 1999, we held a notional quantity of approximately 123,500 MGal of NGL futures, swaps and options extending from January 2000 to December 2000 with a weighted average duration of approximately seven months. This was comprised of approximately 110,000 MGal of long positions and 12,000 MGal of short positions in these instruments.

    As of December 31, 2000, we had purchased puts for 125,000 barrels per month of NYMEX monthly average settlement of $23.96 per barrel to hedge a portion of the Company's equity production of natural gasoline, condensates, butanes and crude oil. We do not hold any crude oil futures, swaps or options for settlement beyond 2001.

    As of December 31, 2000, we had purchased puts for 125,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.434 per gallon to hedge a portion of our equity production of propane for 2001.

    As of December 31, 2000, we had purchased puts for 60,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.3175 per gallon of purity ethane to hedge a portion of our equity production of ethane for 2001.

    As of December 31, 2000, we did not hold any NGL futures, swaps or options for settlement beyond 2001. As of December 31, 2000, the estimated fair value of the aforementioned crude oil and NGL options held by us was approximately $4.4 million.

    Foreign Currency Derivative Market Risk. As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of December 31, 2000, the net notional value of such contracts was approximately $17.9 million in Canadian dollars, which approximates its fair market value. As of December 31, 1999, the net notional value of such contracts was approximately $7.5 million in Canadian dollars, which approximated its fair market value.

    Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we will be required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Upon adoption of SFAS No. 133 on January 1, 2001, the impact from our hedging activities was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $25.7 million, an increase to Current assets of $671,000, an increase to Current liabilities of $40.4 million, an increase in Other long-term liabilities of $849,000 and an increase in Deferred income taxes payable of $14.8 million. We adopted mark to market accounting in the first quarter of 2001 for the remainder of our marketing activities which for various reasons are not designated or qualified as hedges under SFAS 133. Upon adoption of mark to market accounting for our marketing activities on January 1, 2001, the impact was a net increase to pre-tax income through an unrealized gain of $5.1 million, an increase to Current assets of $52.0 million, an increase to Current liabilities of $46.6 million and an increase to Other long-term liabilities of $343,000.

Environmental

    The construction and operation of our gathering systems, plants and other facilities used for the gathering, transporting, processing, treating or storing of gas and NGLs are subject to federal, state and local environmental laws and regulations, including those that can impose obligations to clean up hazardous substances at our facilities or at facilities to which we send wastes for disposal. In most instances, the applicable regulatory requirements relate to water and air pollution control or waste management. We employ four environmental engineers, four safety specialists and three regulatory compliance specialists to monitor environmental and safety compliance at our facilities. Prior to consummating any major acquisition, our environmental engineers perform audits on the facilities to be acquired. In addition, on an ongoing basis, the environmental engineers perform environmental assessments of our existing facilities. We believe that we are in substantial compliance with applicable material environmental laws and regulations. Environmental regulation can increase the cost of planning, designing, constructing and operating our facilities. We believe that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on our financial position or results of operations.

    The Texas Natural Resource Conservation Commission which has authority to regulate, among other things, stationary air emissions sources, has created a committee to make recommendations to the Commission regarding a voluntary emissions reduction plan for the permitting of existing "grand-fathered" air emissions sources within Texas. A "grand-fathered" air emissions source is one that does not need a state operating permit because it was constructed prior to 1971. We operate a number of these sources within Texas, including portions of our Midkiff/Benedum, Gomez and Mitchell Puckett systems. In connection with a modernization program, we are replacing all of our "grand-fathered" compressors in Texas and expect to complete this process in 2001. Other "grand-fathered" sources, if not permitted or modified, may be subject to increasing emissions fees beginning in 2002. We do not believe that such increases will have a material effect on our financial position or results of operations.

    We anticipate that it is reasonably likely that the trend in environmental legislation and regulation will continue to be towards stricter standards. We are unaware of future environmental standards that are reasonably likely to be adopted that will have a material effect on our financial position or results of operations, but we cannot rule out that possibility.

    We are in the process of voluntarily cleaning up substances at certain facilities that we operate. Our expenditures for environmental evaluation and remediation at existing facilities have not been significant in relation to our results of operations and totaled approximately $2.4 million for the year ended December 31, 2000, including approximately $417,000 in air emissions fees to the states in which we operate. Although we anticipate that such environmental expenses per facility will increase over time, we do not believe that such increases will have a material effect on our financial position or results of operations.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Index to Consolidated Financial Statements

Western Gas Resources, Inc.'s Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000:

                                                                                                          Page
                                                                                                          ----
Report of Management.....................................................................................   30
Report of Independent Accountants........................................................................   31
Consolidated Balance Sheet...............................................................................   32
Consolidated Statement of Cash Flows.....................................................................   33
Consolidated Statement of Operations.....................................................................   34
Consolidated Statement of Changes in Stockholders' Equity................................................   35
Notes to Consolidated Financial Statements...............................................................   36

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


/S/ L. F. Outlaw
-------------------------------------------------
L. F. Outlaw
Chief Executive Officer and President


/S/ William J. Krysiak
-------------------------------------------------
William J. Krysiak
Vice President - Finance (Principal Financial and
Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

PricewaterhouseCoopers LLP

Denver, Colorado
February 23, 2001

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (000s, except share data)

                                                                                                      December 31,
                                                                                            ------------------------------
       ASSETS                                                                                   2000              1999
       ------                                                                               ------------      ------------
Current assets:
    Cash and cash equivalents.........................................................      $     12,927      $     14,062
    Trade accounts receivable, net....................................................           546,791           196,739
    Product inventory.................................................................            44,822            35,228
    Parts inventory...................................................................             3,489            10,318
    Assets held for sale..............................................................            25,001             7,237
    Other ............................................................................             2,654             9,571
                                                                                            ------------      ------------
       Total current assets...........................................................           635,684           273,155
                                                                                            ------------      ------------
Property and equipment:
    Gas gathering, processing, storage and transportation.............................           856,982           808,274
    Oil and gas properties and equipment (successful efforts method)..................           139,084           104,137
    Construction in progress..........................................................            58,319            39,987
                                                                                            ------------      ------------
                                                                                               1,054,385           952,398
  Less:  Accumulated depreciation, depletion and amortization.........................          (306,651)         (260,081)
                                                                                            -------------     -------------
       Total property and equipment, net..............................................           747,734           692,317
                                                                                            ------------      ------------
Other assets:
    Gas purchase contracts (net of accumulated amortization of $33,357 and
       $31,273, respectively).........................................................            34,798            36,883
    Other ............................................................................            13,206            47,131
                                                                                            ------------      ------------
    Total other assets................................................................            48,004            84,014
                                                                                            ------------      ------------
Total assets..........................................................................      $  1,431,422      $  1,049,486
                                                                                            ============      ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:

    Accounts payable..................................................................      $    581,563      $    240,235
    Accrued expenses..................................................................            25,094            41,075
    Dividends payable.................................................................             4,205             4,218
                                                                                            ------------      ------------
       Total current liabilities......................................................           610,862           285,528
Long-term debt........................................................................           358,700           378,250
Other long-term liabilities...........................................................             2,646                 -
Deferred income taxes payable, net....................................................            67,680            35,965
                                                                                            ------------      ------------
Total liabilities.....................................................................         1,039,888           699,743
                                                                                            ------------      ------------
Commitments and contingent liabilities (Note 8).......................................                 -                 -
Stockholders' equity:
    Preferred Stock; 10,000,000 shares authorized:

       $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
           ($35,000,000 aggregate liquidation preference).............................               140               140
       $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000
          issued ($138,000,000 aggregate liquidation preference)......................               276               276
    Common stock, par value $.10; 100,000,000 shares authorized; 32,361,131 and
       32,186,747 shares issued, respectively ........................................             3,265             3,220
    Treasury stock, at cost; 25,016 common shares and 39,190 $2.28 cumulative
       preferred shares in treasury...................................................            (1,778)             (788)
    Additional paid-in capital........................................................           400,157           397,522
    Retained deficit..................................................................           (11,820)          (51,064)
    Accumulated other comprehensive income............................................             2,178             1,321
    Notes receivable from key employees secured by common stock.......................              (884)             (884)
                                                                                            ------------      ------------
       Total stockholders' equity.....................................................           391,534           349,743
                                                                                            ------------      ------------
Total liabilities and stockholders' equity............................................      $  1,431,422      $  1,049,486
                                                                                            ============      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (000s)

                                                                                           Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                      2000           1999          1998
                                                                                  -----------    -----------    ----------
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)............................................................     $    56,108    $   (17,124)   $  (67,205)
Add income items that do not affect cash:
    Depreciation, depletion and amortization.................................          57,919         50,981        59,346
    Deferred income taxes....................................................          32,712        (11,428)      (32,722)
    Distributions in excess of (less than) equity income, net................          (1,137)          (987)          963
    (Gain) Loss on the sale of property and equipment........................          (9,406)        29,802       (16,478)
    Impairment of property and equipment.....................................               -          1,158       108,447
    Compensation expense from re-priced stock options........................           1,879              -             -
    Other non-cash items, net................................................           1,804          1,080         2,595
                                                                                  -----------    -----------    ----------
                                                                                      139,879         51,322        54,946
                                                                                  -----------    -----------    ----------
Adjustments to working capital to arrive at net cash provided by operating activities:
    (Increase) decrease in trade accounts receivable.........................        (350,895)        36,567        25,317
    (Increase) decrease in product inventory ................................          (9,594)        10,963       (29,810)
    Decrease (increase) in parts inventory ..................................           1,612           (165)         (748)
    Decrease (increase) in other current assets..............................           3,821         (6,620)         (587)
    Decrease in other assets and liabilities, net............................             424            350           257
    Increase (decrease) in accounts payable..................................         348,892         (4,960)      (81,381)
    (Decrease) increase in accrued expenses..................................         (17,877)         7,727        (3,564)
                                                                                  -----------    -----------    ----------

       Total adjustments.....................................................         (23,617)        43,862       (90,516)
                                                                                  -----------    -----------    ----------
Net cash provided by (used in) operating activities..........................         116,262         95,184       (35,570)
                                                                                  -----------    -----------    ----------

Cash flows from investing activities:
    Purchases of property and equipment, including acquisitions..............        (108,536)       (80,089)     (104,171)
    Proceeds from the disposition of property and equipment..................          26,484        148,685        75,286
    Contributions to equity investees........................................               -         (1,400)       (1,045)
    Distributions from equity investees......................................              13             88         3,489
                                                                                  -----------    -----------    ----------
Net cash provided by (used in) investing activities..........................         (82,039)        67,284       (26,441)
                                                                                  -----------    -----------    ----------
Cash flows from financing activities:
    Net proceeds from exercise of common stock options.......................           2,680            158            23
    Payments for the re-purchase of preferred stock..........................            (990)             -             -
    Proceeds from issuance of long-term debt.................................               -        155,000             -
    Payments on long-term debt...............................................         (27,000)       (92,380)      (15,476)
    Borrowings under revolving credit facility...............................       1,399,736      2,115,250     3,230,400
    Payments on revolving credit facility....................................      (1,392,286)    (2,304,500)   (3,151,400)
    Debt issue costs paid....................................................            (621)        (9,469)          (44)
    Dividends paid ..........................................................         (16,877)       (16,865)      (16,869)
                                                                                  -----------    -----------    ----------
Net cash provided by (used in) financing activities..........................         (35,358)      (152,806)       46,634
                                                                                  -----------    -----------    ----------
Net increase (decrease) in cash and cash equivalents.........................          (1,135)         9,662       (15,377)
Cash and cash equivalents at beginning of year...............................          14,062          4,400        19,777
                                                                                  -----------    -----------    ----------
Cash and cash equivalents at end of year ....................................     $    12,927    $    14,062    $    4,400
                                                                                  ===========    ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  (000s, except share and per share amounts)



                                                                                            Year Ended December 31,
                                                                                 -----------------------------------------
                                                                                     2000            1999          1998
                                                                                 ------------   ------------  ------------
Revenues:
   Sale of gas................................................................   $  2,624,409   $  1,501,066  $  1,611,521
   Sale of natural gas liquids................................................        590,936        346,819       449,696
   Processing, transportation and storage revenue.............................         53,156         48,994        44,743
   Other  ....................................................................         13,487         13,845        11,128
                                                                                 ------------   ------------  ------------

       Total revenues.........................................................      3,281,988      1,910,724     2,117,088
                                                                                 ------------   ------------  ------------

Costs and expenses:
   Product purchases..........................................................      2,985,501      1,715,839     1,914,303
   Plant operating expense....................................................         69,892         67,419        85,353
   Oil and gas exploration and production costs...............................         19,521          9,196         7,996
   Depreciation, depletion and amortization ..................................         57,919         50,981        59,346
   Selling and administrative expense.........................................         33,717         28,357        30,128
   (Gain) loss on sale of assets..............................................         (9,406)        29,802       (16,478)
   Interest expense...........................................................         33,460         33,156        33,616
   Loss on the impairment of property and equipment...........................              -          1,158       108,447
                                                                                 ------------   ------------  ------------
       Total costs and expenses...............................................      3,190,604      1,935,908     2,222,711
                                                                                 ------------   ------------  ------------

Income (loss) before income taxes.............................................         91,384        (25,184)     (105,623)
       Provision (benefit) for income taxes:
   Current ...................................................................            850          2,261        (5,696)
   Deferred  .................................................................         32,712        (11,428)      (32,722)
                                                                                 ------------   ------------  ------------

       Total provision (benefit) for income taxes.............................         33,562         (9,167)      (38,418)
                                                                                 ------------   ------------  ------------

Income (loss) before extraordinary items......................................         57,822        (16,017)      (67,205)
Extraordinary charge for early extinguishment of debt,
       net of tax benefit of $997,000 and $628,000, respectively..............         (1,714)        (1,107)            -
                                                                                 ------------   ------------  ------------

Net income (loss).............................................................   $     56,108   $    (17,124) $    (67,205)
                                                                                 ------------   ------------- ------------

Preferred stock requirements..................................................        (10,416)       (10,439)      (10,439)
                                                                                 ------------   ------------  ------------

Net income (loss) attributable to common stock................................   $     45,692   $    (27,563) $    (77,644)
                                                                                 ============   ============  ============

Net income (loss) per share of common stock before extraordinary item.........   $       1.47   $       (.83) $      (2.42)
                                                                                 ============   ============  ============

Extraordinary item............................................................   $       (.05)  $       (.03) $          -
                                                                                 ============   ============  ============


Net income (loss) per share of common stock...................................   $       1.42   $       (.86) $      (2.42)
                                                                                 ============   ============  ============

Weighted average shares of common stock outstanding...........................     32,240,755     32,150,887    32,147,354
                                                                                 ============   ============  ============

Net income (loss) per share of common stock - assuming dilution...............   $       1.39   $       (.86) $      (2.42)
                                                                                 ============   ============  ============
Weighted average shares of common stock outstanding - assuming dilution.......     32,834,641     32,150,887    32,147,354
                                                                                 ============   ============  ============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (000s, except share amounts)


                                          Shares of    $2.625                                Shares of                     $2.625
                                             $2.28    Cumulative                Shares        $2.28           $2.28      Cumulative
                                          Cumulative  Convertible   Shares     of Common     Cumulative     Cumulative  Convertible
                                           Preferred   Preferred   of Common     Stock     Preferred Stock   Preferred    Preferred
                                             Stock       Stock       Stock    in Treasury    in Treasury       Stock        Stock
                                           ---------- ------------ ---------- -------------- -------------- ----------   ----------
Balance at December 31, 1997 ............   1,400,000  2,760,000    32,146,437       25,016          -       $  140      $   276
Comprehensive Comprehensive income:
   Net income, 1998 .....................           -          -             -            -          -            -            -
   Translation Adjustments ..............           -          -             -            -          -            -            -
Stock options exercised .................           -          -         1,556            -          -            -            -
Loans forgiven ..........................           -          -             -            -          -            -            -
Dividends declared on common stock ......           -          -             -            -          -            -            -
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -            -          -            -            -
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -            -          -            -            -
                                             --------  ---------    ----------  -----------   ---------     -------      -------


Balance at December 31, 1998 ............   1,400,000  2,760,000    32,147,993       25,016          -          140          276
Comprehensive income:
   Net income, 1999 .....................           -          -             -            -          -            -            -
   Translation adjustments ..............           -          -             -            -          -            -            -
Stock options exercised .................           -          -        13,738            -          -            -            -
Tax benefit related to stock options ....           -          -             -            -          -            -            -
Loans forgiven ..........................           -          -             -            -          -            -            -
Dividends declared on common stock ......           -          -             -            -          -            -            -
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -            -          -            -            -
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -            -          -            -            -
                                             --------  ---------    ----------  -----------   --------      -------      -------


Balance at December 31, 1999 ............   1,400,000  2,760,000    32,161,731       25,016          -          140          276
Comprehensive income:
   Net income, 2000 .....................           -          -             -            -          -            -            -
   Translation adjustments ..............           -          -             -            -          -            -            -
Stock options exercised .................           -          -       199,400            -          -            -            -
Tax benefit related to stock options ....           -          -             -            -          -            -            -
Loans forgiven ..........................           -          -             -            -          -            -            -
Dividends declared on common stock ......           -          -             -            -          -            -            -
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -            -          -            -            -
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -            -          -            -            -
Repurchase of $2.28 cumulative
   preferred stock ......................           -          -             -            -     39,190            -            -
                                           ----------  ---------    ----------     --------   --------      -------     --------

Balance at December 31, 2000 ............   1,400,000  2,760,000    32,361,131       25,016     39,190       $  140     $    276
                                          ===========  =========   ===========   ==========    =======      =======     ========


                                                                                           Accumulated
                                                                                              Other         Notes         Total
                                                                   Additional   Retained   Comprehensive  Receivable      Stock-
                                             Common     Treasury     Paid-In    (Deficit)     Income       from Key      holders'
                                              stock       Stock       Capital   Earnings    Net of Tax     Employees      Equity
                                           -----------  -----------  --------- -----------   ----------    ----------   ---------

Balance at December 31, 1997 ............   $   3,217   $   (788)    $ 397,321 $     66,999    $ 2,233     $ (1,286)   $ 468,112
Comprehensive income:
   Net income, 1998 .....................           -          -             -      (67,205)         -            -      (67,205)
   Translation Adjustments ..............           -          -             -            -        820            -          820
Stock options exercised .................           -          -            23            -          -            -           23
Loans forgiven ..........................           -          -             -            -          -          335          335
Dividends declared on common stock ......           -          -             -       (6,430)         -            -       (6,430)
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -       (3,194)         -            -       (3,194)
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -       (7,245)         -            -       (7,245)
                                           -----------  --------     --------- -----------   ---------     --------     --------


Balance at December 31, 1998 ............       3,217       (788)      397,344      (17,075)     3,053         (951)     385,216
Comprehensive income:
   Net income, 1999 .....................           -          -             -      (17,124)         -            -      (17,124)
   Translation adjustments ..............           -          -             -            -     (1,732)           -       (1,732)
Stock options exercised .................           3          -           155            -          -            -          158
Tax benefit related to stock options ....           -          -            23            -          -            -           23
Loans forgiven ..........................           -          -             -            -          -           67           67
Dividends declared on common stock ......           -          -             -       (6,426)         -            -       (6,426)
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -       (3,194)         -            -       (3,194)
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -       (7,245)         -            -       (7,245)
                                          ----------  ----------   ----------- ------------ ----------   ----------   ----------


Balance at December 31, 1999 ............       3,220       (788)      397,522      (51,064)     1,321         (884)     349,743
Comprehensive income:
   Net income, 2000 .....................           -          -             -       56,108          -            -       56,108
   Translation adjustments ..............           -          -             -            -        857            -          857
Stock options exercised .................          45          -         2,635            -          -            -        2,680
Tax benefit related to stock options ....           -          -             -            -          -            -            -
Loans forgiven ..........................           -          -             -            -          -            -            -
Dividends declared on common stock ......           -          -             -       (6,448)         -            -       (6,448)
Dividends declared on $2.28 cumulative
   preferred stock ......................           -          -             -       (3,171)         -            -       (3,171)
Dividends declared on $2.625 cumulative
   convertible preferred stock ..........           -          -             -       (7,245)         -            -       (7,245)
Repurchase of $2.28 cumulative
   preferred stock ......................           -       (990)            -            -          -            -         (990)
                                          ----------- ----------  ------------  -----------   --------   ----------    ---------
Balance at December 31, 2000 ............   $   3,265   $ (1,778)    $ 400,157 $    (11,820)  $  2,178     $   (884)   $ 391,534
                                           ========== ==========  ============  ===========   ========   ==========    =========

The accompanying notes are an integral part of the consolidated financial statement

                           WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 - NATURE OF ORGANIZATION
-------------------------------

Western Gas Resources, Inc. (the "Company") designs, constructs, owns and operates natural gas gathering systems and facilities for the processing and treating of natural gas and NGLs. The Company also transports and markets natural gas and NGLs from these facilities in order to provide its customers with a broad range of services from the wellhead to the sales delivery point. The Company operates in major gas-producing basins in the Rocky Mountain, Mid-Continent, Gulf Coast and Southwestern regions of the United States. The Company also has the drilling rights on substantial acreage positions located primarily in Wyoming and explores for, develops and produces natural gas.

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

The Company has also completed two public offerings of preferred stock. In November 1992, the Company issued 1,400,000 shares of $2.28 Cumulative Preferred Stock with a liquidation preference of $25 per share, at a public offering price of $25 per share, redeemable at the Company's option on or after November 15, 1997. In the fourth quarter of 2000, the board of directors of the Company authorized the re-purchase in open market transactions of up to $2.0 million of the $2.28 Cumulative Preferred Stock. Through December 31, 2000, the Company had re-purchased 39,190 of these shares for a total consideration of approximately $1.0 million. In February 1994, the Company issued 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock with a liquidation preference of $50 per share, at a public offering price of $50 per share, redeemable at the Company's option on or after February 16, 1997 and convertible at the option of the holder into Common Stock at a conversion price of $39.75.

Significant Business Acquisitions, Dispositions and Projects

Coal Bed Methane. The Company continues to expand its Powder River basin coal bed methane natural gas gathering system and develop its own coal seam gas reserves in Wyoming. During the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $59.1 million, $51.4 million and $46.7 million, respectively, on this project.

In December 1998, the Company joined with other industry participants to form the Fort Union Gas Gathering, L.L.C., to construct a gathering pipeline and treater in the Powder River basin in northeast Wyoming. The Company owns an approximate 13% interest in Fort Union and is the construction manager and field operator. The gathering pipeline went into service in the third quarter of 1999. Construction of the gathering header and treating system was project financed and required a cash investment by the Company of approximately $900,000. In conjunction with the project financing, the Company entered into a ten year agreement for firm gathering services on 60 MMcf/D of capacity for $.14 per Mcf on Fort Union beginning in December 1999. In the fourth quarter of 2000, the Company and other participants in the Fort Union Gas Gathering, L.L.C. approved an expansion of the system. Construction of the expansion is expected to be completed in the third quarter of 2001. This expansion, which is anticipated to cost $25.7 million, will be project financed and will require an additional cash investment by the Company of approximately $500,000. Also in connection with the expansion, the Company will increase its commitment for firm gathering services by an additional 23 MMcf/D of capacity at $.14 per Mcf.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Southwest Wyoming. The Company's facilities in southwest Wyoming are comprised of the Granger and Lincoln Road facilities (collectively the "Granger Complex") and the Red Desert facility. During the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $8.0 million, $12.4 million and $16.0 million, respectively, in this area. In February 1998, the Company sold a 50% undivided interest in a small portion of the Granger gathering system for approximately $4.0 million. This amount approximated the Company's cost in such facilities. In December 2000, the Company acquired the remaining 28% interest in the Lincoln Road facility for $2.6 million.

Pinnacle Gas Treating, Inc. In 1996 and 1997, the Pinnacle Reef exploration area was rapidly developing into a very active lease acquisition and exploratory drilling area using 3-D seismic technology to identify prospects. The initial discoveries indicated a very large potential gas development. Based on the receipt of large acreage dedications in this area, the Company, through its wholly-owned subsidiary Pinnacle Gas Treating, Inc. ("Pinnacle"), constructed the Bethel treating facility for a total cost of approximately $102.8 million with a throughput capacity of 300 MMcf/D. In 1998, the production rates from the wells drilled in this field and the recoverable reserves from these properties, were far less than the producers originally expected. In the fourth quarter of 1998, because of uncertainties related to the pace and success of third-party drilling programs, declines in volumes produced at certain wells and other conditions outside of the Company's control, the Company determined that a pre-tax, non-cash impairment charge of $77.8 million was required.

In December 2000, the Company signed an agreement with Anadarko Petroleum Corporation for the sale of the stock of Pinnacle for approximately $38.0 million. The sale closed in January 2001 and resulted in an approximate pre-tax gain for financial reporting purposes of $12.1 million, subject to final accounting adjustments. The assets of Pinnacle are reflected on the Consolidated Balance Sheet at December 31, 2000 as Assets held for sale. The proceeds from this transaction were used to reduce amounts outstanding under the Company's Revolving Credit Facility.

Arkoma. In August 2000, the Company sold its Arkoma Gathering System in Oklahoma for gross proceeds of $10.5 million. This sale resulted in an approximate pre-tax gain of $3.9 million.

Westana Gathering Company. In February 2000, the Company acquired the remaining 50% interest in the Westana Gathering Company ("Westana") for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in Westana are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and Expenses. Additionally, in March 2000, the Company's investment in Westana has been reclassified from Other Assets to Property and Equipment.

Western Gas Resources - California, Inc. In January 2000, the Company sold all of the outstanding stock of its wholly-owned subsidiary Western Gas Resources - California, Inc. ("WGR California") for $14.9 million. The only asset of this subsidiary was a 162 mile pipeline in the Sacramento Basin of California. The pipeline was acquired through the exercise of an option by the Company in a transaction which closed simultaneously with the sale of WGR California. The Company recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

Black Lake. In December 1999, the Company entered into an agreement for the sale of its Black Lake facility and related reserves for gross proceeds of $7.8 million, subject to final accounting adjustment. This sale closed in January 2000. This transaction resulted in an approximate pre-tax loss of $7.3 million, which was recognized in the fourth quarter of 1999.

MiVida. In June 1999, the Company sold its MiVida treating facility for gross proceeds of $12.0 million, which resulted in an approximate pre-tax gain of $1.2 million.

Giddings. In April 1999, the Company sold its Giddings facility for gross proceeds of $36.0 million, which resulted in an approximate pre-tax loss of $6.6 million.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Katy. In April 1999, the Company sold all of the outstanding common stock of its wholly-owned subsidiary, Western Gas Resources Storage, Inc., for gross proceeds of $100.0 million, which resulted in an approximate pre-tax loss of $17.7 million. The only asset of this subsidiary was the Katy facility. The Company also sold approximately 5.1 Bcf of stored gas in the Katy facility to the same purchaser for total sales proceeds of approximately $11.7 million, which approximated the cost of the inventory. To meet the needs of its marketing operations, the Company will continue to contract for storage capacity. Accordingly, the Company entered into a long-term agreement with the purchaser for 3 Bcf of storage capacity at market rates through March 2002.

Edgewood. In two transactions which closed in October 1998 the Company sold its Edgewood gathering system, including its undivided interest in the producing properties associated with this facility, and its 50% interest in the Redman Smackover Joint Venture. The combined sales price was $55.8 million which resulted in a pre-tax gain of approximately $1.6 million.

Perkins. In November 1997, the Company entered into an agreement to sell its Perkins facility. In March 1998, the Company completed the sale of this facility with an effective date of January 1, 1998. The sales price was $22.0 million and resulted in a pre-tax gain of approximately $14.9 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

The significant accounting policies followed by the Company and its wholly-owned subsidiaries are presented here to assist the reader in evaluating the financial information contained herein. The Company's accounting policies are in accordance with generally accepted accounting principles.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation. The Company's interest in certain investments is accounted for by the equity method.

Inventories. Inventories are recorded at the lower of cost or estimated realizable value. The cost of gas and NGL inventories is determined by the weighted average cost method on a location-by-location basis. Residue and NGL inventory covered by hedging contracts is accounted for on a specific identification basis. Product inventory includes $9.4 million and $32.8 million of gas and $.7 million and $2.9 million of NGLs at December 31, 2000 and 1999, respectively.

Property and Equipment. Property and equipment is recorded at the lower of cost, including capitalized interest, or estimated realizable value. Interest incurred during the construction period of new projects is capitalized and amortized over the life of the associated assets.

Depreciation is provided using the straight-line method based on the estimated useful life of each facility which ranges from three to 35 years. Useful lives are determined based on the shorter of the life of the equipment or the reserves serviced by the equipment. The cost of acquired gas purchase contracts is amortized using the straight-line method.

Oil and Gas Properties and Equipment. The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rentals and geological and geophysical costs are charged to expense. Upon surrender of undeveloped properties, the original cost is charged against income. Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved developed reserves on a property by property basis.

Income Taxes.   Deferred income taxes reflect the impact of temporary
differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined and accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes."

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Foreign Currency Adjustments. During the second quarter of 1997, the Company began operating a subsidiary in Canada. The assets and liabilities associated with this subsidiary are translated into U.S. dollars at the exchange rate as of the balance sheet date and revenues and expenses at the weighted-average of exchange rates in effect during each reporting period. SFAS No. 52, "Foreign Currency Translation," requires that cumulative translation adjustments be reported as a separate component of stockholders' equity. The translation adjustments for the years ended December 31, 2000, 1999 and 1998 were $(857,000), $(1.7) million and $820,000, respectively, net of tax.

Revenue Recognition. Revenue for sales or services is recognized at the time the gas or NGLs are delivered or at the time the service is performed.

Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that changes in items of comprehensive income be reported as a separate component of stockholders' equity. The Company's cumulative translation adjustments of $(857,000), $(1.7) million and $820,000 million for the years ended December 31, 2000, 1999 and 1998 are separately reported on the Consolidated Statement of Changes in Stockholders' Equity.

Accounting for Derivative Instruments and Hedging Activities. Gains and losses on hedges of product inventory are included in the carrying amount of the inventory and are ultimately recognized in gas and NGL sales when the related inventory is sold. Gains and losses related to qualifying hedges, as defined by SFAS No. 80, "Accounting for Futures Contracts," of firm commitments or anticipated transactions (including hedges of equity production) are recognized in gas and NGL sales, as reported on the Consolidated Statement of Operations, when the hedged physical transaction occurs. For purposes of the Consolidated Statement of Cash Flows, all hedging gains and losses are classified in net cash provided by operating activities. To the extent the Company engages in speculative transactions, they are marked to market at the end of each accounting period and any gain or loss is recognized in income for that period. Such amounts were negligible in 2000, 1999 and 1998.

In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No.138, the Company will be required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Upon adoption of SFAS No. 133 on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $25.7 million, an increase to Current assets of $671,000, an increase to Current liabilities of $40.4 million, an increase in Other long-term liabilities of $849,000 and an increase in Deferred income taxes payable of $14.8 million. The Company adopted mark to market accounting in the first quarter of 2001 for the remainder of its marketing activities which for various reasons are not designated or qualified as hedges under SFAS 133. Upon adoption of mark to market accounting for its marketing activities on January 1, 2001, the impact was a net increase to pre-tax income through an unrealized gain of $5.1 million, an increase to Current assets of $52.0 million, an increase to Current liabilities of $46.6 million and an increase to Other long-term liabilities of $343,000.

Impairment of Long-Lived Assets. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires long-lived assets be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company reviews its assets at the plant facility and oil and gas producing property levels. In order to determine whether an impairment exists, the Company compares its net book value of the asset to the estimated fair market value or the undiscounted expected future net cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the reserves supporting the facilities. If an impairment exists, write-downs of assets are based upon expected future net cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset. The Company has written down property and equipment of $1.2 million and $108.5 million in accordance with SFAS No. 121 during the years ended December 31, 1999 and 1998, respectively. There were no write-downs in 2000.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Earnings (Loss) Per Share of Common Stock. The Company follows SFAS No. 128, "Earnings per Share" ("SFAS No. 128") which requires that earnings per share and earnings per share - assuming dilution be calculated and presented on the face of the statement of operations. In accordance with SFAS No. 128, earnings (loss) per share of common stock is computed by dividing income (loss) attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings (loss) per share of common stock -assuming dilution is computed by dividing income (loss) attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income (loss) attributable to common stock is income (loss) less preferred stock dividends. The Company declared preferred stock dividends of $10.4 million for each of the years ended December 31, 2000, 1999 and 1998, respectively. Common stock options, which are potential common shares were anti-dilutive in 1999 and 1998, and therefore were excluded from the computation. SFAS No. 128 dictates that the computation of earnings per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share. As a result, the computations for each of the three years in the period ended December 31, 2000 were not adjusted to reflect the conversion of the Company's $2.625 Cumulative Convertible Preferred Stock outstanding. The shares are antidilutive as the incremental shares result in an increase in earnings per share, or a reduction of loss per share, after giving affect to the preferred dividend requirements.

Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and over-the-counter ("OTC") swaps and options. The risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across industries and geographic locations.

With natural gas prices at historically high levels, the Company continually monitors and reviews the credit exposure to its marketing counter parties. This review has resulted in a temporary reduction in sales volumes with various counter parties in order to maintain acceptable credit exposures. During 2000, the Company reserved approximately $1.6 million for doubtful accounts. There were no reserves in 1999 or 1998. During the year ended December 31, 2000, the Company sold gas to a variety of customers including end-users, pipelines, LDCs and others. One customer accounted for approximately 6% of the Company's consolidated revenues from the sale of gas, or 5% of total consolidated revenue, for the year ended December 31, 2000. This customer is a large integrated utility.

During the year ended December 31, 2000, the Company sold NGLs to a variety of customers. These customers are end-users, fractionators, chemical companies and other customers. Three customers accounted for approximately 35% of the Company's consolidated revenues from the sale of NGLs, or 6% of total consolidated revenue, for the year ended December 31, 2000. These customers are all large integrated energy companies.

Cash and Cash Equivalents. Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

Supplementary Cash Flow Information. Interest paid was $36.5 million, $34.1 million and $36.1 million, respectively, for the years ended December 31, 2000, 1999 and 1998. Capitalized interest associated with construction of new projects was $3.4 million, $2.0 million and $2.5 million, respectively, for the years ended December 31, 2000, 1999 and 1998. Income taxes paid or (refunded) were $400,000, $(2.9) million and $0, respectively, for the years ended December 31, 2000, 1999 and 1998.

Stock Compensation. As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to measure compensation costs for stock-based employee compensation plans as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has complied with the pro forma disclosure requirements of SFAS No. 123 as required under the pronouncement. The Company realizes an income tax benefit from the exercise of non-qualified stock options related to the difference between the market price at the date of exercise and the option price. APB No. 25 requires that this difference be credited to additional paid-in capital.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In March 2000, the FASB issued Interpretation No. 44, an interpretation of APB Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," regarding the accounting treatment of re-priced stock options. This interpretation became effective July 1, 2000. Under this interpretation, the Company is required to record compensation expense (if not previously accrued) equal to the number of unexercised re-priced options multiplied by the amount by which its stock price at the end of any quarter exceeds $21 per share. The Company had options covering 148,133 common shares outstanding at December 31, 2000 which were treated as re-priced options. Based on the Company's stock price at December 31, 2000 of $33.69 per share, additional compensation expense of $1.9 million was recorded in the year ended December 31, 2000.

Use of Estimates and Significant Risks. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of estimates relate to oil and gas reserves, fair value of financial instruments, future net cash flows associated with assets and useful lives for depreciation, depletion and amortization. Actual results could differ from those estimates.

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

Reclassifications. Certain prior years' amounts in the consolidated financial statements and related notes have been reclassified to conform to the presentation used in 2000.


NOTE 3 - RELATED PARTIES
------------------------

From time to time, the Company enters into joint ventures and partnerships in order to reduce risk, create strategic alliances and to establish itself in oil and gas producing basins in the United States. The Company had a 50% ownership interest in Williston Gas Company ("Williston"), Westana and a 49% ownership interest in Sandia Energy Resources Joint Venture. Williston Gas Company was dissolved in December 1998, Westana was dissolved in February 2000 and Sandia was dissolved in 1999. The Company acted as operator for Williston and Westana. All transactions entered into by the Company with its related parties were consummated in the ordinary course of business.

Historically, the Company had purchased a significant portion of the production of Williston. The Company also performed various operational and administrative functions for Williston and Westana and charged a monthly overhead fee to cover such services. The Company provided substantially all of the natural gas that Sandia marketed and also provided it with various administrative services. In addition, the Company purchased gas from Sandia.

The Company has entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan. The loan and accrued interest will be forgiven if the employee is continually employed by the Company and upon a resolution of the board of directors. As of December 31, 2000 and 1999, loans related to 75,000 shares of Common Stock totaling $803,000 were outstanding to certain current and past employees under these programs. Certain of the loans are secured by a portion of the Common Stock issued upon exercise of the options and are accounted for as a reduction of stockholders' equity. During 1999, the board of directors approved the forgiveness of loans to certain individuals totaling approximately $67,000 in connection with these plans. There were no loans forgiven in 2000.

NOTE 4 - COMMODITY RISK MANAGEMENT
---------------------------------

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Risk Management Activities. The Company's commodity price risk management program has two primary objectives. The first goal is to preserve and enhance the value of the Company's equity volumes of gas and NGLs with regard to the impact of commodity price movements on cash flow, net income and earnings per share in relation to those anticipated by the Company's operating budget. The second goal is to manage price risk related to the Company's physical gas, crude oil and NGL marketing activities to protect profit margins. This risk relates to hedging fixed price purchase and sale commitments, preserving the value of storage inventories, reducing exposure to physical market price volatility and providing risk management services to a variety of customers.

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

For 2001, the Company has entered into hedging positions for approximately 47,000 MMbtu per day of its projected equity gas volumes at an average of $4.30 per MMbtu. The Company has hedged an additional 10,000 MMbtu per day of equity gas in the first quarter of 2001 with a collar providing for a minimum price of $2.75 per MMbtu and a maximum price of $3.50 per MMbtu. These positions represent approximately 48 percent of its projected equity gas volumes in 2001. Additionally, the Company has placed floors on approximately 10,000 barrels per day of its equity production of crude, condensate and NGLs at a net equivalent minimum oil price of $24.00 per barrel. This represents approximately 63 percent of the Company's forecasted NGL production. All prices are NYMEX-equivalents.

For 2002, the Company has hedged approximately 40,000 MMbtus per day, or 27 percent of its projected equity gas production, with collar structures providing for an average minimum price of $3.63 per MMbtu and an average maximum price of $6.11 per MMbtu. These prices are NYMEX-equivalents. The Company has not hedged any equity NGL volumes in 2002.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At December 31, 2000 the Company had $695,000 of gains unrecognized in inventory that will be recognized primarily during the first quarter of 2001 which may be partially offset by losses from the Company's related forward fixed price hedges and physical sales. At December 31, 2000 the Company had unrecognized net losses of $804,000 related to financial instruments that are expected to be offset by corresponding unrecognized net gains from the Company's obligations to sell physical quantities of gas and NGLs.

The Company enters into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. The Company's policies contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from such speculative activities for the years ended December 31, 2000 and 1999 were not material.

Natural Gas Derivative Market Risk. As of December 31, 2000, the Company held a notional quantity of approximately 291 Bcf of natural gas futures, swaps and options extending from January 2000 to December 2001 with a weighted average duration of approximately 4.4 months. This was comprised of approximately 116 Bcf of long positions and 175 Bcf of short positions in such instruments. As of December 31, 1999, the Company held a notional quantity of approximately 202 Bcf of natural gas futures, swaps and options extending from January 2000 to January 2001 with a weighted average duration of approximately three months. This was comprised of approximately 87 Bcf of long positions and 115 Bcf of short positions in such instruments.

Crude Oil and NGL Derivative Market Risk. As of December 31, 2000, the Company held a notional quantity of approximately 156,240 MGal of NGL futures, swaps and options extending from January 2000 to December 2001 with a weighted average duration of approximately 6.5 months. This was comprised of approximately 156,240 MGal of long positions in such instruments. As of December 31, 1999, the Company held a notional quantity of approximately 123,500 MGal of NGL futures, swaps and options extending from January 2000 to December 2000 with a weighted average duration of approximately seven months. This was comprised of approximately 110,000 MGal of long positions and 12,000 MGal of short positions in such instruments.

As of December 31, 2000, the Company had purchased puts for 125,000 barrels per month of NYMEX monthly average settlement of $23.96 per barrel to hedge a portion of the Company's equity production of natural gasoline, condensates, butanes and crude oil. The Company held no crude oil futures, swaps or options for settlement beyond 2001.

As of December 31, 2000, the Company had purchased puts for 125,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.434 per gallon to hedge a portion of the Company's equity production of propane for 2001.

As of December 31, 2000, the Company had purchased puts for 60,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.3175 per gallon of purity ethane puts to hedge a portion of the Company's equity production of ethane for 2001.

As of December 31, 2000, the Company held no NGL futures, swaps or options for settlement beyond 2001. As of December 31, 2000, the estimated fair value of the aforementioned crude oil and NGL options held by the Company was approximately $4.4 million.

Foreign Currency Derivative Market Risk. As part of its normal business, the Company enters into physical gas transactions payable in Canadian dollars. The Company enters into forward purchases and sales of Canadian dollars from time to time to fix the cost of its future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of December 31, 2000, the net notional value of such contracts was approximately $17.9 million in Canadian dollars, which approximates its fair market value. As of December 31, 1999, the net notional value of such contracts was approximately $7.5 million in Canadian dollars, which approximated its fair market value.

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5 - DEBT
-------------

The following summarizes the Company's consolidated debt at the dates indicated
(000s):

                                                                                     December 31,
                                                                           -----------------------------
                                                                              2000             1999
                                                                           -----------     ------------
         Master Shelf and Senior Notes............................        $  305,000        $  332,000
         Variable Rate Revolving Credit Facility..................            53,700            46,250
                                                                          ----------       -----------

           Total long-term debt...................................        $  358,700        $  378,250
                                                                          ==========        ==========


Revolving Credit Facility. The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a five-year $167 million Revolving Credit Facility, or Tranche B. At December 31, 2000, $53.7 million in total was outstanding on this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. The Company has the option to determine which rate will be used. The Company also pays a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on the Company's debt to capitalization ratio and range from .75% to 2.00%. At December 31, 2000, the interest rate payable on the facility was 8.2%. The Company is required to maintain a total debt to capitalization ratio of not more than 60% through December 31, 2000 and of not more than 55% thereafter, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.80 to 1.0 through September 30, 2001 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed by and secured via a pledge of the stock of the Company's significant subsidiaries. The Company generally utilizes excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

Master Shelf Agreement. In December 1991, the Company entered into a Master Shelf Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at December 31, 2000 are as indicated in the following table (000s):

                                      Interest             Final
      Issue Date         Amount         Rate              Maturity                           Principal Payments Due
---------------------  ----------    -----------     -----------------          ------------------------------------------------
  October 27, 1992      $  25,000        7.99%       October 27, 2003           $8,333 on each of October 27, 2001 through 2003
  December 27, 1993        25,000        7.23%       December 27, 2003          single payment at maturity
  October 27, 1994         25,000        9.05%       October 27, 2001           single payment at maturity
  October 27, 1994         25,000        9.24%       October 27, 2004           single payment at maturity
  July 28, 1995            50,000        7.61%       July 28, 2007              $10,000 on each of July 28, 2003 through 2007
                       ----------
                         $150,000
                       ==========

In 1999, the Company amended its agreement with Prudential to reflect the following provisions. The Company is required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after

                          WESTERN GAS RESOURCES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


January 1, 1999, a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of not more than 40% through March 2002 and not more than 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.50 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than
4.00 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $64.1 million was available at December 31, 2000. The Company is currently paying an annual fee of 0.50% on the amounts outstanding on the Master Shelf Agreement. This fee will continue until the Company receives an implied investment grade rating on its senior secured debt. Borrowings under the Master Shelf Agreement are guaranteed by and secured via a pledge of the stock of certain of the Company's significant subsidiaries.

1995 Senior Notes. In 1995, the Company sold $42.0 million of Senior Notes, the 1995 Senior Notes, to a group of insurance companies with an interest rate of 8.16% per annum. In March 1999, the Company prepaid $15.0 million of the principal amount outstanding on the 1995 Senior Notes at par. The remaining principal amount outstanding of $27.0 million was prepaid in September 2000 with funds available under the Revolving Credit Facility. In connection with the prepayment in 2000, the Company paid a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000. The combined costs of approximately $2.7 million, net of a tax benefit of $997,000, are reflected as an extraordinary charge on early extinguishment of debt in the year ended December 31, 2000.

Senior Subordinated Notes. In 1999, the Company sold $155.0 million of Senior Subordinated Notes in a private placement with a final maturity of 2009 due in a single payment which were exchanged for registered publicly tradable notes under the same terms and conditions. The Subordinated Notes bear interest at 10% and were priced at 99.225% to yield 10.125%. These notes contain maintenance covenants which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by certain of its subsidiaries. The Company incurred approximately $5.0 million in offering commissions and expenses which have been capitalized and will be amortized over the term of the notes.

Covenant Compliance. The Company was in compliance with all covenants in its debt agreements at December 31, 2000. Taking into account all the covenants contained in these agreements, the Company had approximately $156 million of available borrowing capacity at December 31, 2000.

Approximate future maturities of long-term debt in the year indicated are as follows at December 31, 2000 (000s):

2001...............................................................  $   33,333
2002...............................................................       8,333
2003...............................................................      43,334
2004...............................................................      88,700
2005...............................................................      10,000
Thereafter.........................................................     175,000
                                                                     ----------
              Total................................................  $  358,700
                                                                     ==========

The Company intends to use funds available under its Revolving Credit Facility to finance the 2001 maturities.

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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                  December 31, 2000            December 31, 1999
                                                            ---------------------------    ---------------------------
                                                              Carrying          Fair         Carrying         Fair
                                                                Value           Value          Value          Value
                                                            ------------      ---------    ------------     ----------
                                                                       (000s)                       (000s)
     Cash and cash equivalents............................    $   12,927    $   12,927       $   14,062     $  14,062
     Trade accounts receivable............................       546,791       546,791          210,628       210,628
     Accounts payable.....................................       587,822       587,822          240,235       240,235
     Long-term debt.......................................       358,700       359,011          378,250       367,496
     Risk management contracts............................    $        -    $    5,107       $        -     $  (1,668)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents, trade accounts receivable and accounts payable. Due to the short-term nature of these instruments, the carrying value approximates the fair value.

Long-term debt. The Company's long-term debt was primarily comprised of fixed rate facilities. Fair market value for this debt was estimated using discounted cash flows based upon the Company's current borrowing rates for debt with similar maturities. The remaining portion of the long-term debt was borrowed on a revolving basis which accrues interest at current rates; as a result, carrying value approximates fair value of this outstanding debt.

Risk Management Contracts. Fair value represents the amount at which the instrument could be exchanged in a current arms-length transaction.


NOTE 7 - INCOME TAXES
---------------------

The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998, excluding the tax effect of the extraordinary items, is comprised of (000s):

                                                                   2000                1999                1998
                                                                ----------          ----------          ----------
Current:
     Federal.................................................   $     250            $   2,261           $ (5,696)
     State...................................................         600                    -                  -
                                                                ---------            ---------           --------

     Total Current...........................................         850                2,261              (5,696)
                                                                ---------            ---------           ---------

Deferred:
     Federal.................................................      31,497              (11,004)            (31,272)
     State...................................................       1,215                 (424)             (1,450)
                                                                ---------            ---------           ---------

     Total Deferred..........................................      32,712              (11,428)            (32,722)
                                                                ---------            ---------           ---------

              Total tax provision (benefit)..................   $  33,562            $  (9,167)          $ (38,418)
                                                                =========            =========           =========

The tax benefit allocated to the extraordinary charges were $997,000 and $628,000 for the years ended December 31, 2000 and 1999, respectively.

Temporary differences and carry-forwards which give rise to the deferred tax liabilities (assets) at December 31, 2000 and 1999, net of the tax effect of the extraordinary items, are as follows (000s):

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                       2000                1999
                                                                                    ----------          ----------
Property and equipment.........................................................     $  137,042          $  108,357
Differences between the book and tax basis of acquired assets..................         12,509              13,439
                                                                                    ----------          ----------

    Total deferred income tax liabilities......................................        149,551             121,796
                                                                                    ----------          ----------

Alternative Minimum Tax ("AMT") credit carry-forwards..........................        (23,640)            (23,389)
Net Operating Loss ("NOL") carry-forwards......................................        (58,231)            (62,442)
                                                                                    ----------          ----------

    Total deferred income tax assets...........................................        (81,871)            (85,831)
                                                                                    ----------          ----------

    Net deferred income taxes..................................................     $   67,680          $   35,965
                                                                                    ==========          ==========


The differences between the provision (benefit) for income taxes at the statutory rate and the actual provision (benefit) for income taxes, before the tax effect of extraordinary items, for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (000s):

                                                        2000         %          1999          %          1998         %
                                                    ----------   ------      ---------    ------       --------    -------
Income tax (benefit) before effect of extraordinary
     item at statutory rate......................   $   31,984       35.0    $  (8,814)       35.0     $(36,968)       35.0
State income taxes (benefit), net of federal
    benefit......................................        1,280        1.4         (353)        1.4       (1,450)        1.4
Other............................................          298         .3            -           -            -           -
                                                    ----------   ----------- ---------    --------     --------    --------
    Total........................................   $   33,562       36.7    $  (9,167)       36.4     $(38,418)       36.4
                                                    ==========   ========    =========    ========     ========     =======

At December 31, 2000, the Company had NOL carry-forwards for federal and state income tax purposes and AMT credit carry-forwards for federal income tax purposes of approximately $160.0 million and $23.6 million, respectively. These carry-forwards expire as follows (000s):


                               Expiration Dates                      NOL                   AMT
                               ----------------                 -----------           -----------
                      2007 ..........................            $      297           $        -
                      2008 ..........................                11,269                    -
                      2009 ..........................                     -                    -
                      2010 ..........................                45,140                    -
                      2011 ..........................                15,247                    -
                      2012 ..........................                39,210                    -
                      2018 ..........................                48,833                    -
                      No expiration..................                     -                23,640
                                                                -----------           -----------

                           Total.....................           $   159,996           $    23,640
                                                                ===========           ===========

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

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

Western Gas Resources, Inc., Mountain Gas Resources, Inc., v. R.I.S. Resources International Corporation, a British Columbia , Canada corporation; RIS Resources (USA) Inc., a Texas Corporation, United States District Court, Colorado, Civil Action No. 00-S-599. The Company's wholly-owned subsidiary, Mountain Gas, was a defendant in prior litigation, styled as McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882, which was settled in 2000, on all issues, for substantially less than the amount claimed. The Company and Mountain Gas are seeking reimbursement from RIS Resources, (USA), Inc., Mountain Gas' joint venture partner, for 50% of the settlement amount which was paid in full by Mountain Gas. On January 16, 2001, RIS filed its answer to Mountain Gas' complaint along with a counterclaim alleging slander of title and intentional interference with prospective business advantage seeking an unspecified amount of damages, including punitive damages and other relief. While the Company believes the counterclaim is without merit and intends to vigorously contest the allegations, it cannot predict the outcome of this matter with any certainty. The parties are proceeding with discovery.

      .

Western Gas Resources, Inc., v. Amerada Hess Corporation, District Court, Denver County, Colorado, Civil Action No. 00-CV-1433. The Company was a defendant in prior litigation, styled as Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332, which was settled in 2000 for an amount which did not have a material impact on the Company's results of operations or financial position. The Company is seeking reimbursement from Amerada Hess under a contractual indemnity. Amerada Hess sought a motion to dismiss, which was denied. The Company has amended its original complaint and requested a jury trial in this case. The parties are proceeding with discovery.



Other. The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate have a material adverse effect on its financial position or results of operations.

NOTE 9 - BUSINESS SEGMENTS AND RELATED INFORMATION
--------------------------------------------------

The Company operates in four principal business segments, as follows: Gas Gathering and Processing, Production, Marketing and Transportation, and these segments are separately monitored by management for performance against its internal forecast and are consistent with the Company's internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

The Gas Gathering and Processing segment connects producers' wells to the Company's gathering systems for delivery to its processing or treating plants, processes the natural gas to extract NGLs and treats the natural gas in order to meet pipeline specifications. The results of the Company's Black Lake facility and related reserves, which were sold in December 1999, are included in this segment for the years ended December 31, 1999 and 1998. The residue gas and NGLs extracted at the processing facilities are sold by the Marketing segment.

The activities of the Production segment include the exploration and development of gas properties primarily in basins where the Company's gathering and processing facilities are located. The majority of the production from these properties is sold by the Marketing segment.

The Company's Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by the Company's gathering, processing and production assets.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The operations associated with the Katy Facility, which was sold in April 1999, are included in the Marketing segment for the years ended December 31, 1999 and 1998. Also included in this segment are the Company's Canadian marketing operations (which are immaterial for separate presentation). The Marketing segment also includes losses associated with the Company's equity gas and NGL hedging program of $(38.9) million, $(10.9) million and $7.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Transportation segment reflects the operations of the Company's MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

The following table sets forth the Company's segment information as of and for the years ended December 31, 2000, 1999 and 1998 (in 000s). Due to the Company's integrated operations, the use of allocations in the determination of business segment information is necessary. Inter-segment revenues are valued at prices comparable to those of unaffiliated customers.


                                                Gas
                                              Gathering                                                      Elim-
                                                 and      Producing                  Trans-                  inating
                                             Processing   Properties    Marketing    mission  Corporate      Entries      Total
                                             -----------  ----------   ----------  ---------  ---------  -------------  ---------
Year ended December 31, 2000
Revenues from unaffiliated
customers.................................   $    59,687  $     865  $ 3,271,424  $    8,619  $    103   $         -  $ 3,340,698
Interest income...........................            98          6           27           -    27,505       (26,987)         649
Other, net................................         1,734        137      (63,226)          -     1,957            39      (59,359)
Inter-segment sales.......................       813,802     87,558       94,858      16,484        44    (1,012,746)           -
                                             -----------  ---------  -----------  ----------  --------   -----------  -----------
Total revenues............................       875,321     88,566    3,303,083      25,103    29,609    (1,039,694)   3,281,988
                                             -----------  ---------  -----------  ----------  --------   -----------  -----------
Product purchases.........................       662,319      4,677    3,322,458      (1,021)     (184)   (1,002,748)   2,985,501
Plant operating expense...................        62,507        451           69       8,856      (264)       (1,727)      69,892
Oil and gas exploration
and production expense....................            32     28,613            -           -         -        (9,124)      19,521
                                             -----------  ---------  -----------  ----------  --------   -----------  -----------
Operating margin..........................   $   150,463  $  54,825  $   (19,444) $   17,268  $ 30,057   $   (26,095) $   207,074
                                             ===========  =========  ===========  ==========  ========   ===========  ===========

Depreciation, depletion and
amortization..............................        36,284     14,161          161       1,645     5,668             -       57,919
Interest expense..........................                                                                                 33,460
Impairment of property & plant............                                                                                      -
Gain on sale of assets....................                                                                                 (9,406)
Selling and administrative expense........                                                                                 33,717
                                                                                                                      -----------
Income before income taxes................                                                                            $    91,384
                                                                                                                      ===========

Identifiable assets.......................   $   537,729  $ 129,807  $        55  $   43,111  $ 42,441   $         -  $   753,143
                                             ===========  =========  ===========  ==========  ========   ===========  ===========

                                                Gas
                                              Gathering                                                     Elim-
                                                 and      Producing                  Trans-                 inating
                                             Processing   Properties    Marketing    mission  Corporate     Entries      Total
                                             -----------  ----------   ----------  ---------  ---------    ---------     ------
Year ended December 31, 1999
Revenues from unaffiliated
customers.................................   $    43,257  $   2,895  $ 1,858,776  $    7,498  $    554    $        -  $ 1,912,980
Interest income...........................             2          1          100           -    25,715       (25,435)         383
Other, net................................         1,483          -       (7,078)        413     2,543             -       (2,639)
Inter-segment sales.......................       389,928     26,137       88,379      16,235        56      (520,735)           -
                                             -----------  ---------  -----------  ----------  --------    ----------  -----------
Total revenues............................       434,670     29,033    1,940,177      24,146    28,868      (546,170)   1,910,724
                                             -----------  ---------  -----------  ----------  --------    ----------  -----------
Product purchases.........................       288,668      2,029    1,939,400           -         -      (514,258)   1,715,839
Plant operating expense...................        62,301         68        1,718      11,237    (1,478)       (6,427)      67,419
Oil and gas exploration
and production expense....................           535      8,705          (44)          -         -             -        9,196
                                             -----------  ---------  -----------  ----------  --------    ----------  -----------
Operating margin..........................   $    83,166  $  18,231  $      (897) $   12,909  $ 30,346    $  (25,485) $   118,270
                                             ===========  =========  ============ ==========  ========    ==========  ===========

Depreciation, depletion and
amortization..............................        35,763      8,181        1,226       1,166     4,645             -       50,981
Interest expense..........................                                                                                 33,156
Impairment of property & plant............                                                                                  1,158
Loss on sale of assets....................                                                                                 29,802
Selling and administrative expense........                                                                                 28,357
                                                                                                                      -----------
Loss before income taxes..................                                                                            $   (25,184)
                                                                                                                      ===========

Identifiable assets.......................   $   606,424  $ 104,470  $        73  $   70,354  $ 18,837    $        -  $   800,158
                                             ===========  =========  ===========  ==========  ========    ==========  ===========

                                                 Gas
                                              Gathering                                                     Elim-
                                                 and      Producing                  Trans-                 inating
                                             Processing   Properties    Marketing    mission  Corporate     Entries      Total
                                             -----------  ----------   ----------  ---------  ---------    ---------     ------
Year ended December 31, 1998
Revenues from unaffiliated
customers...........................         $    37,171  $   2,089  $ 2,060,685  $    4,952  $     247   $        -  $ 2,105,144
Interest income.....................                   1          -          174           -     29,402      (28,486)       1,091
Other, net..........................              (4,554)       703       13,086         659        959            -       10,853
Inter-segment sales.................             431,511     18,263       81,473      12,365        232     (543,844)           -
                                             -----------  ---------  -----------  ----------  ---------   ----------  -----------
Total revenues......................             464,129     21,055    2,155,418      17,976     30,840     (572,330)   2,117,088
                                             -----------  ---------  -----------  ----------  ---------   ----------  -----------
Product purchases...................             325,414      1,431    2,127,907          82          -     (540,531)   1,914,303
Plant operating expense.............              73,724         36        7,460       9,944     (2,412)      (3,399)      85,353
Oil and gas exploration
and production expense..............                 535      7,162          155           -          3          141        7,996
                                             -----------  ---------  -----------  ----------  ---------   ----------  -----------
Operating margin....................         $    64,456  $  12,426  $    19,896  $    7,950  $  33,249   $  (28,541) $   109,436
                                             ===========  =========  ===========  ==========  =========   ==========  ===========

Depreciation, depletion and
amortization........................              40,679      8,831        4,000       1,013      4,823            -       59,346
Interest expense....................                                                                                       33,616
Impairment of property & plant .....                                                                                      108,447

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Gain) on sale of assets ...........                                                                               (16,478)
Selling and administrative expense..                                                                                30,128
                                                                                                               -----------
Loss before income taxes............                                                                           $  (105,623)
                                                                                                               ===========

Identifiable assets.................  $   577,782  $  89,191  $   118,661  $   63,946  $  17,780   $        -  $   867,360
                                      ===========  =========  ===========  ==========  =========   ==========  ===========

NOTE 10 - EMPLOYEE BENEFIT PLANS
--------------------------------

Retirement Plan. A discretionary retirement plan (a defined contribution plan) exists for all Company employees meeting certain service requirements. The Company may make annual discretionary contributions to the plan as determined by the board of directors and, in 2000, provided for a match of 50% of employee contributions on the first 4% of employee compensation contributed. Effective January 2001, the match of employee contributions has been increased to a sliding scale of 60% to 100% of the first 5% of employee compensation based upon years of service. Contributions are made to mutual funds and to purchase Company stock for which Fidelity Management Trust Company acts as trustee. The discretionary contributions made by the Company were $2.3 million, $1.7 million and $1.9 million, for the years ended December 31, 2000, 1999 and 1998, respectively. The matching contributions were approximately $470,000, $541,000 and $668,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Key Employees' Incentive Stock Option Plan and 1987 Non-Employee Directors Stock Option Plan. Effective April 1987, the board of directors of the Company adopted a Key Employees' Incentive Stock Option Plan ("Key Employee Plan") and a Non-Employee Director Stock Option Plan ("1987 Directors Plan") that authorized the granting of options to purchase 250,000 and 20,000 shares of the Company's Common Stock, respectively. Each of these plans have terminated. The Company loaned to certain employees, an amount sufficient to exercise their options under these plans. The loan and accrued interest will be forgiven if the employee is continually employed by the Company and upon a resolution of the board of directors. As of December 31, 2000 and 1999, loans related to 75,000 shares of Common Stock totaling $803,000 were outstanding under these terms.

1999 Non-Employee Directors Stock Option Plan. Effective March 1999, the board of directors of the Company adopted a 1999 Non-Employee Directors' Stock Option Plan ("1999 Directors Plan") that authorized the granting of options to purchase 15,000 shares of the Company's Common Stock. During 1999, the board approved grants totaling 15,000 options to several board members. Under this plan, each of these options becomes exercisable as to 33 1/3% of the shares covered by it on each anniversary from the date of grant. This plan terminates on the earlier of March 12, 2009 or the date on which all options granted under the plans have been exercised in full.

1993, 1997 and 1999 Stock Option Plans. The 1993 Stock Option Plan ("1993 Plan"), the 1997 Stock Option Plan ("1997 Plan"), and the 1999 Stock Option Plan ("1999 Plan") became effective on March 29, 1993, May 21, 1997, and May 21, 1999, respectively, after approvals by the Company's stockholders. Each plan is intended to be an incentive stock option plan in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The Company has reserved 1,000,000 shares of Common Stock for issuance upon exercise of options under each of the 1993 Plan and the 1997 Plan and 750,000 shares of Common Stock for issuance upon exercise of options under the 1999 Plan. The 1993 Plan, the 1997 Plan and the 1999 Plan will terminate on the earlier of March 29, 2003, May 21, 2007 and May 21, 2009, respectively, or the date on which all options granted under each of the plans have been exercised in full.

Under each of the plans, the board of directors of the Company determines and designates from time to time those employees of the Company to whom options are to be granted. If any option terminates or expires prior to being exercised, the shares relating to such option are released and may be subject to re-issuance pursuant to a new option. The board of directors has the right to, among other things, fix the method by which the price is determined and the terms and conditions for the grant or exercise of any option. The purchase price of the stock under each option shall be the average closing price for the ten days prior to the grant. Under the 1993 Plan, options granted vest 20% each year on the anniversary of the date of grant. Under the

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1997 and 1999 Plans, the board of directors has the authority to set the vesting schedule from 20% per year to 33 1/3% per year. Under each of the plans, the employee must exercise the option within five years of the date each portion vests.

In March 1999, certain officers of the Company were granted a total of 300,000 options, which vest ratably over the next three years, under the 1997 Plan. The exercise price of $5.51 per share was determined by using the average stock price for the ten trading days prior to the grant date. In exchange, these officers were required to relinquish a total of 246,200 vested and unvested options at prices ranging from $18.63 to $34.00 per share.

The following table summarizes the number of stock options exercisable and available for grant under the Company's benefit plans:

                                   Per Share        Key         1987         1999
                                     Price       Employee     Directors    Directors
                                     Range         Plan         Plan         Plan       1993 Plan     1997 Plan    1999 Plan
                                     -----         ----         ----         ----       ---------     ---------    ---------
Exercisable:
  December 31, 2000............    4.59-19.65            -            -        1,683       389,806      131,431       11,255
  December 31, 1999............    4.59-18.63            -            -            -       407,787       47,240            -
  December 31, 1998............   10.71-32.38       75,000       13,500            -       562,138       26,250            -

Available for Grant:
  December 31, 2000............            -             -            -            -             -            -      608,934
  December 31, 1999............            -             -            -            -             -            -      714,734
  December 31, 1998............            -        31,250        1,250            -        96,609      763,400            -

The following table summarizes the stock option activity under the Company's benefit plans:

                                  Per Share       Key        1987          1999
                                    Price      Employee    Directors     Directors
                                    Range        Plan        Plan          Plan       1993 Plan     1997 Plan    1999 Plan
                                    -----        ----        ----          ----       ---------     ---------    ---------
Balance 12/31/97 .......                         75,000      13,500             -       983,330       171,100            -
   Granted .............          $      19.28        -           -             -        40,511       106,500            -
   Exercised ...........          $      15.83        -           -             -        (1,556)            -            -
   Forfeited or canceled          $19.19-21.78        -           -             -      (129,809)      (41,000)           -
Balance 12/31/98 .......                         75,000      13,500             -       892,476       236,600            -
   Granted .............          $ 4.59-17.11        -           -        15,000             -       505,500       35,266
   Exercised ...........          $10.71-16.50        -      (8,500)            -        (1,938)       (3,300)           -
   Forfeited or canceled          $ 4.59-35.50  (75,000)     (5,000)            -      (324,664)      (92,100)           -
Balance 12/31/99 .......                              -           -        15,000       565,874       646,700       35,266
   Granted .............          $12.58-23.45        -           -             -             -             -      115,300
   Exercised ...........          $ 4.59-20.69        -           -        (3,317)      (59,261)     (136,722)        (100)
   Forfeited or canceled          $ 4.59-35.00        -           -             -       (38,592)       (8,601)      (9,500)
Balance 12/31/00 .......                              -           -        11,683       468,021       501,377      140,966

The following table summarizes the weighted average option exercise price information under the Company's benefit plans:

                                                  Key        1987          1999
                                               Employee    Directors     Directors
                                                 Plan        Plan          Plan       1993 Plan     1997 Plan    1999 Plan
                                                 ----        ----          ----       ---------     ---------    ---------
Balance 12/31/97...................            $   30.23   $   14.13     $      -     $   20.93     $     19.63  $       -
   Granted.........................                    -           -            -         19.28           11.69          -

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Excercised......................                    -           -            -        (14.78)              -          -
   Forfeited or canceled...........                    -           -            -        (21.97)         (19.16)         -
                                               ---------   ---------     --------     ---------     -----------  ---------
Balance 12/31/98...................                30.23       14.13            -         20.71           16.15          -
   Granted.........................                    -           -         5.51             -            5.15      13.58
   Excercised......................                    -      (10.71)           -        (14.53)         (11.64)         -
   Forfeited or canceled...........               (30.23)     (19.94)           -        (22.79)         (15.11)         -
                                               ---------   ---------     --------     ---------     -----------  ---------
Balance 12/31/99...................                    -           -         5.51         19.54            7.72      13.58
   Granted.........................                    -           -            -             -               -      23.11
   Excercised...................                       -           -        (5.51)       (16.17)          (7.33)    (16.21)
   Forfeited or canceled...........                    -           -            -        (26.97)          (8.66)    (22.25)
                                               ---------   ---------     --------     ---------     -----------  ---------
Balance 12/31/00...................            $       -   $       -     $   5.51     $   19.35     $      7.81  $   20.79
                                               =========   =========     ========     =========     ===========  =========


SFAS No. 123 encourages companies to record compensation expense for stock-based compensation plans at fair value. As permitted under SFAS No. 123, the Company has elected to continue to measure compensation costs for such plans as prescribed by APB No. 25. SFAS No. 123 requires pro forma disclosures for each year that a statement of operations is presented. Such information was only calculated for the options granted under the 1993 Plan, the 1997 Plan, the 1999 Plan, and the 1999 Directors' Plan, as there were no grants under any other plans. The weighted average fair value of options granted under the 1997 Plan was $9.56 and $1.00 for the years ended December 31, 1999 and 1998, respectively. There were no grants under the 1997 Plan during the year ended December 31, 2000. The weighted average fair value of options granted under the 1999 Plan was $21.20 and $6.82 for the years ended December 31, 2000 and 1999, respectively. The weighted average fair value of options granted under the 1999 Directors' Plan was $9.12 for the year ended December 31, 1999. The weighted average fair value of options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                                  1999
                                                                                               Directors'
                                                          1999 Plan           1997 Plan           Plan
                                                          ---------           ---------           ----
                                                       1999      2000      1999      1998         1999
                                                       ----      ----      ----      ----         ----
    Risk-free interest rate.......................      6.96%     5.95%     6.96%      5.3%         6.96%
    Expected life (in years)......................         5         5         5         6             5
    Expected volatility...........................        51%       54%       51%       45%           51%
    Expected dividends (quarterly)................     $ .05     $ .05     $ .05     $ .05         $ .05

Had compensation expense for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with the fair value method under SFAS No. 123, the Company's net income (loss), income (loss) attributable to common stock, earnings (loss) per share of common stock and earnings (loss) per share of common stock - assuming dilution would approximate the pro forma amounts below (000s, except per share amounts):

                                                     2000                       1999                        1998
                                         ---------------------------   ---------------------------  ---------------------------
                                          As Reported     Pro forma     As Reported     Pro forma    As Reported     Pro forma
                                         -------------   -----------   -------------   -----------  -------------   -----------
Net income (loss)......................  $      56,108   $    54,374   $     (17,124)  $   (18,589) $     (67,205)   $  (67,997)
Net income (loss) attributable to
   common stock .......................         45,692        43,958         (27,563)      (29,028)       (77,644)      (78,436)
Earnings (loss) per share of common
   stock ..............................           1.42          1.36            (.86)         (.90)         (2.42)        (2.44)
Earnings (loss) per share of common
   stock  - assuming dilution..........  $        1.39   $      1.34   $        (.86)  $      (.90) $       (2.42)   $    (2.44)

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The fair market value of the options at grant date is amortized over the appropriate vesting period for purposes of calculating compensation expense.


NOTE 11 - SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
----------------------------------------------------------------------
(UNAUDITED):
------------

Costs. The following tables set forth capitalized costs at December 31, 2000, 1999 and 1998 and costs incurred for oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 (000s):

                                                                                  2000           1999            1998
                                                                              -----------    ------------    ------------
Capitalized costs:
    Proved properties......................................................   $  119,124      $   74,594     $  110,090
    Unproved properties....................................................       46,890          42,928         33,255
                                                                              ----------      ----------     ----------

Total......................................................................      166,014         117,522        143,345
    Less accumulated depletion.............................................      (36,367)        (23,003)       (58,994)
                                                                              ----------      ----------     ----------

Net capitalized costs......................................................   $  129,647      $   94,519     $   84,351
                                                                              ==========      ==========     ==========

Costs incurred:
Acquisition of properties
    Proved.................................................................   $        -      $        -     $    2,174
    Unproved...............................................................        8,774          11,675         22,633
Development costs..........................................................       35,807          20,973         23,208
Exploration costs..........................................................        8,397           5,148          4,177
                                                                              ----------      ----------     ----------

Total costs incurred.......................................................   $   52,978      $   37,796     $   52,192
                                                                              ==========      ==========     ==========

Results of Operations. The results of operations for oil and gas producing activities, excluding corporate overhead and interest costs, for the years ended December 31, 2000, 1999 and 1998 are as follows (000s):

                                                                                 2000              1999           1998
                                                                              ----------       -----------    ------------
Revenues from sale of oil and gas:
    Sales..................................................................   $    4,658      $    2,081     $    2,592
    Transfers..............................................................       80,353          30,537         23,188
                                                                              ----------      ----------     ----------
       Total...............................................................       85,011          32,618         25,780

Production costs...........................................................      (27,108)         (8,002)        (6,611)
Exploration costs..........................................................       (2,213)         (1,492)        (1,599)
Depreciation, depletion and amortization...................................      (13,423)        (11,536)       (11,749)
Impairment of oil and gas properties.......................................            -               -        (16,528)
Income tax benefit (expense)...............................................      (14,793)         (3,921)         3,690
                                                                              ----------      ----------     ----------

Results of operations......................................................   $   27,474      $    7,667     $   (7,017)
                                                                              ==========      ==========     ==========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reserve Quantity Information. Reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and of future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Any significant revision of reserve estimates could materially adversely affect the Company's financial condition and results of operations.

The following table sets forth information for the years ended December 31, 2000, 1999 and 1998 with respect to changes in the Company's proved developed and undeveloped reserves, all of which are in the United States.

                                                                                             Natural         Crude
                                                                                               Gas            Oil
                                                                                              (MMcf)        (MBbls)
                                                                                            --------      ---------
Proved reserves:

    December 31, 1997.................................................................       212,596            806
    Revisions of previous estimates...................................................        28,617           (200)
    Extensions and discoveries........................................................        43,248             66
    (Sales) Purchases of reserves in place, net.......................................       (31,020)             -
    Production........................................................................       (14,511)          (117)
                                                                                            --------      ---------

    December 31, 1998.................................................................       238,930            555
    Revisions of previous estimates...................................................        13,152             (2)
    Extensions and discoveries........................................................        45,688             14
    (Sales) Purchases of reserves in place............................................        (7,964)          (126)
    Production........................................................................       (17,988)          (112)
                                                                                            --------      ---------

    December 31, 1999.................................................................       271,818            329
    Revisions of previous estimates...................................................       (11,889)          (194)
    Extensions and discoveries........................................................       176,584            332
    (Sales) Purchases of reserves in place............................................             -              -
    Production........................................................................       (28,019)           (28)
                                                                                            --------      ---------

    December 31, 2000.................................................................       408,494            439
                                                                                            ========      =========

    Proved developed reserves, included above:

    December 31, 1997.................................................................       102,363            490
    December 31, 1998.................................................................        65,733            393
    December 31, 1999.................................................................       106,626            161
    December 31, 2000.................................................................       208,218            147

Standardized Measures of Discounted Future Net Cash Flows. Estimated discounted future net cash flows and changes therein were determined in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future cash inflows are computed by applying year-end prices of oil and gas relating to the Company's proved reserves to the year-end quantities of those reserves.

The assumptions used to compute estimated future cash inflows do not necessarily reflect the Company's expectations of actual revenues or costs, nor their present worth. In addition, variations from the expected production rate also could result directly or indirectly from factors outside of the Company's control, such as unexpected delays in development, changes in prices or regulatory or environmental policies. The reserve valuation further assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations could also affect the amount of cash eventually realized.

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

Information with respect to the Company's estimated discounted future cash flows from its oil and gas properties for the years ended December 31, 2000, 1999 and 1998 is as follows (000s):

                                                                                     2000          1999            1998
                                                                                  ----------    -----------    ----------
Future cash inflows..........................................................     $2,682,435    $  419,104     $  345,217
Future production costs......................................................       (462,065)     (121,129)      (108,457)
Future development costs.....................................................        (87,251)      (57,999)       (46,066)
Future income tax expense....................................................       (732,327)      (67,429)       (48,894)
                                                                                  ----------    ----------     ----------
Future net cash flows........................................................      1,400,792       172,547        141,800
10% annual discount for estimated timing of cash flows.......................       (432,881)      (59,620)       (43,923)
                                                                                  ----------    ----------     ----------
Standardized measure of discounted future net cash flows relating to
     proved oil and gas reserves.............................................     $  967,911    $  112,927     $   97,877
                                                                                  ==========    ==========     ==========

                          WESTERN GAS RESOURCES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Principal changes in the Company's estimated discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows (000s):

                                                                                     2000          1999            1998
                                                                                  ----------    -----------    ----------
January 1.......................................................................  $  112,927    $   97,877     $   99,573
   Sales and transfers of oil and gas produced, net of production costs.........     (67,024)      (24,616)       (19,170)
   Net changes in prices and production costs related to future production......     768,840        19,569            367
   Development costs incurred during the period.................................      35,807        20,973         23,208
   Changes in estimated future development costs................................     (21,369)      (29,725)       (33,723)
   Changes in extensions and discoveries........................................     640,501        26,257         23,336
   Revisions of previous quantity estimates.....................................     (55,589)        5,653         30,452
   Purchases (sales) of reserves in place.......................................           -        (5,842)       (38,251)
   Accretion of discount........................................................      15,706        13,162         13,219
   Net change in income taxes...................................................    (461,888)      (10,381)        (1,134)
                                                                                  ----------    ----------     ----------

December 31.....................................................................  $  967,911    $  112,927     $   97,877
                                                                                  ==========    ==========     ==========

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
------------------------------------------------------

The following summarizes certain quarterly results of operations (000s, except per share amounts):

                                                                                                        Earnings (Loss)
                                                                                                         Per Share of
                                                                       Net        Earnings (Loss)       Common Stock -
                                        Operating       Gross        Income        Per Share of            Assuming
                                         Revenues     Profit (a)     (Loss)        Common Stock            Dilution
                                        ---------     ----------     ---------    ---------------       ---------------
2000 quarter ended:
   March 31......................     $    565,152    $   36,591   $  13,006        $        .32         $      .32
   June 30.......................          641,816        32,310      10,580                 .25                .24
   September 30..................          909,836        42,618      14,457                 .37                .36
   December 31...................        1,165,184        47,042      18,065                 .48                .47
                                      ------------    ----------   ---------        ------------         ----------
                                      $  3,281,988    $  158,561   $  56,108        $       1.42         $     1.39
                                      ============    ==========   =========        ============         ==========

1999 quarter ended:
   March 31......................     $    429,360    $   13,259   $  (2,176)       $       (.15)        $     (.15)
   June 30.......................          456,302        (6,449)    (14,764)               (.54)              (.54)
   September 30..................          505,550        16,794       1,058                (.05)              (.05)
   December 31...................          519,512        13,883      (1,242) (b)           (.12)              (.12)
                                      ------------    ----------   ---------        ------------         ----------
                                      $  1,910,724    $   37,487   $ (17,124)       $       (.86)        $     (.86)
                                      ============    ==========   =========        ============         ==========

(a) Excludes selling and administrative, interest and income tax expenses, loss on the impairment of property and equipment and extraordinary charges for early extinguishment of debt.
(b) Includes a pre-tax, non-cash expense resulting from the evaluation of property and equipment in accordance with SFAS No. 121 of $1.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the Proxy Statement to be so filed for the Company's annual meeting of stockholders scheduled for May 18, 2001 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reference is made to page 29 for a list of all financial statements filed as a part of this report.

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

     3.3 Amended and Restated Bylaws of Western Gas Resources, Inc. adopted by the Board of Directors on February 12, 1999. (Filed as exhibit 12.1 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

     4.1 Western Gas Resources, Inc. Key Employees' Incentive Stock Option Plan. (Filed as exhibit 10.13 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     4.2 Certificate of Designation of 7.25% Cumulative Senior Perpetual Convertible Preferred Stock of the Company. (Filed as exhibit 3.5 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

     4.3 Certificate of Designation of $2.28 Cumulative Preferred Stock of the Company. (Filed as exhibit 3.6 to Western Gas Resources, Inc.'s Registration Statement of Form S-1, Registration No. 33-53786 dated November 12, 1992 and incorporated herein by reference).

     4.4 Second Amendment and First Restatement of Western Gas Processors, Ltd. Employees' Common Units Option Plan. (Filed as exhibit 10.6 to Western Gas Resources, Inc.'s Registration Statement on Form S-1, Registration No. 33-43077 dated November 14, 1991 and incorporated herein by reference).

     4.5 Certificate of Designation of the $2.625 Cumulative Convertible Preferred Stock of the Company. (Filed under cover of Form 8-K dated February 24, 1994 and incorporated herein by reference).

     4.6 Indenture between Western Gas Resources, Inc. and Guarantors to Chase Bank of Texas, National Association, Trustee for $225,000,000 Senior Subordinated Notes Due 2009, dated June 15, 1999. (Filed as exhibit 28 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended June 30, 1999 and incorporated herein by reference).

     4.7 Western Gas Resources, Inc., 1999 Stock Option Plan. (Filed as an exhibit to Western Gas Resources Inc.'s Registration Statement on Form S-8, Registration No. 33-95255 dated January 24, 2000 and incorporated herein by reference).

     4.8 Western Gas Resources, Inc., Non-Employee Director Stock Option Plan. (Filed as an exhibit to Western Gas Resources Inc.'s Registration Statement on Form S-8, Registration No. 33-95259 dated January 24, 2000 and incorporated herein by reference).

     4.9 Western Gas Resources, Inc., Exchange Offer. (Filed as an exhibit to Western Gas Resources Inc.'s Registration Statement on Form S-3, Registration No. 33-86881 dated April 19, 1999 and incorporated herein by reference).

     4.10 Western Gas Resources, Inc. First Supplemental Indenture to 10% Senior Subordinated Notes due 2009 dated October 19, 1999.

     4.11 Western Gas Resources, Inc. Second Supplemental Indenture to 10% Senior Subordinated Notes due 2009 dated September 29, 2000.

     4.12 Western Gas Resources, Inc. Third Supplemental Indenture to 10% Senior Subordinated Notes due 2009 dated January 3, 2001.

     10.1 Restated Profit-Sharing Plan and Trust Agreement of Western Gas Resources, Inc. (Filed as exhibit 10.8 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     10.2 Registration Rights Agreement among Western Gas Resources, Inc., WGP, Inc., Heetco, Inc., NV, Dean Phillips, Inc., Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 10.14 to Western Gas Resources, Inc.'s Registration Statement on Form S-4, Registration No. 33-39588 dated March 27, 1991 and incorporated herein by reference).

     10.3 Amendment No. 1 to Registration Rights Agreement as of May 1, 1991 between Western Gas Resources, Inc., Bill Sanderson, WGP, Inc., Dean Phillips, Inc., Heetco, Inc., NV, Sauvage Gas Company and Sauvage Gas Service, Inc. (Filed as exhibit 4.2 to Western Gas Resources, Inc.'s Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

     10.4 Agreement to provide loans to exercise key employees' common stock options. (Filed as exhibit 10.26 to Western Gas Resources, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

     10.5 General Partnership Agreement (without exhibits), dated August 10, 1993 for Westana Gathering Company by and between Western Gas Resources-Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company. (Filed as exhibit 10.50 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.6 Amendment to General Partnership Agreement dated August 10, 1993 by and between Western Gas Resources-Oklahoma, Inc. (a subsidiary of the Company) and Panhandle Gathering Company. (Filed as exhibit 10.51 to Western Gas Resources, Inc.'s Form 10-Q for the six months ended June 30, 1993 and incorporated herein by reference).

     10.7 Form of Employment Agreement by and between Western Gas Resources, Inc. and certain Executive Officers. (Filed as exhibit 10.40 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1995 and incorporated herein by reference).

     10.8 Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and between Western Gas Resources, Inc. and Prudential Company of America. (Filed as exhibit 10.49 to Western Gas Resources, Inc.'s Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.9 Amended and Restated Note Purchase Agreement dated April 28, 1999 by and among Western Gas Resources, Inc. and the Purchasers identified therein. (Filed as exhibit 10.21 to Western Gas Resources, Inc.'s Form 10-Q for the three months ended March 31, 1999 and incorporated herein by reference).

     10.10 Offer to Acquire Notes dated February 12, 1999 by and between Western Gas Resources, Inc. and CIGNA Investments, Inc., Royal Maccabees Life Insurance Company, The Canada Life Assurance Company, and Canada Life Insurance Company of America, original Purchasers under the Note Purchase Agreement dated as of April 1, 1993 by and between Company and Purchasers for $50,000,000, 7.65% Senior Notes due April 30, 2003. (Filed as exhibit 12.3 in Western Gas Resources, Inc. Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     10.11 Offer to Acquire Notes dated February 12, 1999 by and between Western Gas Resources, Inc. and MONY Life Insurance Company, one of the original Purchasers under the Note Purchase Agreement dated as of November 29, 1995 by and between Company and Purchasers for $42,000,000, 8.02% Senior Notes due December 1, 2005. (Filed as exhibit 12.4 in Western Gas Resources, Inc. Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     10.12 Letter Amendment No. 2 dated March 31, 1999 to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company. (Filed as exhibit 10.22 in Western Gas Resources, Inc. Form 10-Q for the three months ended March 31, 1999 and incorporated herein by reference).

     10.13 Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit
10.20 in Western Gas Resources, Inc. Form 10-Q for the three months ended March 31, 1999 and incorporated herein by reference).

     10.14 Letter Amendment No. 3 dated June 1, 1999 to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company.

     10.15 First Amendment dated June 10, 1999 to Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank as Agent, and the Lenders.

     10.16 Third Amendment dated April 27, 2000 to Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders. (Filed as exhibit 10.23 in Western Gas Resources, Inc. Form 10-Q for the three months ended March 31, 2000 and incorporated herein by reference).

     10.17 Limited Waiver, Consent, Release and Amendment No. 4 dated August 25, 2000 to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company. (Filed as exhibit 10.24 to Western Gas Resources, Inc., Form 10-Q for the nine months ended September 30, 2000 and is incorporated herein by reference).

     10.18 Fourth Amendment dated August 15, 2000 to Loan Agreement dated April 19, 1999, by and among Western Gas Resources, Inc. and NationsBank, as Agent, and the Lenders. (Filed as exhibit 10.25 to Western Gas Resources, Inc., Form 10-Q for the nine months ended September 30, 2000 and is incorporated herein by reference).

     10.19 Fifth Amendment dated November 22, 2000 to Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.20 Limited Waiver, Consent, Release and Amendment No. 5 dated November 22, 2000 to the Second Amended and Restated Master Shelf Agreement by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company.

     11.1  Statement regarding computation of per share earnings.

     21.1  List of Subsidiaries of Western Gas Resources, Inc.

     23.1  Consent of PricewaterhouseCoopers LLP

     23.2  Consent of Netherland, Sewell & Associates, Inc.

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

           Western Gas Resources, Inc., filed a report on Form 8-K on January 2, 2000 announcing the sale of its interest in the Black Lake Facility in Louisiana and financial information related thereto, which is incorporated herein by reference.

           A report on Form 8-K was filed on January 21, 2000 to notify our stockholders of the disposition of the Black Lake facility and related production, which is incorporated herein by reference.

           Western Gas Resources, Inc., filed a report on Form 8-K on February 22, 2000 announcing the stock sale of its wholly-owned subsidiary Western Gas Resources-California, Inc., and a report on the McMurry Oil Company, et al., v. TBI Exploration, Inc., Mountain Gas Resources, Inc., and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882, which is incorporated herein by reference.

(c)  Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on March 14, 2001.

                                WESTERN GAS RESOURCES, INC.
                                ---------------------------
                                        (Registrant)


                            By: /S/ Lanny F. Outlaw
                                -------------------------
                                Lanny F. Outlaw
                                Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Brion G. Wise                  Chairman of the Board                                 March 15, 2001
------------------------------
Brion G. Wise

/S/ W. L. Stonehocker              Vice Chairman of the Board                            March 15, 2001
------------------------------
Walter L. Stonehocker

/S/ B. M. Sanderson                Director                                              March 15, 2001
------------------------------
Bill M. Sanderson

/S/ Richard B. Robinson            Director                                              March 15, 2001
------------------------------
Richard B. Robinson

/S/ Dean Phillips                  Director                                              March 15, 2001
------------------------------
Dean Phillips

/S/ Ward Sauvage                   Director                                              March 15, 2001
------------------------------
Ward Sauvage

/S/ James A. Senty                 Director                                              March 15, 2001
------------------------------
James A. Senty

/S/ Joseph E. Reid                 Director                                              March 15, 2001
------------------------------
Joseph E. Reid

/S/ William J. Krysiak             Vice President - Finance (Principal Financial and     March 15, 2001
------------------------------
William J. Krysiak                 Accounting Officer)