Form 10-Q
period 2001-03-31
WESTERN GAS RESOURCES INC
filed 2001-05-14
CIK 856716

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
(Mark One)
----------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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


On May 1, 2001, there were 32,497,723 shares of the registrant's Common Stock outstanding.

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents



PART I - Financial Information                                                                  Page
------------------------------                                                                  ----

  Item 1.    Financial Statements

             Consolidated Balance Sheet - March 31, 2001 and December 31, 2000................     3

             Consolidated Statement of Cash Flows - Three Months Ended March 31, 2001
             and 2000.........................................................................     4

             Consolidated Statement of Operations - Three Months Ended March 31, 2001 and 2000     5

             Consolidated Statement of Changes in Stockholders' Equity - Three Months Ended
             March 31, 2001...................................................................     6

             Notes to Consolidated Financial Statements.......................................     7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.......................................................................    11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................    18

PART II - Other Information
---------------------------

  Item 1.    Legal Proceedings................................................................    22

  Item 4.    Submission of matters to a vote of security holders..............................    23

  Item 6.    Exhibits and Reports on Form 8-K.................................................    23

Signatures....................................................................................    24


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          WESTERN GAS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                               March 31,   December 31,
  ASSETS                                                                                            2001           2000
  ------                                                                                      ----------     ----------
                                                                                              (unaudited)
Current assets:
 Cash and cash equivalents..................................................................  $   74,387     $   12,927
 Trade accounts receivable, net.............................................................     356,393        546,791
 Product inventory..........................................................................      14,364         44,822
 Parts inventory............................................................................       3,102          3,489
 Assets from price risk management activities...............................................      31,156              -
 Assets held for sale.......................................................................           -         25,001
 Other......................................................................................       2,953          2,654
                                                                                              ----------     ----------
   Total current assets.....................................................................     482,355        635,684
                                                                                              ----------     ----------
Property and equipment:
 Gas gathering, processing, storage and transportation......................................     862,690        856,982
 Oil and gas properties and equipment (successful efforts method)...........................     156,864        139,084
 Construction in progress...................................................................      57,457         58,319
                                                                                              ----------     ----------
                                                                                               1,077,011      1,054,385
 Less:  Accumulated depreciation, depletion and amortization................................    (320,096)      (306,651)
                                                                                              ----------     ----------
   Total property and equipment, net........................................................     756,915        747,734
                                                                                              ----------     ----------
Other assets:
 Gas purchase contracts (net of accumulated amortization of $33,840 and
   $33,357, respectively)...................................................................      34,316         34,798
 Assets from price risk management activities...............................................         670              -
 Other......................................................................................      14,327         13,206
                                                                                              ----------     ----------
 Total other assets.........................................................................      49,313         48,004
                                                                                              ----------     ----------
TOTAL ASSETS................................................................................  $1,288,583     $1,431,422
                                                                                              ==========     ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
 Accounts payable...........................................................................  $  401,309     $  581,563
 Accrued expenses...........................................................................      35,276         25,094
 Liabilities from price risk management activities..........................................      39,728              -
 Dividends payable..........................................................................       4,209          4,205
                                                                                              ----------     ----------
   Total current liabilities................................................................     480,522        610,862
Long-term debt..............................................................................     305,000        358,700
Liabilities from price risk management activities...........................................         385              -
Other long-term liabilities.................................................................       2,559          2,646
Deferred income taxes payable, net..........................................................      79,550         67,680
                                                                                              ----------     ----------
Total liabilities...........................................................................     868,016      1,039,888
                                                                                              ----------     ----------
Stockholders' equity:
 Preferred Stock; 10,000,000 shares authorized:
   $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
    ($35,000,000 aggregate liquidation preference)..........................................         140            140
   $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000
    issued ($138,000,000 aggregate liquidation preference)..................................         276            276
 Common stock, par value $.10; 100,000,000 shares authorized; 32,497,723 and
    32,361,131 shares issued, respectively..................................................       3,275          3,265
 Treasury stock, at cost; 25,016 common shares and 44,290 shares of $2.28 cumulative
    preferred stock in treasury.............................................................      (2,003)        (1,778)
 Additional paid-in capital.................................................................     401,102        400,157
 Retained earnings (deficit)................................................................      24,561        (11,820)
 Accumulated other comprehensive income.....................................................      (5,996)         2,178
 Notes receivable from key employees secured by common stock................................        (884)          (884)
                                                                                              ----------     ----------
   Total stockholders' equity...............................................................     420,567        391,534
                                                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................  $1,288,583     $1,431,422
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                Three Months Ended
                                                                                   March 31,
                                                                              ---------------------
                                                                                 2001        2000
                                                                              ---------   ---------
Reconciliation of net income to net cash provided by operating activities:
Net income..................................................................  $  40,590   $  13,006
Add income items that do not affect cash:
 Depreciation, depletion and amortization...................................     14,478      13,309
 Gain on the sale of property and equipment.................................    (11,223)     (5,299)
 Deferred income taxes......................................................     16,719       7,441
 Non-cash change in fair value of derivatives...............................     (5,049)          -
 Other non-cash items, net..................................................          8         929
                                                                              ---------   ---------
                                                                                 55,523      29,386
                                                                              ---------   ---------

Adjustments to working capital to arrive at net cash provided by operating activities:
 (Increase) decrease in trade accounts receivable...........................    190,454     (31,234)
 Decrease in product inventory..............................................     30,458      22,762
 Decrease in parts inventory................................................        387       1,066
 (Increase) decrease in other current assets................................       (299)      7,937
 Decrease in other assets and liabilities, net..............................      8,076          37
 Decrease in accounts payable...............................................   (180,254)     (5,614)
 (Increase) decrease in accrued expenses....................................      2,199     (14,975)
                                                                              ---------   ---------

Net cash provided by operating activities...................................    106,544       9,365
                                                                              ---------   ---------

Cash flows from investing activities:
 Purchases of property and equipment........................................    (25,908)    (28,498)
 Proceeds from the dispositions of property and equipment...................     38,075      15,057
 Contributions to equity investees..........................................       (169)          -
                                                                              ---------   ---------

Net cash provided by (used in) investing activities.........................     11,998     (13,441)
                                                                              ---------   ---------

Cash flows from financing activities:
 Proceeds from exercise of common stock options.............................        955          71
 Repurchase of $2.28 cumulative preferred stock.............................       (129)          -
 Payments on revolving credit facility......................................   (301,953)   (293,286)
 Borrowings under revolving credit facility.................................    248,250     291,350
 Payments on notes..........................................................          -           -
 Dividends paid.............................................................     (4,205)     (4,217)
                                                                              ---------   ---------

Net cash used in financing activities.......................................    (57,082)     (6,082)
                                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........................     61,460     (10,158)
Cash and cash equivalents at beginning of period............................     12,927      14,062
                                                                              ---------   ---------
Cash and cash equivalents at end of period..................................  $  74,387   $   3,904
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

                          WESTERN GAS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
           (Dollars in thousands, except share and per share amounts)


                                 Three Months Ended
                                                                                 March 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         -----------   -----------
Revenues:
 Sale of gas...........................................................  $ 1,044,876   $   413,816
 Sale of natural gas liquids...........................................      129,477       135,388
 Processing, transportation and storage revenue........................       16,036        13,885
 Unrealized gain on marketing activities...............................        5,049             -
 Other, net............................................................        1,838         2,063
                                                                         -----------   -----------

   Total revenues......................................................    1,197,276       565,152
                                                                         -----------   -----------

Costs and expenses:
 Product purchases.....................................................    1,086,600       501,143
 Plant operating expense...............................................       17,037        15,262
 Oil and gas exploration and production expense........................        9,605         4,146
 Depreciation, depletion and amortization..............................       14,478        13,309
 Gain on sale of assets................................................      (11,223)       (5,299)
 Selling and administrative expense....................................        8,479         7,389
 Interest expense......................................................        6,829         8,218
                                                                         -----------   -----------

   Total costs and expenses............................................    1,131,805       544,168
                                                                         -----------   -----------

Income before taxes....................................................       65,471        20,984

Provision for income taxes:
 Current...............................................................        8,162           537
 Deferred..............................................................       16,719         7,441
                                                                         -----------   -----------

     Total provision for income taxes..................................       24,881         7,978
                                                                         -----------   -----------

Net income.............................................................       40,590        13,006

Preferred stock requirements...........................................       (2,584)       (2,610)
                                                                         -----------   -----------

Income attributable to common stock....................................  $    38,006   $    10,396
                                                                         ===========   ===========

Earnings per share of common stock.....................................        $1.17          $.32
                                                                         ===========   ===========

Weighted average shares of common stock outstanding....................   32,405,044    32,165,868
                                                                         ===========   ===========

Income attributable to common stock-assuming dilution..................  $    39,817   $    10,396
                                                                         ===========   ===========

Earnings per share of common stock-assuming dilution...................        $1.08          $.32
                                                                         ===========   ===========

Weighted average shares of common stock outstanding-assuming dilution..   36,757,118    32,459,209
                                                                         ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share amounts)


                                           Shares of
                              Shares of      $2.28      $2.625                                            $2.625
                                $2.28      Cumulative  Cumulative                Shares       $2.28      Cumulative
                              Cumulative   Preferred  Convertible   Shares     of Common   Cumulative   Convertible
                              Preferred    Stock in    Preferred   of Common   Stock in    Preferred     Preferred    Common
                                Stock      Treasury      Stock       Stock      Treasury      Stock         Stock      Stock
                              ----------  ----------  ----------- ----------  ----------   ---------    -----------  --------
Balance at December 31,
 2000......................   1,400,000      39,190    2,760,000  32,361,131    25,016         140          276         3,265
Comprehensive income:
 Net income, three months
  ended
  March 31, 2001...........           -           -            -           -         -           -            -             -
 Translation adjustments...           -           -            -           -         -           -            -             -
 Cumulative change for
  accounting principle
  January 1, 2001..........           -           -            -           -         -           -            -             -
 Reclassification adjustment
  for settled contracts....           -           -            -           -         -           -            -             -
 Changes in fair value of
  outstanding hedging
  positions................           -           -            -           -         -           -            -             -

 Total comprehensive
  income, net of tax.......

Stock options exercised....           -           -            -     136,592         -           -            -            10
Tax benefit related to
 stock options.............           -           -            -           -         -           -            -             -
Loans forgiven.............           -           -            -           -         -           -            -             -
Dividends declared on
 common stock..............           -           -            -           -         -           -            -             -
Dividends declared on
 $2.28 cumulative
 preferred stock...........           -           -            -           -         -           -            -             -
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................           -           -            -           -         -           -            -             -
Repurchase of $2.28
 cumulative
 preferred stock...........           -       5,100            -           -         -           -            -
                             ----------  ----------  -----------  ----------  --------  ----------  -----------      --------

Balance at March 31, 2001..   1,400,000      44,290    2,760,000  32,497,723    25,016  $      140  $       276      $  3,275
                             ==========  ==========  ===========  ==========  ========  ==========  ===========      ========

                                                                 Accumulated
                                                                   Other         Notes     Total
                                        Additional   Retained   Comprehensive  Receivable  Stock-
                             Treasury   Paid-In      (Deficit)     Income      from Key    holders'
                             Stock       Capital     Earnings    Net of Tax    Employees   Equity
                             --------   ----------   --------   -------------  ----------  --------
Balance at December 31,
 2000......................   (1,778)     400,157    (11,820)           2,178        (884)  391,534
Comprehensive income:
 Net income, three months
  ended
  March 31, 2001...........        -            -     40,590                -           -    40,590
 Translation adjustments...        -            -          -              256           -       256
 Cumulative change for
  accounting principle
  January 1, 2001..........        -            -          -          (22,527)          -   (22,527)
 Reclassification adjustment
  for settled contracts....        -            -          -           13,429           -    13,429
 Changes in fair value of
  outstanding hedging
  positions................        -            -          -              668           -       668
                                                                                           --------
 Total comprehensive
  income, net of tax.......                                                                  32,416
                                                                                           --------

Stock options exercised....        -          945          -                -           -       955
Tax benefit related to
 stock options.............        -            -          -                -           -        -
Loans forgiven.............        -            -          -                -           -        -
Dividends declared on
 common stock..............        -            -     (1,625)               -           -    (1,625)
Dividends declared on
 $2.28 cumulative
 preferred stock...........        -            -       (773)               -           -      (773)
Dividends declared on
 $2.625 cumulative
 convertible preferred
  stock....................        -            -     (1,811)               -           -    (1,811)
Repurchase of $2.28
 cumulative preferred
 stock.....................     (129)           -          -                -           -      (129)
                             --------   ----------   --------   -------------  ----------  --------

Balance at March 31, 2001..   (1,907)   $ 401,102     $24,561   $     (5,996)  $     (884) $420,567
                             ========   ==========   ========   =============  ==========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

GENERAL

  The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The interim consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations expected for the year ended December 31, 2001.

  Prior period amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2001.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million for each of the three-month periods ended March 31, 2001 and 2000, respectively. Common stock options and our $2.625 Cumulative Convertible Preferred Stock, which are potential common shares, had a dilutive effect on earnings and increased the weighted average number of shares of common stock outstanding by 4,352,074 and 293,341 for the three-month periods ended March 31, 2001and 2000, respectively. The numerators and the denominators for these periods were adjusted to reflect these potential shares in calculating fully diluted earnings per share.


OTHER INFORMATION

  Bethel Treating Facility. In December 2000, we signed an agreement with Anadarko Petroleum Corporation for the sale of all the outstanding stock of our wholly-owned subsidiary, Pinnacle Gas Treating, Inc. ("Pinnacle") for $38.0 million. The only asset of this subsidiary was a 300 MMcf per day treating facility and 86 miles of associated gathering assets located in east Texas. The sale closed in January 2001 and resulted in a net pre-tax gain for financial reporting purposes of $11.2 million in the first quarter of 2001.

  Western Gas Resources-California, Inc.   In January 2000, we sold all the
outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc. ("WGR-California") for $14.9 million. The only asset of this subsidiary was a 162-mile pipeline in the Sacramento basin of California. We acquired the pipeline through the exercise of an option in a transaction, which closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.4 million in the first quarter of 2000.

  The proceeds from these sales were initially used to reduce borrowings outstanding on the Revolving Credit Facility.

  Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company was reclassed from Other assets to Property and equipment.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we are required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Also on January 1, 2001, we adopted mark-to-market accounting for the remainder of our marketing activities which, for various reasons, are not designated or qualified as hedges under SFAS 133. Upon the adoption of SFAS No. 133 and mark-to-market accounting on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $22.5 million, an increase to Current assets of $52.6 million, an increase to Current liabilities of $86.9 million, an increase to Other long-term liabilities of $1.1 million and a decrease in Deferred income taxes payable of $12.9 million.

  Of the $22.5 million decrease to Accumulated other comprehensive income resulting from the January 1, 2001 adoption of SFAS 133, $14.1 million was reversed in the first quarter of 2001 with gains and losses from the underlying transactions recognized through Total revenues. An additional $7.1million of this transition entry is currently anticipated to be recognized through Total revenues in the remaining three quarters of 2001.

  The non-cash impact to our results of operations in the first quarter of 2001 resulting from the adoption of mark-to-market accounting for our marketing activities resulted in additional pre-tax income of $5.0 million.

ADOPTION OF STOCKHOLDER RIGHTS PLAN

  In the first quarter of 2001, we adopted a Stockholder Rights Plan under which rights were distributed as a dividend at the rate of one right for each share of our common stock held by stockholders of record as of the close of business on April 9, 2001. The Rights Plan was not adopted in response to any efforts to acquire control of our company. The Rights Plan, however, is designed to deter coercive takeover tactics including the accumulation of shares in the open market or through private transactions and to prevent an acquirer from gaining control of our company without offering a fair and adequate price to all of our stockholders.

  Each right initially will entitle stockholders to buy one unit consisting of 1/100th of a share of a new series of preferred stock for $180 per unit. The right generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our then outstanding common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 15 percent or more of our then outstanding common stock. The rights will expire on March 22, 2011.

SUPPLEMENTARY CASH FLOW INFORMATION

  Interest paid was $4.2 million and $4.7 million for the three months ended March 31, 2001 and 2000, respectively.

  No income taxes were paid during the three months ended March 31, 2001 or the three months ended March 31, 2000.

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

  In our Gas Gathering and Processing segment, we connect producers' wells to our gathering systems for delivery to our processing or treating plants, process the natural gas to extract NGLs and treat the natural gas in order to meet pipeline specifications. Our Marketing segment sells the residue gas and NGLs extracted at our processing facilities.

  The activities of our Production segment include the exploration and development of gas properties primarily in basins where our facilities are located. The Marketing segment sells the majority of the production from these properties.

  Our Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by our gathering, processing and production assets. Our Canadian marketing operations, which are immaterial for separate presentation, are included in this segment. The Marketing segment also includes losses associated with our equity gas and NGL hedging program of $(14.5) million and $(3.1) million for the quarters ended March 31, 2001 and March 31, 2000, respectively.

  The Transmission segment reflects the operations of the MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

  The following table sets forth our segment information as of and for the quarters ended March 31, 2001 and 2000 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Inter-segment revenues are valued at prices comparable to those of unaffiliated customers.

                                               Gas
                                             Gathering                                                   Elim-
                                               and                                 Trans-               inating
                                            Processing  Production    Marketing   mission   Corporate   Entries       Total
                                            ----------  -----------  -----------  --------  ---------  ----------  -----------

Quarter ended March 31, 2001
Revenues from unaffiliated customers......    $ 14,035    $    721   $1,209,769   $ 2,675     $   282  $       -   $1,227,482
Interest income...........................           -           -            -         -       5,086     (4,802)         284
Other, net................................           4          (1)     (31,872)        2       1,377          -      (30,490)
Intersegment sales........................     318,073      52,150       11,486     4,267          14   (385,990)           -
                                              --------    --------   ----------   -------     -------  ---------   ----------
Total revenues............................     332,112      52,870    1,189,383     6,944       6,759   (390,792)   1,197,276
                                              --------    --------   ----------   -------     -------  ---------   ----------
Product purchases.........................     272,839       2,645    1,188,165      (434)         13   (376,628)   1,086,600
Plant operating expense...................      15,320          30           39     2,094         375       (821)      17,037
Oil and gas exploration
    and production expense................           -      17,054            -         -           -     (7,449)       9,605
                                              --------    --------   ----------   -------     -------  ---------   ----------
Operating profit..........................    $ 43,953    $ 33,141   $    1,179   $ 5,284     $ 6,371  $  (5,894)  $   84,034
                                              ========    ========   ==========   =======     =======  =========   ==========

Depreciation, depletion and amortization..       9,500       3,067           40       415       1,456          -       14,478
Interest expense..........................                                                                              6,829
Gain on sale of assets....................                                                                            (11,223)
Selling and administrative expense........                                                                              8,479
                                                                                                                   ----------
Income before income taxes................                                                                         $   65,471
                                                                                                                   ==========

Identifiable assets.......................    $563,850    $141,430   $       57   $46,808     $55,384  $       -   $  807,529
                                              ========    ========   ==========   =======     =======  =========   ==========




                                                Gas
                                             Gathering                                                  Elim-
                                                and                               Trans-               inating
                                            Processing   Production  Marketing   mission  Corporate    Entries      Total
                                            -----------  ----------  ----------  -------  ----------  ----------  ---------

Quarter ended March 31, 2000
Revenues from unaffiliated customers......    $ 11,406     $    986   $551,322   $ 2,378    $    26   $      (8)  $566,110
Interest income...........................          33            2         24         -      5,838      (5,668)       229
Other, net................................         (20)           -     (2,203)        -      1,036           -     (1,187)
Intersegment sales........................     134,342       10,304     26,333     4,404          4    (175,387)         -
                                              --------     --------   --------   -------    -------   ---------   --------
Total revenues............................     145,761       11,292    575,476     6,782      6,904    (181,063)   565,152
                                              --------     --------   --------   -------    -------   ---------   --------
Product purchases.........................     103,008          504    572,687         -        (25)   (175,031)   501,143
Plant operating expense...................      13,062           17          -     2,268        256        (341)    15,262
Oil and gas exploration
    and production expense................           -        4,146          -         -          -           -      4,146
                                              --------     --------   --------   -------    -------   ---------   --------
Operating profit..........................    $ 29,691     $  6,625   $  2,789   $ 4,514    $ 6,673   $  (5,691)  $ 44,601
                                              ========     ========   ========   =======    =======   =========   ========

Depreciation, depletion and amortization..       8,571        2,889         40       424      1,385           -     13,309
Interest expense..........................                                                                           8,218
Gain on sale of assets....................                                                                          (5,299)
Selling and administrative expense........                                                                           7,389
                                                                                                                  --------
Income before income taxes................                                                                        $ 20,984
                                                                                                                  ========

Identifiable assets.......................    $547,611     $101,802   $     75   $47,213    $37,710   $       -   $734,411
                                              ========     ========   ========   =======    =======   =========   ========


LEGAL PROCEEDINGS

  Reference is made to "Part II - Other Information - Item 1. Legal Proceedings," of this Form 10-Q.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

  The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three
months ended March 31, 2001 and 2000.   Prior period amounts have been
reclassified as appropriate to conform to the presentation used in 2001. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three months ended March 31, 2001 compared to the three months ended March 31, 2000
(Dollars in thousands, except per share amounts and operating data).

                                               Three Months Ended
                                                    March 31,
                                              --------------------  Percent
                                                 2001       2000     Change
                                              ----------  --------  -------
Financial results:
Revenues....................................  $1,197,276  $565,152      112
Gross profit................................      80,779    36,591      121
Net income..................................      40,590    13,006      212
Earnings per share of common stock..........        1.17       .32      266
Earnings per share of common stock-diluted..        1.08       .32      238
Net cash provided by operating activities...  $  106,544  $  9,365    1,038

Operating data:
Average gas sales (MMcf/D)..................       1,665     1,800       (8)
Average NGL sales (MGal/D)..................       2,230     3,125      (29)
Average gas prices ($/Mcf)..................  $     6.97  $   2.52      177
Average NGL prices ($/Gal)..................  $      .63  $    .48       31

  Net income increased $27.6 million for the three months ended March 31, 2001 compared to the same period in 2000. The increase in net income was primarily attributable to significantly higher gas and NGL prices in the first quarter of 2001 compared to the same period last year, increased production from the Powder River coal bed methane development, improved marketing margins and a net increase in after-tax gain of $3.2 million from the sale of assets in the first quarter of 2001 as compared to the same period in 2000. These increases were partially offset by a net increase in after-tax losses on hedging activities on our equity gas and NGLs of $7.3 million in the first quarter of 2001 as compared to the same period in 2000.

  Revenues from the sale of gas increased $632.0 million to $1,044.9 million for the three months ended March 31, 2001 compared to the same period in 2000.
This increase was due to an improvement in product prices in 2001 which more than offset a reduction in sales volume. Average gas prices realized by us increased $4.45 per Mcf to $6.97 per Mcf for the quarter ended March 31, 2001 compared to the same period in 2000. Average gas sales volumes decreased 135 MMcf per day to 1,665 MMcf per day for the quarter ended March 31, 2001 compared to the same period in 2000. This decrease was due to an intentional reduction by us in our third-party transactions in the first quarter of 2001 due to the high price of natural gas and its impact on the credit exposure to our individual counter-parties.

  Revenues from the sale of NGLs decreased approximately $5.9 million for the three months ended March 31, 2001 compared to the same period in 2000. This decrease is primarily due to a reduction in the sale of third-party product which was substantially offset by an improvement in product prices. Also we rejected ethane at our facilities for a portion of the first quarter of 2001 which contributed to the decrease in sales volume. We reject ethane when it is more profitable for us to sell this product as a component of the gas stream rather than as an NGL. Average NGL prices realized by us increased $.15 per gallon to $.63 per gallon for the three months ended March 31, 2001 compared to
the same period in 2000.   Average NGL sales volumes decreased 895 MGal per day
to 2,230 MGal per day for the three months ended March 31, 2001 compared to the same period in 2000.

  Product purchases increased by $585.5 million for the quarter ended March 31, 2001 compared to the same period in 2000 as a result of the increase in commodity prices. Overall, combined product purchases as a percentage of sales of all products increased to 98% in the first quarter of 2001 from 91% in the first quarter of 2000. The prices received and paid for the sale and purchase of third-party product increased with commodity prices; however, the net margin received from this activity did not increase proportionally.

  Marketing margins on residue gas averaged $.06 per Mcf in the first quarter of 2001. This represents a significant increase as compared to the margin realized during the same period during 2000 of $.02 per Mcf. The increase in margin in the first quarter of 2001 is primarily due to our adoption of mark-to-market accounting. Under this method of accounting, the margin to be realized over the term of the sales agreement is recorded in the month of origination. To the extent this amount includes margin to be recognized beyond the current quarter it is included in the financial statement caption Unrealized gain in marketing activities. Also contributing to the increase in the margin realized in the first quarter of 2001 was the effect of the current volatile market conditions and our ability to benefit from these conditions through our transportation arrangements. Marketing margins on NGLs remained relatively constant at approximately $.008 per gallon for each of the quarters ended March 31, 2001 and
2000.   There is no assurance, however, that these market conditions for our gas and NGL products and related margins will continue in the future, that we will be in a similar position to benefit from them or that we will continue to originate the same amount of transactions in future quarters. In addition, during the first quarter of 2001, we reserved a total of $1.0 million for doubtful accounts. This reserve is not included in the calculation of the marketing margins and is reported in Selling and administrative expenses.

  Oil and gas exploration and production expenses increased $5.6 million for the quarter ended March 31, 2001 compared to the same period in 2000. These increases are due to increased production taxes and lease operating expenses resulting from our increased drilling and production activities in the Powder River coal bed methane development.

  In the first quarter of 2001, we realized a net pre-tax gain of $11.2 million on the sale of our wholly-owned subsidiary, Pinnacle Gas Treating, Inc. In the first quarter of 2000, we realized a net pre-tax gain of $5.3 million on the sale of our California subsidiary, Western Gas Resources - California, Inc.

Other Information

  Bethel Treating Facility. In December 2000, we signed an agreement with Anadarko Petroleum corporation for the sale of all the outstanding stock of our wholly-owned subsidiary, Pinnacle for $38.0 million. The only asset of this subsidiary was a 300 MMcf per day treating facility and 86 miles of associated gathering located in east Texas. The sale closed in January 2001 and resulted in a net pre-tax gain for financial reporting purposes of $11.2 million in the first quarter of 2001.

  Western Gas Resources-California, Inc. In January 2000, we sold all of the outstanding stock of our wholly-owned subsidiary, WGR-California for $14.9 million. The only asset of this subsidiary was a 162-mile pipeline in the Sacramento basin of California. We acquired the pipeline through the exercise of an option in a transaction that closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.3 million in the first quarter of 2000.

  The proceeds from these sales were used initially to reduce borrowings outstanding on the Revolving Credit Facility.

  Westana. In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company were reflected in revenues in Other, net on the Consolidated Statement of Operations. Since March 2000, the results of these operations have been fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company was reclassed from Other assets to Property and equipment.

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

  With our improved financial position, in 2001, we will actively evaluate acquisitions of either assets or companies. These acquisitions can be related to gathering and processing or production with emphasis on properties located in the Rocky Mountains or Canada. Capital expenditures budgeted for existing operations in 2001 are estimated to be approximately $136.4 million. This includes approximately $71.8 million related to gathering, processing and pipeline assets and approximately $46.8 million for the acquisition of undeveloped acreage and development of gas reserves in the Powder River basin. This budget will be increased to provide for acquisitions if approved by our board of directors. In the first quarter of 2001, our capital expenditures totaled $26.1 million.

  We consistently seek to improve the profitability of our existing operations by increasing natural gas throughput levels through new well connections and expansion of our gathering systems, increasing our efficiency through the modernization of equipment and consolidation of existing gathering and processing facilities, evaluating the economic performance of each of our operating facilities to ensure that a targeted rate of return is achieved and controlling operating and overhead expenses.

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

  We selectively participate in exploration and production activities largely to secure additional gas supply for our facilities. Beginning in 1997, we substantially increased our investment in the acquisition of undeveloped acreage and development of the Powder River basin coal bed methane. We have acquired drilling rights on approximately 530,000 net acres in the basin. At December 31, 2000 we had proved developed and undeveloped reserves of approximately 350 Bcf on a portion of this acreage. We also have participated in the development of properties in southwest Wyoming and Colorado. These properties have an additional 58Bcf of proved developed and undeveloped reserves. This represents an increase of approximately 50% in our proved reserves from December 31, 1999. We also estimate a net total of 1.9 Tcf of probable or possible reserves on an unrisked basis associated with undeveloped acreage in these areas. There can be no assurance, however, as to the ultimate recovery of these probable or possible reserves. We will also consider investing in other exploration and production prospects that we consider to be low risk and complementary to our other business segments.

  We will continue to invest in projects that complement and extend our core natural gas gathering, processing, production and marketing businesses including the consideration of expansion into additional geographic areas in the continental United States and Canada.

  In the third quarter of 2000, our board of directors began a search to identify and evaluate both internal and external candidates to replace our current Chief Executive Officer and President, Lanny Outlaw who had informed the board of his intention to retire May 31, 2001 in accordance with his contract. In May 2001, Mr. Outlaw agreed to postpone his retirement until November 30, 2001 in order to allow the board of directors to continue its efforts to secure the ideal candidate as his successor. Mr. Outlaw intends to serve his remaining term on the board of directors which expires in May 2003.

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

  We believe that our cash and cash equivalents, the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities, will provide us with sufficient funds to connect new reserves, maintain our existing facilities, complete our current capital expenditure program, make any scheduled debt principal payments and make any scheduled dividend payments on our preferred stock. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure additional capital is in some cases restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash and cash equivalents, cash provided by operating activities and amounts available under our Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for the remainder of 2001, and in 2002 and 2003.

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

  Our sources and uses of funds for the quarter ended March 31, 2001 are summarized as follows (dollars in thousands):

Sources of funds:
     Borrowings under revolving credit facility.......................  $248,250
     Proceeds from the dispositions of property and equipment.........    38,075
     Net cash provided by operating activities........................   106,544
     Proceeds from exercise of common stock options...................       955
     Other............................................................         -
                                                                        --------
       Total sources of funds.........................................  $393,824
                                                                        ========
Uses of funds:
     Payments related to long-term debt (including debt issue costs)..  $301,953
     Capital expenditures.............................................    25,908
     Re-purchase of $2.28 Cumulative Perpetual Preferred Stock........       129
     Dividends paid...................................................     4,205
     Contributions to equity investees................................       169
                                                                        --------
       Total uses of funds............................................  $332,364
                                                                        ========

  Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We store gas and NGLs primarily to ensure an adequate supply for long-term sales contracts and for resale during periods when prices are favorable. We held gas in storage and in imbalances of approximately
2.4 Bcf at an average cost of $5.03 per Mcf at March 31, 2001 compared to 4.7 Bcf at an average cost of $2.21 per Mcf at March 31, 2000 under storage contracts at various third-party facilities. At March 31, 2001, we had hedging contracts in place for anticipated sales of approximately 2.1 Bcf of stored gas at a weighted average price of $5.61 per Mcf for the stored inventory.

  We held NGLs in storage under exchange agreements of 5,831MGal, consisting primarily of propane and normal butane, at an average cost of $.44 per gallon and 4,700 MGal at an average cost of $.30 per gallon at March 31, 2001 and 2000,
respectively, at various third-party storage facilities.   At March 31, 2001, we
had no significant hedging contracts in place for anticipated sales of stored NGLs.

Preferred Stock Repurchase Program

  In the first quarter of 2001, we purchased in open market transactions a total of 5100 shares of our $2.28 cumulative preferred stock for a total cost, including broker commissions, of approximately $129,000, or an average of $25.25
per share of preferred stock.   These shares will be retired.  Our board of
directors has authorized the re-purchase from time to time of up to an additional $1.0 million of preferred stock in open market transactions.

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

  As of March 31, 2001, we have expended $26.1 million, consisting of the following: (i) $7.8 million related to gathering, processing and pipeline assets, of which $1.3 million is for maintaining existing facilities; (ii) $15.1 million related to exploration and production activities; and (iii) $3.2 million for miscellaneous items.

  Coal Bed Methane - We continue to develop our Powder River basin coal bed methane gathering system and our coal seam gas reserves in Wyoming. The Powder River Basin coal bed methane area is currently one of the largest on-shore plays for the development of natural gas in the United States. In the first quarter of 2001, we continued to be the largest producer of natural gas (together with our partner), the largest gatherer of natural gas and the largest gas transporter out of the basin. At March 31, 2001, we held the drilling rights on approximately 800,000 gross acres, or 530,000 net acres, in the basin. As of December 31, 2000, we had established proven developed and undeveloped reserves totaling 350 Bcf on a portion of this acreage. This represented a 50% increase in proved reserves as compared to December 31, 1999. As of December 31, 2000, we also estimated that there was a net total of 1.6 Tcf of probable reserves on an unaudited and unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these probable reserves. The average drilling, completion and gathering cost for our coal bed methane gas wells is approximately $70,000 to $90,000 per well with proved reserves per well of approximately 320 MMcf. Our average finding and development costs in this area are estimated to be $.32 per Mcf. As deeper wells are drilled to the Big George coal, reserves per well are expected to increase as will the average cost per well. It is expected that the deeper Big George wells will result in a higher rate of return. Total production from wells in which we own an interest has increased from an average of approximately 128 MMcf/D at December 31, 1999 to 208 MMcf/D at March 31, 2001. In addition to the revenues earned from the production of our coal bed methane gas, we also earn fees for gathering and transporting the natural gas. At March 31, 2001, we were gathering 265 MMcf per day of our own production and of other third-party producers. Of that volume, approximately 136 MMcf per day was transported through our MIGC pipeline.

  Future drilling on federal acreage will be delayed subject to completion of the Powder River Basin Oil & Gas Environmental Impact Statement. This study is anticipated to be completed in the second quarter of 2002. Our drilling plans for 2001 are not expected to be substantially impacted by this study due to our large inventory of non-federal drilling locations and the issuance of drilling permits by the Bureau of Land Management, BLM, for approximately 250 well locations to prevent drainage of federal acreage.

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

  Our capital budget in this area provides for expenditures of approximately $67.2 million during 2001. This capital budget includes approximately $46.8 million for drilling costs for our interest in approximately 840 wells, production equipment and undeveloped acreage and $20.4 million for compression. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. Due to drilling and regulatory uncertainties which are beyond our control, we can make no assurance that we will incur this level of capital expenditure. In the first quarter of 2001, capital expenditures in this area totaled $12.7 million.

  In December 1998, we joined with other industry participants to form Fort Union Gas Gathering, L.L.C., to construct a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We own a 13% equity interest in Fort Union and are the construction manager and field operator. The gathering header has a capacity of approximately 435 MMcf/D with expansion capability and in March 2001 it had throughput of approximately 261 MMcf/D. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. The gathering header and treating system initially went into service in September 1999 and was project financed, requiring a cash investment by us of approximately $900,000. In conjunction with the project financing, we also entered into a ten year agreement for firm gathering services on 60 MMcf/D of capacity at $.14 per Mcf on Fort Union beginning in December 1999. In the fourth quarter of 2000, we and the other participants in the Fort Union Gas Gathering, L.L.C. approved an expansion of the system. Construction of the 62 mile expansion has begun and will increase the system capacity by an additional 200 MMcf/D. This project is expected to be completed in the third quarter of 2001. This expansion, which is anticipated to cost $25.7 million, will be project financed and will require an additional cash investment by us of approximately $500,000. Also in connection with the expansion, we will increase our commitment for firm gathering services by an additional 23 MMcf/D of capacity at $.14 per Mcf .

  Southwest Wyoming.   Our facilities in southwest Wyoming are comprised of the
Granger and Lincoln Road facilities, or collectively the Granger Complex, and our Red Desert facility. These facilities have a combined operational capacity of 327 MMcf/D and processed an average of 181 MMcf/D in the first quarter of 2001. Our capital budget in this area provides for expenditures of approximately $13.1 million during 2001. This capital budget includes approximately $5.8 million for drilling costs and production equipment and approximately $7.3 million related to the gathering systems and plant facilities. Due to drilling and regulatory uncertainties which are beyond our control, we can make no assurance that we will incur this level of capital expenditure. During the first quarter of 2001, we expended $4.4 million in this area.

  Under a 1997 agreement with an active producer in this area, we established a
1.8 million acre area of mutual interest (AMI), in which we participate in approximately 248,000 gross acres, or approximately 35,400 net acres. Approximately 4,000 gross acres, or approximately 600 net acres have proven reserves. We have also entered into agreements with the producer, or its assigns, for the gathering and processing of natural gas, which may be developed on 16 prospects within the AMI. Through March 31, 2001, we participated in 20 gross development wells, or 2 net development wells, in the Jonah field of southwest Wyoming. We did not participate in any exploratory wells in the Hoback basin during the first quarter of 2001. We expect to participate in the drilling of 18 gross wells, or 2 net wells in this area during 2001. The average drilling and completion costs per gross well are approximately $2.4 million and the average well depth in this area approximates 13,000 feet. Our average finding and development costs are estimated to be $.57 per Mcf . We have established proven developed and undeveloped reserves totaling 52 Bcf at December 31, 2000. This represents a 73% increase as compared to December 31, 1999. We also estimate a net total of 278 Bcf of reserves on an unaudited and unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these probable reserves.

Financing Facilities

  Revolving Credit Facility.   The Revolving Credit Facility is with a syndicate
of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a three-year $167 million Revolving Credit Facility, or Tranche B. At March 31, 2001, no amounts were outstanding under this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At March 31, 2001, the annual interest rate payable on any borrowings under this facility would have been 6.5%. We are required to maintain a total debt to capitalization ratio of not more than 55%, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.80 to 1.0 through September 30, 2001 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of our significant subsidiaries. We generally utilize excess daily funds to reduce any outstanding balances on the Revolving Credit Facility and associated interest expense.

  Master Shelf Agreement.   In December 1991, we entered into a Master Shelf
Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at March 31, 2001 are as indicated in the following table (dollars in thousands):

                                 Interest       Final
Issue Date             Amount      Rate       Maturity                   Principal Payments Due
                     ----------  -------  -----------------  -----------------------------------------------
October 27, 1992       $ 25,000    7.99%  October 27, 2003   $8,333 on each of October 27, 2001 through 2003
December 27, 1993        25,000    7.23%  December 27, 2003  single payment at maturity
October 27, 1994         25,000    9.05%  October 27, 2001   single payment at maturity
October 27, 1994         25,000    9.24%  October 27, 2004   single payment at maturity
July 28, 1995            50,000    7.61%  July 28, 2007      $10,000 on each of July 28, 2003 through 2007
                        -------
                       $150,000
                       ========

  Under our agreement with Prudential, we are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of not more than 40% through March 2002 and not more than 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 2.75 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than
4.50 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $75.0 million was available at March 31, 2001. We are currently paying an annual fee of 0.50% on the amounts outstanding on the Master Shelf Agreement. This fee will continue until we receive an implied investment grade rating on our senior secured debt. Borrowings under the Master Shelf Agreement are guaranteed and secured via a pledge of the stock of our significant subsidiaries.

  Senior Subordinated Notes. In 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement with a final maturity of 2009 due in a single payment which were subsequently exchanged for registered publicly tradable notes under the same terms and conditions. The Subordinated Notes bear
interest at 10% and were priced at 99.225% to yield 10.125%.   These notes
contain maintenance covenants which include limitations on debt incurrence, restricted payments, liens and sales of assets. The Subordinated Notes are unsecured and are guaranteed on a subordinated basis by some of our subsidiaries. We incurred approximately $5.0 million in offering commissions and expenses which have been capitalized and are being amortized over the term of the notes.

  Covenant Compliance.   We were in compliance with all covenants in our debt
agreements at March 31, 2001. Taking into account all the covenants contained in these agreements, we had approximately $202 million of available borrowing capacity at March 31, 2001.

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

  We enter into futures transactions on the New York Mercantile Exchange, or NYMEX, and the Kansas City Board of Trade and through OTC swaps and options with various counter parties, consisting primarily of financial institutions and other natural gas companies. We conduct our standard credit review of OTC counter parties and have agreements with these parties that contain collateral requirements. We generally use standardized swap agreements that allow for offset of positive and negative exposures. OTC exposure is marked-to-market daily for the credit review process. Our OTC credit risk exposure is partially limited by our ability to require a margin deposit from our major counter parties based upon the mark-to-market value of their net exposure. We are subject to margin deposit requirements under these same agreements. In addition, we are subject to similar margin deposit requirements for our NYMEX counter parties related to our net exposures.

  The use of financial instruments may expose us to the risk of financial loss in certain circumstances, including instances when (i) equity volumes are less than expected, (ii) our customers fail to purchase or deliver the contracted quantities of natural gas or NGLs, or (iii) our OTC counter parties fail to perform. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of favorable price changes in the physical market. However, we are similarly insulated against decreases in these prices.

  For the remaining three quarters of 2001, we have entered into hedging positions for approximately 50,000 MMbtus per day of its equity gas volumes at an average of $4.34 per MMbtu. These positions represent approximately 48 percent of the Western's projected equity gas volumes in 2001.For 2002, Western has hedged approximately 52,000 MMbtus per day, or 35 percent of its projected 2002 equity gas production, with collar structures providing for an average minimum price of $3.71 per MMbtu and an average maximum price of $6.32 per MMbtu. These prices are NYMEX-equivalents.

  As of March 31, 2001, we had purchased puts for 125,000 barrels per month, for the remainder of 2001, of NYMEX monthly average settlement of $23.96 per barrel to hedge a portion of our equity production of natural gasoline, condensates, butanes and crude oil.

  As of March 31, 2001, we had purchased puts for 125,000 barrels per month, for the remainder of 2001, of OPIS Mt. Belvieu monthly average settlement of $.434 per gallon to hedge a portion of our equity production of propane for 2001.

  As of March 31,2001, we had purchased puts for 60,000 barrels per month, for the remainder of 2001, of OPIS Mt. Belvieu monthly average settlement of $.3175 per gallon of purity ethane to hedge a portion of our equity production of ethane for 2001.

  As of March 31, 2001, we did not hold any crude oil or NGL futures, swaps or options for settlement beyond 2001.

  We enter into speculative futures, swap and option trades on a very limited basis for purposes that include testing of hedging techniques. Our policies contain strict guidelines for such trading including predetermined stop-loss requirements and net open positions limits. Speculative futures, swap and option positions are marked-to-market at the end of each accounting period and any gain or loss is recognized in income for that period. Net gains or losses from such speculative activities for the quarters ended March 31, 2001 and 2000 were not material.

  Foreign Currency Derivative Market Risk. As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of March 31, 2001, the net notional value of such contracts was approximately $6.8 million in Canadian dollars, which approximates its fair market value.

  Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board, the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we are required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Also on January 1, 2001, we adopted mark-to-market accounting for the remainder of our marketing activities which, for various reasons, are not designated or qualified as hedges under SFAS 133. Upon the adoption of SFAS No. 133 and mark-to-market accounting on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $22.5 million, an increase to Current assets of $52.6 million, an increase to Current liabilities of $86.9 million, an increase to Other long-term liabilities of $1.2 million and a decrease in Deferred income taxes payable of $12.9 million.

  Of the $22.5 million decrease to Accumulated other comprehensive income resulting from the January 1, 2001 adoption of SFAS 133, $14.1 million was reversed in the first quarter of 2001 with gains and losses from the underlying transactions recognized through operating income. An additional $7.1 million of this transition entry is currently anticipated to be recognized through operating income in the remaining three quarters of 2001.

  The non-cash impact to our results of operations in the first quarter of 2001 resulting from the adoption of mark-to-market accounting for our marketing activities resulted in additional pre-tax income of $5.0 million.

Principal Facilities

  The following tables provide information concerning our principal facilities at March 31, 2001. We also own and operate several smaller treating, processing and transmission facilities located in the same areas as our other facilities.

                                                                                   Average for the Quarter Ended
                                                                                           March 31, 2001
                                                     Gas           Gas       -------------------------------------------
                                                  Gathering     Throughput       Gas             Gas            NGL
                                   Year Placed     System        Capacity     Throughput     Production      Production
      Plant Facilities (1)         In Service     Miles (2)    (MMcf/D) (3)  (MMcf/D) (4)   (MMcf/D) (5)    (MGal/D) (5)
---------------------------------  -----------  -------------  ------------  ------------  ---------------  ------------
 Texas
  Gomez Treating.................         1971           385           280           100               93             -
  Midkiff/Benedum................         1955         2,188           165           144               95           860
  Mitchell Puckett Gathering.....         1972            91           120            82               54             1
Louisiana
  Toca (7)(8)....................         1958             -           160           120              115            96
Wyoming
  Coal Bed Methane
   Gathering.....................         1990           444           223           252              235             -
  Fort Union Gas Gathering.......         1999           106           450           261              261             -
  Granger (7)(9)(10).............         1987           492           235           149              127           268
  Hilight Complex (7)............         1969           626            80            64               60            67
  Kitty/Amos Draw (7)............         1969           314            17             9                6            37
  Lincoln Road (10)..............         1988           149            50            18               16            20
  Newcastle (7)..................         1981           146             5             3                2            16
  Red Desert (7).................         1979           111            42            14               12            23
  Reno Junction (9)..............         1991             -             -             -                -            80
Oklahoma
  Chaney Dell....................         1966         2,065           180            71               56           108
  Westana........................         1986           958            45            59               53            61
 New Mexico
  San Juan River (6).............         1955           140            60            26               21             7
 Utah
  Four Corners Gathering.........         1988           104            15             2                2             3
                                                       -----         -----         -----            -----         -----
   Total.........................                      8,319         2,127         1,374            1,208         1,647
                                                       =====         =====         =====            =====         =====

                                                               Average for the Quarter Ended
                                                                      March 31, 2001
                                                               -----------------------------
                                                                 Pipeline        Gas
                                   Year Placed  Transmission    Capacity     Throughput
    Transmission Facilities (1)    In Service    Miles (2)      (MMcf/D) (2) (MMcf/D) (4)
---------------------------------  -----------  ------------   -----------   -----------
MIGC (11)(13)....................         1970           245           130           183
MGTC (12)........................         1963           252            18            13
                                                       -----         -----         -----
  Total..........................                        497           148           196
                                                       =====         =====         =====


Footnotes on following page.

(1) Our interest in all facilities is 100% except for Midkiff/Benedum (73%), Newcastle (50%) and Fort Union gathering system (13%). We operate all facilities and all data includes our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility. Unless otherwise indicated, all facilities shown in the table are gathering and processing facilities.
(2) Gas gathering system miles, interconnect and transmission miles, and pipeline capacity are as of March 31, 2001.
(3) Gas throughput capacity is as of March 31, 2001 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(4) Aggregate wellhead natural gas volumes collected by a gathering system or volumes transported by a pipeline.
(5) Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(6) Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(7) Fractionation facility (capable of fractionating raw NGLs into end-use products).
(8) Straddle plant, or a plant located near a transmission pipeline that processes gas dedicated to or gathered by a pipeline company or another third party.
(9)  NGL production includes conversion of third-party feedstock to iso-butane.
(10) We acquired the remaining 28% interest in Lincoln Road in December 2000.
     We are currently processing all gas gathered through the Lincoln Road gathering system at our Granger facility.
(11) MIGC is an interstate pipeline located in Wyoming and is regulated by the Federal Energy Regulatory Commission.
(12) MGTC is a public utility located in Wyoming and is regulated by the Wyoming Public Service Commission.
(13) Pipeline capacity represents capacity at the Powder River junction only and does not include northern delivery points.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

Western Gas Resources, Inc., Mountain Gas Resources, Inc., v. R.I.S. Resources International Corporation, a British Columbia, Canada corporation, RIS Resources
(USA) Inc., a Texas Corporation, United States District Court, Colorado, Civil Action No. 00-S-599. Our wholly-owned subsidiary, Mountain Gas, was a defendant in prior litigation, styled as McMurry Oil Company, et al. v. TBI Exploration, Inc., Mountain Gas Resources, Inc. and Wildhorse Energy Partners, LLC, District Court, Ninth Judicial District, Sublette County, Wyoming, Civil Action No. 5882, which was settled in 2000, on all issues for substantially less than the amount claimed. Western Gas and Mountain Gas filed a complaint against RIS Resources
(USA), Inc., Mountain Gas' jointventure partner in the Bird Canyon pipeline in Wyoming, for reimbursement of 50% of the settlement amount, which was paid in full by Mountain Gas. RIS asserted counterclaims for slander of title and intentional interference with prospective business advantage seeking an unspecified amount of damages, including punitive damages and other relief. On May 8, 2001, the Company and RIS entered a confidential settlement of the litigation pursuant to which Mountain Gas acquired all of RIS' interest in the Bird Canyon pipeline. The parties have filed with the court a joint stipulation of dismissal with prejudice of the litigation. Each party will bear its own fees and costs.

Western Gas Resources, Inc., v. Amerada Hess Corporation, District Court, Denver County, Colorado, Civil Action No. 00-CV-1433. We were a defendant in prior litigation, styled as Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332, which was settled in 2000 for an amount which did not have a material impact on the Company's results of operations or financial position. We are seeking reimbursement from Amerada Hess under a contractual indemnity. We have amended our original complaint and requested a jury trial in this case. Both parties filed cross motions for summary judgment. The trial court postponed the trial date for this case scheduled for the last week of April 2001. The trial court indicated that it will rule on the parties' cross motions for summary judgment on liability, and will re-instate a new trial date if necessary, after this ruling.

Other.   We are involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


(a)  Exhibits:

     10.24 Sixth Amendment dated April 26, 2001 to Loan Agreement dated April 29, 1999 by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders.

     10.25 Letter Amendment No. 5 dated March 30, 2001 to Second Amended and Restated Master Shelf Agreement dated December 19, 1991 by and between Western Gas Resources, Inc and The Prudential Insurance Company of America.

     10.26 Intercreditor Agreement dated April 26, 2001 by and among Western Gas Resources, Inc., Bank of America, N.A., and The Prudential Insurance Company of America.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed on March 30, 2001 to notify our stockholders of the adoption of a stockholder rights plan and the rights dividend distribution, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN GAS RESOURCES, INC.
                                      ---------------------------
                                      (Registrant)


Date: May 14, 2001                    By: /s/ LANNY F. OUTLAW
                                          -------------------
                                          Lanny F. Outlaw
                                          Chief Executive Officer and President


Date: May 14, 2001                    By: /s/WILLIAM J. KRYSIAK
                                          ---------------------
                                          William J. Krysiak
                                          Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)