Form 10-Q/A
period 2001-03-31
WESTERN GAS RESOURCES INC
filed 2001-05-23
CIK 856716

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549
                            ----------------------

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

                          WESTERN GAS RESOURCES, INC.
                          ---------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          84-1127613
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

12200 N. Pecos Street, Denver, Colorado                      80234-3439
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
On May 1, 2001, there were 32,497,723 shares of the registrant's Common Stock outstanding.

This Form 10-Q/A for the quarter ending March 31, 2001 is being filed to correct the Consolidated Balance Sheet line item for Treasury Stock, at cost, located in
Part I, Item 1.

                          Western Gas Resources, Inc.
                                   Form 10-Q
                               Table of Contents

PART I - Financial Information                                                                                        Page
------------------------------                                                                                        ----

     Item 1.    Financial Statements
                Consolidated Balance Sheet - March 31, 2001 and December 31, 2000....................................    3

                Consolidated Statement of Cash Flows - Three Months Ended March 31, 2001
                and 2000.............................................................................................    4

                Consolidated Statement of Operations - Three Months Ended March 31, 2001 and 2000....................    5

                Consolidated Statement of Changes in Stockholders' Equity - Three Months Ended
                March 31, 2001.......................................................................................    6

                Notes to Consolidated Financial Statements...........................................................    7


     Signatures......................................................................................................   11

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                          WESTERN GAS RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (Dollars in thousands, except share data)

                                                                                               March 31,      December 31,
       ASSETS                                                                                   2001               2000
       ------                                                                               ------------      ------------
                                                                                             (unaudited)
Current assets:
    Cash and cash equivalents.........................................................      $     74,387      $     12,927
    Trade accounts receivable, net....................................................           356,393           546,791
    Product inventory.................................................................            14,364            44,822
    Parts inventory...................................................................             3,102             3,489
    Assets from price risk management activities......................................            31,156                 -
    Assets held for sale..............................................................                 -            25,001
    Other ............................................................................             2,953             2,654
                                                                                            ------------      ------------
       Total current assets...........................................................           482,355           635,684
                                                                                            ------------      ------------
Property and equipment:
    Gas gathering, processing, storage and transportation.............................           862,690           856,982
    Oil and gas properties and equipment (successful efforts method)..................           156,864           139,084
    Construction in progress..........................................................            57,457            58,319
                                                                                            ------------      ------------
                                                                                               1,077,011         1,054,385
    Less:  Accumulated depreciation, depletion and amortization.......................          (320,096)         (306,651)
                                                                                            ------------      ------------
       Total property and equipment, net..............................................           756,915           747,734
                                                                                            ------------      ------------
Other assets:
    Gas purchase contracts (net of accumulated amortization of $33,840 and
       $33,357, respectively).........................................................            34,316            34,798
    Assets from price risk management activities......................................               670                 -
    Other ............................................................................            14,327            13,206
                                                                                            ------------      ------------
    Total other assets................................................................            49,313            48,004
                                                                                            ------------      ------------
TOTAL ASSETS..........................................................................      $  1,288,583      $  1,431,422
                                                                                            ============      ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
    Accounts payable..................................................................      $    401,309      $    581,563
    Accrued expenses..................................................................            35,276            25,094
    Liabilities from price risk management activities.................................            39,728                 -
    Dividends payable.................................................................             4,209             4,205
                                                                                            ------------      ------------
       Total current liabilities......................................................           480,522           610,862
Long-term debt........................................................................           305,000           358,700
Liabilities from price risk management activities.....................................               385                 -
Other long-term liabilities...........................................................             2,559             2,646
Deferred income taxes payable, net....................................................            79,550            67,680
                                                                                            ------------      ------------
Total liabilities.....................................................................           868,016         1,039,888
                                                                                            ------------      ------------
Stockholders' equity:
    Preferred Stock; 10,000,000 shares authorized:
       $2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued
          ($35,000,000 aggregate liquidation preference)..............................               140               140
       $2.625 cumulative convertible preferred stock, par value $.10; 2,760,000
          issued ($138,000,000 aggregate liquidation preference)......................               276               276
    Common stock, par value $.10; 100,000,000 shares authorized; 32,497,723 and
          32,361,131 shares issued, respectively .....................................             3,275             3,265
    Treasury stock, at cost; 25,016 common shares and 44,290 shares of $2.28 cumulative
          preferred stock in treasury.................................................            (1,907)           (1,778)
    Additional paid-in capital........................................................           401,102           400,157
    Retained earnings (deficit).......................................................            24,561           (11,820)
    Accumulated other comprehensive income............................................            (5,996)            2,178
    Notes receivable from key employees secured by common stock.......................              (884)             (884)
                                                                                            ------------      ------------
       Total stockholders' equity.....................................................           420,567           391,534
                                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................      $  1,288,583      $  1,431,422
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                2001              2000
                                                                                            ------------      ------------
Reconciliation of net income to net cash provided by operating activities:
Net income............................................................................      $     40,590      $     13,006
Add income items that do not affect cash:
    Depreciation, depletion and amortization..........................................            14,478            13,309
    Gain on the sale of property and equipment........................................           (11,223)           (5,299)
    Deferred income taxes.............................................................            16,719             7,441
    Non-cash change in fair value of derivatives......................................            (5,049)                -
    Other non-cash items, net.........................................................                 8               929
                                                                                            ------------      ------------
                                                                                                  55,523            29,386
                                                                                            ------------      ------------

Adjustments to working capital to arrive at net cash provided by operating activities:
    (Increase) decrease in trade accounts receivable..................................           190,454           (31,234)
    Decrease in product inventory ....................................................            30,458            22,762
    Decrease in parts inventory ......................................................               387             1,066
    (Increase) decrease in other current assets.......................................              (299)            7,937
    Decrease in other assets and liabilities, net.....................................             8,076                37
    Decrease in accounts payable......................................................          (180,254)           (5,614)
    (Increase) decrease in accrued expenses...........................................             2,199           (14,975)
                                                                                            ------------      ------------

Net cash provided by operating activities.............................................           106,544             9,365
                                                                                            ------------      ------------
Cash flows from investing activities:
    Purchases of property and equipment...............................................           (25,908)          (28,498)
    Proceeds from the dispositions of property and equipment .........................            38,075            15,057
    Contributions to equity investees.................................................              (169)                -
                                                                                            ------------      ------------

Net cash provided by (used in) investing activities...................................            11,998           (13,441)
                                                                                            ------------      ------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options....................................               955                71
    Repurchase of $2.28 cumulative preferred stock....................................              (129)                -
    Payments on revolving credit facility.............................................          (301,953)         (293,286)
    Borrowings under revolving credit facility........................................           248,250           291,350
    Payments on notes.................................................................                 -                 -
    Dividends paid....................................................................            (4,205)           (4,217)
                                                                                            ------------      ------------

Net cash used in financing activities.................................................           (57,082)           (6,082)
                                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents..................................            61,460           (10,158)
Cash and cash equivalents at beginning of period......................................            12,927            14,062
                                                                                            ------------      ------------
Cash and cash equivalents at end of period ...........................................      $     74,387      $      3,904
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

                          WESTERN GAS RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                2001              2000
                                                                                            -------------    -------------
Revenues:
    Sale of gas....................................................................         $   1,044,876    $     413,816
    Sale of natural gas liquids....................................................               129,477          135,388
    Processing, transportation and storage revenue.................................                16,036           13,885
    Unrealized gain on marketing activities........................................                 5,049                -
    Other, net.....................................................................                 1,838            2,063
                                                                                            -------------    -------------

       Total revenues..............................................................             1,197,276          565,152
                                                                                            -------------    -------------

Costs and expenses:
    Product purchases..............................................................             1,086,600          501,143
    Plant operating expense........................................................                17,037           15,262
    Oil and gas exploration and production expense.................................                 9,605            4,146
    Depreciation, depletion and amortization ......................................                14,478           13,309
    Gain on sale of assets ........................................................               (11,223)          (5,299)
    Selling and administrative expense.............................................                 8,479            7,389
    Interest expense...............................................................                 6,829            8,218
                                                                                            -------------    -------------

       Total costs and expenses....................................................             1,131,805          544,168
                                                                                            -------------    -------------

Income before taxes................................................................                65,471           20,984

Provision for income taxes:
    Current .......................................................................                 8,162              537
    Deferred.......................................................................                16,719            7,441
                                                                                            -------------    -------------

          Total provision for income taxes.........................................                24,881            7,978
                                                                                            -------------    -------------

Net income.........................................................................                40,590           13,006

Preferred stock requirements.......................................................                (2,584)          (2,610)
                                                                                            -------------    -------------

Income attributable to common stock................................................         $      38,006    $      10,396
                                                                                            =============    =============

Earnings per share of common stock.................................................         $        1.17    $         .32
                                                                                            =============    =============

Weighted average shares of common stock outstanding................................            32,405,044       32,165,868
                                                                                            =============    =============

Income attributable to common stock  - assuming dilution...........................         $      39,817    $      10,396
                                                                                            =============    =============

Earnings per share of common stock-assuming dilution...............................         $        1.08    $         .32
                                                                                            =============    =============

Weighted average shares of common stock outstanding-assuming dilution..............            36,757,118       32,459,209
                                                                                            =============    =============

       The accompanying notes are an integral part of the consolidated financial statements.

                          WESTERN GAS RESOURCES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except share amounts)

                                                          Shares of       Shares of       $2.625
                                                           $2.28           $2.28        Cumulative                   Shares
                                                         Cumulative      Cumulative     Convertible    Shares       of Common
                                                         Preferred    Preferred Stock    Preferred   of Common        Stock
                                                           Stock        in Treasury        Stock        Stock      in Treasury
                                                         ----------   ---------------   -----------  ----------    -----------
Balance at December 31, 2000 .........................    1,400,000           39,190    2,760,000    32,361,131         25,016
Comprehensive income:
   Net income, three months ended
     March 31, 2001 ..................................           --               --           --            --             --
   Translation adjustments ...........................           --               --           --            --             --
   Cumulative effect of change in accounting
     principle - January 1, 2001 .....................           --               --           --            --             --
   Reclassification adjustment for settled
     contracts .......................................           --               --           --            --             --
   Changes in fair value of outstanding hedging
     positions .......................................           --               --           --            --             --

   Total comprehensive income, net of tax ............

Stock options exercised ..............................           --               --           --       136,592             --
Tax benefit related to stock options .................           --               --           --            --             --
Loans forgiven .......................................           --               --           --            --             --
Dividends declared on common stock ...................           --               --           --            --             --
Dividends declared on $2.28 cumulative
   preferred stock ...................................           --               --           --            --             --
Dividends declared on $2.625 cumulative
   convertible preferred stock .......................           --               --           --            --             --
Repurchase of $2.28 cumulative
   preferred stock ...................................           --            5,100           --            --             --
                                                         ----------   --------------   ----------    ----------   ------------

Balance at March 31, 2001 ............................    1,400,000           44,290    2,760,000    32,497,723         25,016
                                                         ==========   ==============   ==========    ==========   ============


                                                                             $2.625
                                                                $2.28     Cumulative
                                                             Cumulative    Convertible                               Additional
                                                             Preferred     Preferred        Common      Treasury      Paid-In
                                                               Stock        Stock            Stock        Stock       Capital
                                                            -----------   ------------      ------      ---------   ------------
Balance at December 31, 2000 .........................              140           276         3,265       (1,778)      400,157
Comprehensive income:
   Net income, three months ended
     March 31, 2001 ..................................               --            --            --           --            --
   Translation adjustments ...........................               --            --            --           --            --
   Cumulative effect of change in accounting
     principle - January 1, 2001 .....................               --            --            --           --            --
   Reclassification adjustment for settled
     contracts .......................................               --            --            --           --            --
   Changes in fair value of outstanding hedging
     positions .......................................               --            --            --           --            --


   Total comprehensive income, net of tax ............


Stock options exercised ..............................               --            --            10           --           945
Tax benefit related to stock options .................               --            --            --           --            --
Loans forgiven .......................................               --            --            --           --            --
Dividends declared on common stock ...................               --            --            --           --            --
Dividends declared on $2.28 cumulative
   preferred stock ...................................               --            --            --           --            --
Dividends declared on $2.625 cumulative
   convertible preferred stock .......................               --            --            --           --            --
Repurchase of $2.28 cumulative

   preferred stock ...................................               --            --            --         (129)           --
                                                                   ----     ---------     ---------   ----------    ----------

Balance at March 31, 2001 ............................             $140     $     276     $   3,275   $   (1,907)   $  401,102
                                                                   ====     =========     =========   ==========    ==========

                                                                          Accumulated
                                                                            Other         Notes         Total
                                                           Retained      Comprehensive  Receivable      Stock-
                                                          (Deficit)        Income       from Key      holders'
                                                          Earnings       Net of Tax     Employees      Equity
                                                          ---------      -------------  ----------    --------
Balance at December 31, 2000 .........................     (11,820)        2,178          (884)        391,534
Comprehensive income:
   Net income, three months ended
     March 31, 2001 ..................................      40,590            --            --          40,590
   Translation adjustments ...........................          --           256            --             256
   Cumulative effect of change in accounting
     principle - January 1, 2001 .....................          --       (22,527)           --         (22,527)
   Reclassification adjustment for settled
     contracts .......................................          --        13,429            --          13,429
   Changes in fair value of outstanding hedging
     positions .......................................          --           668            --             668

                                                                                                    ----------

   Total comprehensive income, net of tax ............                                                  32,416
                                                                                                    ----------

Stock options exercised ..............................          --            --            --             955
Tax benefit related to stock options .................          --            --            --              --
Loans forgiven .......................................          --            --            --              --
Dividends declared on common stock ...................      (1,625)           --            --          (1,625)
Dividends declared on $2.28 cumulative
   preferred stock ...................................        (773)           --            --            (773)
Dividends declared on $2.625 cumulative
   convertible preferred stock .......................      (1,811)           --            --          (1,811)
Repurchase of $2.28 cumulative

   preferred stock ...................................          --            --            --            (129)
                                                        ----------    ----------    ----------      ----------

Balance at March 31, 2001 ............................  $   24,561    $   (5,996)   $     (884)     $  420,567
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

     Of the $22.5 million decrease to Accumulated other comprehensive income resulting from the January 1, 2001 adoption of SFAS 133, $14.1 million was reversed in the first quarter of 2001 with gains and losses from the underlying transactions recognized through Total revenues. An additional $7.1 million of this transition entry is currently anticipated to be recognized through Total revenues in the remaining three quarters of 2001.

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

    Each right initially will entitle stockholders to buy one unit consisting of 1/100/th/ of a share of a share of a new series of preferred stock for $180 per unit. The right generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of our then outstanding common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 15 percent or more of our then outstanding common stock. The rights will expire on March 22, 2011.

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

                                         Gas
                                      Gathering                                                        Elim-
                                         and                                  Trans-                  inating
                                      Processing   Production    Marketing    mission  Corporate      Entries        Total
                                      -----------  ----------   ----------    -------  ---------      -------        ------
Quarter ended March 31, 2001
Revenues from unaffiliated
customers...........................  $    14,035  $     721  $ 1,209,769  $    2,675  $    282    $        -  $ 1,227,482
Interest income.....................            -          -            -           -     5,086        (4,802)         284
Other, net..........................            4         (1)     (31,872)          2     1,377             -      (30,490)
Intersegment sales..................      318,073     52,150       11,486       4,267        14      (385,990)           -
                                      -----------  ---------  -----------  ----------  --------    ----------  -----------
Total revenues......................      332,112     52,870    1,189,383       6,944     6,759      (390,792)   1,197,276
                                      -----------  ---------  -----------  ----------  --------    ----------  -----------
Product purchases...................      272,839      2,645    1,188,165        (434)       13      (376,628)   1,086,600
Plant operating expense.............       15,320         30           39       2,094       375          (821)      17,037
Oil and gas exploration
    and production expense..........            -     17,054            -           -         -        (7,449)       9,605
                                      -----------  ---------  -----------  ----------  --------    ----------  -----------
Operating profit....................  $    43,953  $  33,141  $     1,179  $    5,284  $  6,371    $   (5,894) $    84,034
                                      ===========  =========  ===========  ==========  ========    ==========  ===========

Depreciation, depletion and
amortization........................        9,500      3,067           40         415     1,456             -       14,478
Interest expense....................                                                                                 6,829
Gain on sale of assets..............                                                                               (11,223)
Selling and administrative expense..                                                                                 8,479
                                                                                                               -----------
Income before income taxes..........                                                                           $    65,471
                                                                                                               ===========

Identifiable assets.................  $   563,850  $ 141,430  $        57  $   46,808  $ 55,384    $        -  $   807,529
                                      ===========  =========  ===========  ==========  ========    ==========  ===========

                                                Gas
                                            Gathering                                                        Elim-
                                               and                                  Trans-                  inating
                                            Processing   Production    Marketing    mission  Corporate      Entries        Total
                                            -----------  ----------    ---------    -------  ---------      -------        ------
Quarter ended March 31, 2000
Revenues from unaffiliated
customers...........................         $   11,406   $    986  $   551,322  $    2,378  $     26    $       (8) $   566,110
Interest income.....................                 33          2           24           -     5,838        (5,668)         229
Other, net..........................                (20)         -       (2,203)          -     1,036             -       (1,187)
Intersegment sales..................            134,342     10,304       26,333       4,404         4      (175,387)           -
                                            -----------  ---------  -----------  ----------  --------    ----------  -----------
Total revenues......................            145,761     11,292      575,476       6,782     6,904      (181,063)     565,152
                                            -----------  ---------  -----------  ----------  --------    ----------  -----------
Product purchases...................            103,008        504      572,687           -       (25)     (175,031)     501,143
Plant operating expense.............             13,062         17            -       2,268       256          (341)      15,262
Oil and gas exploration
    and production expense..........                  -      4,146            -           -         -             -        4,146
                                            -----------  ---------  -----------  ----------  --------    ----------  -----------
Operating profit....................        $    29,691  $   6,625  $     2,789  $    4,514  $  6,673    $   (5,691) $    44,601
                                            ===========  =========  ===========  ==========  ========    ==========  ===========

Depreciation, depletion and
amortization........................              8,571      2,889           40         424     1,385             -       13,309
Interest expense....................                                                                                       8,218
Gain on sale of assets..............                                                                                      (5,299)
Selling and administrative expense..                                                                                       7,389
                                                                                                                     -----------
Income before income taxes..........                                                                                 $    20,984
                                                                                                                     ===========

Identifiable assets.................        $   547,611  $ 101,802  $        75  $   47,213  $ 37,710    $        -  $   734,411
                                            ===========  =========  ===========  ==========  ========    ==========  ===========

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

                                        WESTERN GAS RESOURCES, INC.
                                        ---------------------------
                                        (Registrant)


Date: May 23, 2001                      By:/s/ LANNY F. OUTLAW
                                           -------------------------------
                                           Lanny F. Outlaw
                                           Chief Executive Officer and President

Date: May 23, 2001                      By:/s/WILLIAM J. KRYSIAK
                                           -------------------------------
                                           William J. Krysiak
                                           Vice President - Finance
                                           (Principal Financial and Accounting
                                           Officer)