Form 10-Q
period 2001-09-30
WESTERN GAS RESOURCES INC
filed 2001-11-13
CIK 856716

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 1-10389

WESTERN GAS RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1127613 (I.R.S. Employer Identification No.)
12200 N. Pecos Street, Denver, Colorado (Address of principal executive offices)	80234-3439 (Zip Code)

(303) 452-5603
Registrant's telephone number, including area code

No changes
(Former name, former address and former fiscal year, if changed since last report).

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On November 1, 2001, there were 32,669,888 shares of the registrant's Common Stock outstanding.

Western Gas Resources, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,297	$12,927
Trade accounts receivable, net	188,790	546,791
Product inventory	59,796	44,822
Parts inventory	3,060	3,489
Assets from price risk management activities	87,972	—
Assets held for sale	5,199	25,001
Other	590	2,654

Total current assets	363,704	635,684
Property and equipment:
Gas gathering, processing, storage and transportation	888,191	856,982
Oil and gas properties and equipment (successful efforts method)	181,353	139,084
Construction in progress	91,825	58,319

	1,161,369	1,054,385
Less: Accumulated depreciation, depletion and amortization	(349,604)	(306,651)

Total property and equipment, net	811,765	747,734

Other assets:
Gas purchase contracts (net of accumulated amortization of $34,833 and $33,357, respectively)	33,323	34,798
Assets from price risk management activities	16,672	—
Other	12,695	13,206

Total other assets	62,690	48,004

Total assets	$1,238,159	$1,431,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$236,230	$581,563
Accrued expenses	39,740	25,094
Liabilities from price risk management activities	33,160	—
Dividends payable	4,218	4,205

Total current liabilities	313,348	610,862
Long-term debt	305,000	358,700
Liabilities from price risk management activities	—	—
Other long-term liabilities	2,427	2,646
Deferred income taxes payable, net	121,046	67,680

Total liabilities	741,821	1,039,888

Stockholders' equity:
Preferred Stock; 10,000,000 shares authorized:
$2.28 cumulative preferred stock, par value $.10; 1,400,000 shares issued ($35,000,000 aggregate liquidation preference)	140	140
$2.625 cumulative convertible preferred stock, par value $.10; 2,760,000 issued ($138,000,000 aggregate liquidation preference)	276	276
Common stock, par value $.10; 100,000,000 shares authorized; 32,663,530 and 32,361,131 shares issued, respectively	3,290	3,265
Treasury stock, at cost; 25,016 common shares and 44,290 shares of $2.28 cumulative preferred stock	(1,907)	(1,778)
Additional paid-in capital	404,909	400,157
Retained earnings (deficit)	60,354	(11,820)
Accumulated other comprehensive income	30,160	2,178
Notes receivable from key employees secured by common stock	(884)	(884)

Total stockholders' equity	496,338	391,534

Total liabilities and stockholders' equity	$1,238,159	$1,431,422

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2001	2000
Reconciliation of net income to net cash provided by operating activities:
Net income	$84,816	$38,043
Add income items that do not affect cash:
Depreciation, depletion and amortization	47,018	41,733
Gain on the sale of property and equipment	(10,653)	(9,436)
Distributions (less than) in excess of equity income, net	912	(858)
Foreign currency translation adjustments	(1,698)	(470)
Deferred income taxes	36,326	22,320
Other non-cash items, net	(24,212)	2,611

	132,509	93,943
Adjustments to working capital to arrive at net cash provided by operating activities:
(Increase) decrease in trade accounts receivable	353,634	(192,511)
Increase in product inventory	(14,974)	(14,768)
Decrease in parts inventory	429	1,449
Decrease in other current assets	2,064	7,005
Decrease in other assets and liabilities, net	(126)	—
Increase (decrease) in accounts payable	(345,333)	169,955
Increase (decrease) in accrued expenses	16,336	(8,720)

Net cash provided by operating activities	144,539	56,353

Cash flows from investing activities:
Purchases of property and equipment	(114,683)	(72,970)
Proceeds from the dispositions of property and equipment	38,075	26,462
Contributions to equity investees	(783)	13

Net cash used in investing activities	(77,391)	(46,495)

Cash flows from financing activities:
Net proceeds from exercise of common stock options	4,777	2,039
Repurchase of $2.28 Cumulative Preferred Stock	(129)	—
Proceeds from issuance of long-term debt	—	—
Debt issue costs paid	(97)	(7)
Payments on revolving credit facility	(355,000)	(922,286)
Borrowings under revolving credit facility	301,300	949,836
Prepayment of American General notes	—	(27,000)
Dividends paid	(12,629)	(12,660)

Net cash provided by financing activities	(61,778)	(10,078)

Net increase (decrease) in cash and cash equivalents	5,370	(220)
Cash and cash equivalents at beginning of period	12,927	14,062

Cash and cash equivalents at end of period	$18,297	$13,842

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Sale of residue gas	$542,131	$739,431	$2,343,533	$1,659,104
Sale of natural gas liquids	94,865	155,136	338,834	412,743
Processing, transportation and storage revenue	10,418	12,956	41,042	36,251
Non-cash change in fair value of derivatives	21,112	—	23,288
Other, net	2,359	2,313	8,488	8,706

Total revenues	670,885	909,836	2,755,185	2,116,804

Costs and expenses:
Product purchases	594,452	833,266	2,465,602	1,911,136
Plant operating expense	18,875	18,515	54,152	50,877
Oil and gas exploration and production expense	2,614	5,038	21,317	10,975
Depreciation, depletion and amortization	17,257	14,201	47,018	41,733
(Gain)/loss on fixed assets	570	(3,802)	(10,653)	(9,436)
Selling and administrative expense	7,715	8,500	23,739	23,989
Interest expense	6,132	8,889	18,953	24,916

Total costs and expenses	647,615	884,607	2,620,128	2,054,190

Income before income taxes	23,270	25,229	135,057	62,614
Provision for income taxes:
Current	68	—	13,915	537
Deferred	8,429	9,058	36,326	22,320

Total provision for income taxes	8,497	9,058	50,241	22,857

Income before extraordinary items	14,773	16,171	84,816	39,757
Extraordinary charge for early extinguishment of debt, net of tax benefit of $700,000	—	(1,714)	—	(1,714)

Net income	14,773	14,457	84,816	38,043
Preferred stock requirements	(2,584)	(2,610)	(7,753)	(7,829)

Income attributable to common stock	$12,189	$11,847	$77,063	$30,214

Income per share of common stock	$.37	$.37	$2.37	$.94

Weighted average shares of common stock outstanding	32,657,637	32,263,430	32,547,397	32,208,697

Income per share of common stock—assuming dilution	$.36	$.36	$2.23	$.92

Weighted average shares of common stock outstanding—assuming dilution	33,572,836	32,945,023	36,992,899	32,745,413

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except share amounts)

	Shares of $2.28 Cumulative Preferred Stock	Shares of $2.28 Cumulative Preferred Stock in Treasury	$2.625 Cumulative Convertible Preferred Stock	Shares of Common Stock	Shares of Common Stock in Treasury	$2.28 Cumulative Preferred Stock	$2.625 Cumulative Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income Net of Tax	Notes Receivable from Key Employees	Total Stockholders' Equity
Balance at December 31, 2000	1,400,000	39,190	2,760,000	32,361,131	25,016	140	276	3,265	(1,778)	400,157	(11,820)	2,178	(884)	391,534
Comprehensive income:
Net income, nine months ended September 30, 2001	—	—	—	—	—	—	—	—	—	—	84,816	—	—	84,816
Cumulative effect of change in accounting principle—January 1, 2001	—	—	—	—	—	—	—	—	—	—	—	(22,527)	—	(22,527)
Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	—	—	—	19,370	—	19,370
Changes in fair value of outstanding hedging positions	—	—	—	—	—	—	—	—	—	—	—	15,286	—	15,286
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—	—	17,551	—	17,551

Ending accumulated derivative gain	—	—	—	—	—	—	—	—	—	—	—	29,680	—	29,680
Translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(1,698)	—	(1,698)

Total comprehensive income, net of tax														112,798

Stock options exercised	—	—	—	302,399	—	—	—	25	—	4,752	—	—	—	4,777
Tax benefit related to stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Loans forgiven	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	—	—	—	—	—	(4,890)	—	—	(4,890)
Dividends declared on $2.28 cumulative preferred stock	—	—	—	—	—	—	—	—	—	—	(2,319)	—	—	(2,319)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(5,433)	—	—	(5,433)
Repurchase of $2.28 cumulative preferred stock	—	5,100	—	—	—	—	—	—	(129)	—	—	—	—	(129)

Balance at September 30, 2001	1,400,000	44,290	2,760,000	32,652,057	25,016	$140	$276	$3,290	$(1,907)	$404,909	$60,354	$30,160	$(884)	$496,338

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

    The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The interim consolidated financial statements as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations expected for the year ended December 31, 2001.

    Prior period amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2001.

EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock—assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. We declared preferred stock dividends of $2.6 million and $7.8 million, respectively, for each of the three and nine-month periods ended September 30, 2001 and 2000. Common stock options and our $2.625 cumulative convertible preferred stock, which are potential common shares, had a dilutive effect on earnings and increased the weighted average number of shares of common stock outstanding by 915,199 and 681,593 for the three-month periods ended September 30, 2001 and 2000, respectively, and by 4,445,502 and 536,716 for the nine months ended September 30, 2001 and 2000, respectively. The numerators and the denominators for these periods were adjusted to reflect these potential shares in calculating fully diluted earnings per share.

    On November 9, 2001, we issued a notice of redemption at the liquidation preference totalling $20.0 million (plus accrued and unpaid dividends) of the remaining $33.9 million of our $2.28 cumulative preferred stock. The date fixed for redemption is December 10, 2001. This redemption will be funded with amounts available under our Revolving Credit Facility. The pro rata capitalized offering costs of $920,000 associated with the redeemed preferred stock will be reflected as a special dividend to preferred shareholders in the fourth quarter of 2001 and will accordingly reduce earnings available to common shareholders in that quarter by approximately $.03 per common share.

OTHER INFORMATION

    Bethel Treating Facility.  In December 2000, we signed an agreement with Anadarko Petroleum Corporation for the sale of all the outstanding stock of our wholly-owned subsidiary, Pinnacle Gas Treating, Inc. ("Pinnacle"), for $38.0 million. The only asset of this subsidiary was a 300 MMcf per day treating facility and 86 miles of associated gathering assets located in east Texas. The sale closed in January 2001 and resulted in a net pre-tax gain for financial reporting purposes of $11.2 million in the first quarter of 2001.

    Western Gas Resources-California, Inc.  In January 2000, we sold all the outstanding stock of our wholly-owned subsidiary, Western Gas Resources-California, Inc. ("WGR-California"), for

$14.9 million. The only asset of this subsidiary was a 162-mile pipeline in the Sacramento basin of California. We acquired the pipeline through the exercise of an option in a transaction that closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.3 million in the first quarter of 2000.

    The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

    Westana.  In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company was reclassified from Other assets to Property and equipment.

    Granger Complex.  In May 2001, we acquired the remaining 50% interest in a portion of the Bird Canyon gathering system serving the Granger Complex for a net purchase price of $5.9 million in cash and the settlement of previously disclosed litigation. In September 2001, we signed an agreement with Questar Gas Management Company for the sale of a 50% interest in a segment of the Bird Canyon gathering system along with associated field compression for $5.2 million. This sale closed in October 2001. These assets were reclassified on the Consolidated Balance Sheet to Assets held for sale at September 30, 2001, and a $400,000 pre-tax loss on the excess of the net book value over the sales price of these assets was recognized in the third quarter of 2001.

    Also in October 2001, both Questar and we contributed our respective interests in the Bird Canyon system along with additional field compression and gathering dedications for gas produced along the Pinedale anticline portion of the Hoback basin to a newly formed joint venture named Rendezvous Gas Services, L.L.C. Each company owns a 50% interest in Rendezvous, and we will serve as field operator of its systems. In the fourth quarter of 2001, Rendezvous will begin construction of additional gas pipeline and compression facilities with a capacity to transport approximately 275 MMcf per day of gas production from the Pinedale anticline. This gas will be delivered for blending or processing at either our Granger Complex or at a Questar processing facility. The total estimated construction cost of the new pipeline and compression facilities is $15.5 million, of which our share will be $7.8 million. Our 50% interest in Rendezvous will be accounted for under the equity method.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we were required, starting on January 1, 2001, to recognize the change in the market value of all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Also on January 1, 2001, we adopted mark-to-market accounting for the remainder of our marketing activities which, for various reasons, are not designated or qualified as hedges under SFAS No. 133. Upon the adoption of SFAS No. 133 and mark-to-market accounting on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $22.5 million, an increase to Current assets of $52.6 million, an increase to Current liabilities of $86.9 million, an increase to Other long-term liabilities of $1.1 million and a decrease in Deferred income taxes payable of $12.9 million.

    Of the $22.5 million decrease to Accumulated other comprehensive income resulting from the January 1, 2001 adoption of SFAS No. 133, $19.4 million was reversed in the first nine months of 2001 with gains and losses from the underlying transactions recognized through Total revenues. An additional $2.6 million of this transition entry is currently anticipated to be recognized through Total revenues in the fourth quarter of 2001.

    The non-cash impact to our results of operations in the first nine months of 2001 resulting from the adoption of mark-to-market accounting for our marketing activities resulted in additional pre-tax income of $23.3 million.

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

SUPPLEMENTARY CASH FLOW INFORMATION

    Interest paid was $18.5 million and $23.3 million for the nine months ended September 30, 2001 and 2000, respectively.

    We paid income taxes of $14.5 million during the nine months ended September 30, 2001. No income taxes were paid during the nine months ended September 30, 2000.

SEGMENT REPORTING

    We operate in four principal business segments, as follows: Gas Gathering and Processing, Exploration and Production, Marketing and Transportation. Management separately monitors these segments for performance against our internal forecast and are consistent with our internal financial reporting package. These segments have been identified based upon the differing products and services, regulatory environment and the expertise required for these operations.

    In our Gas Gathering and Processing segment, we connect producers' wells (including those of our Exploration and Production segment) to our gathering systems for delivery to our processing or treating plants, process the natural gas to extract NGLs and treat the natural gas in order to meet pipeline specifications. Our Marketing segment sells the residue gas and NGLs extracted at our processing facilities.

    The activities of our Exploration and Production segment include the exploration and development of gas properties primarily in basins where our gathering and processing facilities are located. Our Marketing segment sells the majority of the production from these properties.

    Our Marketing segment buys and sells gas and NGLs nationwide and in Canada from or to a variety of customers. In addition, this segment also markets gas and NGLs produced by our gathering, processing and production assets. Our Canadian marketing operations, which are immaterial for separate presentation, are included in this segment. The Marketing segment also includes gains and losses associated with our equity gas and NGL hedging program of $10.6 million and $(10.6) million for the three months ended September 30, 2001 and 2000, respectively, and $(5.4) million and $(20.2) million for the nine months ended September 30, 2001 and 2000, respectively.

    The Transportation segment reflects the operations of our MIGC and MGTC pipelines. The majority of the revenue presented in this segment is derived from transportation of residue gas.

    The following table sets forth our segment information as of and for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands). Due to our integrated operations, the use of allocations in the determination of business segment information is necessary. Inter-segment revenues are valued at prices comparable to those of unaffiliated customers.

	Gas Gathering and Processing	Exploration and Production	Marketing	Transmission	Corporate	Eliminating Entries	Total
Quarter ended September 30, 2001
Revenues from unaffiliated customers	$26,878	$970	$611,152	$1,167	$11	$—	$640,178
Interest income	—	2	—	—	3,806	(3,195)	613
Other, net	—	—	31,759	—	(1,665)	—	30,094
Intersegment sales	130,817	17,213	18,245	4,279	14	(170,568)	—

Total revenues	157,695	18,185	661,156	5,446	2,166	(173,763)	670,885

Product purchases	115,362	1,621	641,736	(439)	45	(163,873)	594,452
Plant operating expense	16,661	65	(119)	2,861	170	(763)	18,875
Oil and gas exploration and production expense	—	10,259	—	—	—	(7,645)	2,614

Gross profit	$25,672	$6,240	$19,539	$3,024	$1,951	$(1,482)	$54,944

Depreciation, depletion and amortization	9,915	5,829	41	419	1,053	—	17,257
Interest expense							6,132
Loss on sale of assets							570
Selling and administrative expense							7,715

Income before income taxes							$23,270

Identifiable assets	$585,158	$171,596	$80	$47,565	$62,154	$—	$866,553

	Gas Gathering and Processing	Exploration and Production	Marketing	Transmission	Corporate	Eliminating Entries	Total
Quarter ended September 30, 2000
Revenues from unaffiliated customers	$26,338	$783	$903,127	$1,844	$28	$—	$932,120
Interest income	34	—	—	—	7,340	(7,158)	216
Other, net	3	(38)	(23,845)	—	1,341	39	(22,500)
Intersegment sales	200,016	21,440	43,823	3,775	14	(269,068)	—

Total revenues	226,391	22,185	923,105	5,619	8,723	(276,187)	909,836

Product purchases	174,832	1,217	922,802	(236)	25	(265,374)	833,266
Plant operating expense	16,145	104	28	2,356	278	(396)	18,515
Oil and gas exploration and production expense	—	7,466	—	—	—	(2,428)	5,038

Gross profit	$35,414	$13,398	$275	$3,499	$8,420	$(7,989)	$53,017

Depreciation, depletion and amortization	9,682	2,709	41	397	1,372	—	14,201
Interest expense							8,889
Gain on sale of assets							(3,802)
Selling and administrative expense							8,500

Income before income taxes							$25,229

Identifiable assets	$542,703	$116,432	$62	$46,909	$39,971	$—	$746,077

	Gas Gathering and Processing	Exploration and Production	Marketing	Transmission	Corporate	Eliminating Entries	Total
Nine months ended September 30, 2001
Revenues from unaffiliated customers	$57,078	$1,798	$2,669,805	$6,151	$314	$—	$2,735,146
Interest income	1	3	—	—	12,265	(11,014)	1,255
Other, net	4	(1)	17,991	2	788	—	18,784
Intersegment sales	668,620	98,780	38,856	12,937	41	(819,234)	—

Total revenues	725,703	100,580	2,726,652	19,090	13,408	(830,248)	2,755,185

Product purchases	571,105	6,230	2,689,416	(439)	180	(800,890)	2,465,602
Plant operating expense	48,933	163	—	6,693	96	(1,733)	54,152
Oil and gas exploration and production expense	—	37,904	—	—	—	(16,587)	21,317

Gross profit	$105,665	$56,283	$37,236	$12,836	$13,132	$(11,038)	$214,114

Depreciation, depletion and amortization	28,876	12,741	121	1,253	4,027	—	47,018
Interest expense							18,953
Gain on sale of assets							(10,653)
Selling and administrative expense							23,739

Income before income taxes							$135,057

Identifiable assets	$585,159	$171,596	$80	$47,565	$62,154	$—	$866,554

	Gas Gathering and Processing	Exploration and Production	Marketing	Transmission	Corporate	Eliminating Entries	Total
Nine months ended September 30, 2000
Revenues from unaffiliated customers	$44,512	$2,913	$2,091,842	$6,099	$89	$—	$2,145,455
Interest income	68	2	27	—	19,597	(19,179)	515
Other, net	1,675	3	(32,756)	—	1,873	39	(29,166)
Intersegment sales	520,359	49,347	83,104	12,494	31	(665,335)	—

Total revenues	566,614	52,265	2,124,217	18,593	21,590	(684,475)	2,116,804

Product purchases	421,085	2,749	2,142,760	(236)	(65)	(655,157)	1,911,136
Plant operating expense	44,623	412	28	6,620	206	(1,012)	50,877
Oil and gas exploration and production expense	31	20,068	—	—	—	(9,124)	10,975

Gross profit	$100,875	$29,036	$(571)	$12,209	$21,449	$(19,182)	$143,816

Depreciation, depletion and amortization	27,244	9,091	121	1,230	4,047	—	41,733
Interest expense							24,916
Gain on sale of assets							(9,436)
Selling and administrative expense							23,989

Income before income taxes							$62,614

Identifiable assets	$542,703	$116,432	$62	$46,909	$39,971	$—	$746,077

LEGAL PROCEEDINGS

    Reference is made to "Part II—Other Information—Item 1. Legal Proceedings," of this Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB, issued SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." As it applies to us, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the method in which goodwill and other intangible assets are recorded and amortized. SFAS No. 142 will not have an immediate impact on us as we do not currently have any goodwill recorded in our financial statements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. We have not yet determined the impact that the adoption of SFAS No. 143 will have on our earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to factors which have affected our consolidated financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000. Prior year amounts have been reclassified as appropriate to conform to the presentation used in 2001. You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document. This section, as well as other sections in this Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Results of Operations

Three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 (Dollars in thousands, except per share amounts and operating data).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2001	2000		2001	2000
Financial results:
Revenues	$670,885	$909,836	(26)	$2,755,185	$2,116,804	30
Gross profit	37,117	42,618	(13)	177,749	111,519	59
Net income	14,773	14,457	2	86,816	38,043	123
Income per share of common stock	.37	.37	—	2.37	.94	152
Income per share of common stock—assuming dilution	.36	.36	—	2.23	.92	142
Net cash provided by operating activities	$17,725	$34,317	(48)	$144,539	$56,353	156
Operating data:
Average gas sales (MMcf/D)	2,130	1,970	8	1,880	1,810	4
Average NGL sales (MGal/D)	2,335	3,170	(26)	2,315	3,040	(24)
Average gas prices ($/Mcf)	$2.77	$4.08	(32)	$4.57	$3.34	37
Average NGL prices ($/Gal)	$.44	$.53	(17)	$.53	$.50	6

    Net income increased $300,000 and $46.8 million for the three and nine months ended September 30, 2001 compared to 2000. The increase in net income for the nine months ended September 30, 2001 is primarily attributable to significantly higher gas prices in 2001 compared to the same period in prior year, increased production from the Powder River basin coal bed methane development, and improved results from our marketing segment.

    Revenues from the sale of gas decreased $197.3 million to $542.1 million for the three months ended September 30, 2001 compared to the same period in 2000. This decrease was primarily due to a reduction in product prices in 2001, which was partially offset by an increase in sales of natural gas purchased from third parties. Average gas prices realized by us decreased $1.31 per Mcf to $2.77 per Mcf for the quarter ended September 30, 2001 compared to the same period in 2000. Included in the realized gas price were approximately $10.2 million of gains recognized in the three months ended September 30, 2001 related to futures positions on equity gas volumes, which are treated as hedges under SFAS No. 133. We have entered into additional futures positions for the majority of our equity gas for the fourth quarter of 2001 and throughout 2002. See further discussion in Item 3. Quantitative and Qualitative Disclosures about Market Risk—Risk Management Activities. Average gas sales volumes increased 160 MMcf per day to 2,130 MMcf per day for the quarter ended September 30, 2001 compared to the same period in 2000.

    Revenues from the sale of gas increased $684.4 million to $2,343.5 million in the nine months ended September 30, 2001 compared to the same period in 2000. This increase was primarily due to an improvement in product prices and to a lesser extent from an increase in sales of natural gas purchased from third parties. Average gas prices realized by us increased $1.23 per Mcf to $4.57 per Mcf in the nine months ended September 30, 2001 compared to the same period in 2000. Included in the realized gas price were approximately $4.1 million of losses recognized in the nine months ended September 30, 2001 related to futures positions on equity gas volumes, which are treated as hedges under SFAS No. 133. We have entered into additional futures positions for the majority of our equity gas for the fourth quarter of 2001 and throughout 2002. See further discussion in Item 3. Quantitative and Qualitative Disclosures about Market Risk—Risk Management Activities. Average gas sales volumes increased 70 MMcf per day to 1,880 MMcf per day in the nine months ended September 30, 2001 compared to the same period in 2000.

    Revenues from the sale of NGLs decreased $60.3 million in the third quarter of 2001 compared to the same period in 2000. This decrease is due to a reduction in sales volume and a decrease in product prices. Average NGL prices realized by us decreased $.09 per gallon to $.44 per gallon in the third quarter of 2001 compared to the same period in 2000. Included in the realized NGL price were approximately $400,000 of gains recognized in the third quarter of 2001 related to futures positions on equity NGL volumes, which are treated as hedges under SFAS No. 133. We have entered into additional futures positions for a portion of our equity NGL production for the fourth quarter of 2001. See further discussion in Item 3. Quantitative and Qualitative Disclosures about Market Risk—Risk Management Activities. Average NGL sales volumes decreased 835 MGal per day to 2,335 MGal per day in the third quarter of 2001 compared to the same period in 2000. This decrease is primarily due to an intentional reduction in the sale of third-party product as these types of sales were generating minimal margins.

    Revenues from the sale of NGLs decreased approximately $73.9 million in the nine months ended September 30, 2001 compared to the same period in 2000. This decrease is due to a reduction in sales volume, which more than offset an increase in product prices. Average NGL prices realized by us increased $.03 per gallon to $.53 per gallon in the nine months ended September 30, 2001 compared to the same period in 2000. Included in the realized NGL price were approximately $1.2 million of losses recognized in the nine months ended September 30, 2001 related to futures positions on equity NGL volumes, which are treated as hedges under SFAS No. 133. We have entered into additional futures positions for a portion of our equity NGL production for the fourth quarter of 2001. See further discussion in Item 3. Quantitative and Qualitative Disclosures about Market Risk—Risk Management Activities. Average NGL sales volumes decreased 725 MGal per day to 2,315 MGal per day in the nine months ended September 30, 2001 compared to the same period in 2000. This decrease is primarily due to an intentional reduction in the sale of third-party product as these types of sales were generating minimal margins. Also contributing to the reduction in overall sales volume was a decrease in the sale of product produced at our facilities as we rejected ethane for a portion of the nine-month period.

    Product purchases decreased by $238.8 million for the quarter ended September 30, 2001 and increased $554.5 million for the nine months ended September 30, 2001 compared to the same periods in 2000, primarily as a result of the increase in commodity prices. Overall, combined product purchases as a percentage of sales of all products remained constant at 93% and 92% for the quarter and nine months ended September 30, 2001 and September 30, 2000, respectively.

    Marketing margins on residue gas averaged $0.04 per Mcf in the third quarter of 2001 and $0.09 per Mcf for the nine months ended September 30, 2001. This represents a significant increase as compared to the $0.02 per Mcf margin realized during both the third quarter of 2000 and the nine months ended September 30, 2000. The increase in margin for the quarter and nine months ended September 30, 2001 primarily resulted from the mark-to-market of transactions utilizing a portion of our firm transportation capacity during the remainder of 2001 and the mark-to-market of storage transactions for the winter of 2001-2002. Under mark-to-market accounting, which we adopted on January 1, 2001, the margin to be realized over the term of the transaction is recorded in the month of origination. To the extent this amount includes margin to be recognized beyond the current quarter, it is included in the financial statement caption Non-cash change in fair value of derivatives. Marketing margins on NGLs averaged approximately $0.003 per gallon in the third quarter and $0.006 per gallon in the nine months ended September 30, 2001. This represents a decrease as compared to the $0.008 per gallon margin realized during both the third quarter of 2000 and the nine months ended September 30, 2000. This decrease has resulted in our decision to intentionally reduce the sale of third-party NGL products. There is no assurance, however, that these market conditions for our gas and NGL products and related margins will continue in the future, that we will be in a similar position to benefit from them or that we will continue to originate the same amount of transactions in future quarters. During 2001, we reserved a total of $1.0 million for doubtful accounts. This reserve is not included in the calculation of the marketing margins and is reported in Selling and administrative expenses.

    Plant operating expense increased $360,000 in the third quarter of 2001 and by $3.3 million in the nine months ended September 30, 2001 compared to the same periods in 2000. This increase is primarily due to additional leased compression in the Powder River basin coal bed development and higher fuel costs at our plant facilities.

    Oil and gas exploration and production expenses decreased by $2.4 million in the third quarter of 2001 and increased by $10.3 million in the nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease in the third quarter of 2001 is primarily due to a reduction in severance taxes resulting from a decrease in product prices. The increase in the nine-month period is primarily as a result of our overall increasing operations in the Powder River basin coal bed methane development.

    Depreciation, depletion and amortization increased by $3.1 million and $5.3 million in the third quarter and the nine months ended September 30, 2001 as compared to the same periods in 2000, primarily as a result of our increasing operations in the Powder River basin coal bed methane development.

    Extraordinary charge for early extinguishment of debt decreased in the third quarter and the nine months ended September 30, 2001 as compared to the same periods in 2000 as a result of an after-tax charge of $1.7 million incurred in third quarter of 2000. In September 2000, we prepaid $27.0 million of outstanding indebtedness to insurance companies, originally due to be paid in November 2005, with funds available under our Revolving Credit Facility. In connection with this prepayment, we paid a pre-tax make-whole payment of approximately $2.0 million and expensed capitalized fees of approximately $752,000.

Other Information

    Bethel Treating Facility.  In December 2000, we signed an agreement with Anadarko Petroleum Corporation for the sale of all the outstanding stock of our wholly owned subsidiary, Pinnacle for $38.0 million. The only asset of this subsidiary was a 300 MMcf per day treating facility and 86 miles of associated gathering assets located in east Texas. The sale closed in January 2001 and resulted in a net pre-tax gain for financial reporting purposes of $11.2 million in the first quarter of 2001.

    Western Gas Resources-California, Inc.  In January 2000, we sold all the outstanding stock of our wholly owned subsidiary, WGR-California for $14.9 million. The only asset of this subsidiary was a

162-mile pipeline in the Sacramento basin of California. We acquired the pipeline through the exercise of an option in a transaction that closed simultaneously with the sale of WGR-California. We recognized a pre-tax gain on the sale of approximately $5.3 million in the first quarter of 2000.

    The proceeds from these sales were used to reduce borrowings outstanding on the Revolving Credit Facility.

    Westana.  In February 2000, we acquired the remaining 50% interest in the Westana Gathering Company for a net purchase price of $9.8 million. The results from our ownership through February 2000 of a 50% equity interest in the Westana Gathering Company are reflected in revenues in Other, net on the Consolidated Statement of Operations. Beginning in March 2000, the results of these operations are fully consolidated and are included in Revenues and Costs and expenses. Additionally, in March 2000, our investment in the Westana Gathering Company was reclassified from Other assets to Property and equipment.

    Granger Complex.  In May 2001, we acquired the remaining 50% interest in a portion of the Bird Canyon gathering system serving the Granger Complex for a net purchase price of $5.9 million in cash and the settlement of previously disclosed litigation. In September 2001, we signed an agreement with Questar Gas Management Company for the sale of a 50% interest in a segment of the Bird Canyon gathering system along with associated field compression for $5.2 million. This sale closed in October 2001. These assets were reclassified on the Consolidated Balance Sheet to Assets held for sale at September 30, 2001 and a $400,000 pre-tax loss on the excess of the net book value over the sales price of these assets was recognized in the third quarter of 2001.

    Also in October 2001, both Questar and we contributed our respective interests in the Bird Canyon system along with additional field compression and gathering dedications for gas produced along the Pinedale anticline portion of the Hoback basin to a newly formed joint venture named Rendezvous Gas Services, L.L.C. Each company owns a 50% interest in Rendezvous, and we will serve as field operator of its systems. In the fourth quarter of 2001, Rendezvous will begin construction of additional gas pipeline and compression facilities with a capacity to transport approximately 275 MMcf per day of gas production from the Pinedale anticline. This gas will be delivered for blending or processing at either our Granger Complex or at a Questar processing facility. The total estimated construction cost of the new pipeline and compression facilities is $15.5 million, of which our share will be $7.8 million. Our 50% interest in Rendezvous will be accounted for under the equity method.

Business Strategy

    Improved product prices in 2000 and 2001 have strengthened our financial position, which will allow us to emphasize the growth aspects of our business strategy. Our long-term business plan is to increase our profitability by: (i) optimizing the efficiency and utilization of our existing operations; (ii) developing natural gas reserves and increasing production volumes on our existing acreage positions; and (iii) investing in projects or acquiring assets that complement and extend our core natural gas gathering, processing, exploration and production and marketing businesses.

    We are actively evaluating acquisitions of either assets or companies. These acquisitions can be related to gathering and processing or exploration and production with emphasis on properties located in the Rocky Mountains or Canada. Capital expenditures budgeted for existing operations in 2001 are estimated to be approximately $172.5 million. This includes approximately $96.7 million related to gathering, processing and pipeline assets and approximately $53.1 million for the acquisition of undeveloped acreage and development of gas reserves in the Powder River basin. In the first nine months of 2001, our capital expenditures totaled $115.5 million.

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

    We selectively participate in exploration and production activities largely to secure additional gas supply for our facilities. Beginning in 1997, we substantially increased our investment in the acquisition of undeveloped acreage and development of the Powder River basin coal bed methane. We have acquired drilling rights on approximately 524,000 net acres in the basin. At December 31, 2000 we had proved developed and undeveloped reserves of approximately 350 Bcf on a portion of this acreage. We also have participated in the development of properties in southwest Wyoming and Colorado. As of December 31, 2001, these properties had an additional 58 Bcf of proved developed and undeveloped reserves. This represents an increase of approximately 50% in our proved reserves from December 31, 1999. We currently estimate a net total of 2.2 Tcf of probable or possible reserves on an unrisked basis associated with undeveloped acreage in these areas. There can be no assurance, however, as to the ultimate recovery of these probable or possible reserves. We will also consider investing in other exploration and production prospects that we consider to be low risk and complementary to our other business segments.

    We will continue to invest in projects that complement and extend our core natural gas gathering, processing, exploration and production and marketing businesses including the consideration of expansion into additional geographic areas in the continental United States and Canada.

    In October 2001, Mr. Peter A. Dea was appointed President, Chief Executive Officer and Director effective November 1, 2001. Mr. Dea was most recently the Chairman of the Board and CEO of Barrett Resources Corporation. He had been employed with Barrett since 1994 in various executive positions, including Executive Vice President-Exploration. Prior to joining Barrett, Mr. Dea served as President of Nautilus Oil and Gas Company from 1992 to 1993. By amendment to our bylaws, the board of directors has been expanded from nine members to ten to allow for Mr. Dea's appointment to the board. Mr. Lanny Outlaw, our former Chief Executive Officer and President, retired on October 31, 2001. Mr. Outlaw intends to serve his remaining term on the board of directors, which expires in May 2003.

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

    We believe that the amounts available to be borrowed under the Revolving Credit Facility, together with net cash provided by operating activities will provide us with sufficient funds to connect new reserves, maintain our existing facilities, complete our current capital expenditure program and make any scheduled debt principal payments and redeem a portion of our $2.28 cumulative preferred stock. Depending on the timing and the amount of our future projects, we may be required to seek additional sources of capital. Our ability to secure such capital is restricted by our financing facilities, although we may request additional borrowing capacity from our lenders, seek waivers from our lenders to permit us to borrow funds from third parties, seek replacement financing facilities from other lenders, use stock as a currency for acquisitions, sell existing assets or a combination of alternatives. While we believe that we would be able to secure additional financing, if required, we can provide no assurance that we will be able to do so or as to the terms of any additional financing. We also believe that cash provided by operating activities and amounts available under the Revolving Credit Facility will be sufficient to meet our debt service and preferred stock dividend requirements for the remainder of 2001 and for 2002.

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

    Our sources and uses of funds for the nine months ended September 30, 2001 are summarized as follows (dollars in thousands):

Sources of funds:
Borrowings under the Revolving Credit Facility	$301,300
Proceeds from the dispositions of property and equipment	38,075
Net cash provided by operating activities	144,539
Proceeds from exercise of common stock options	4,777

Total sources of funds	$488,691

Uses of funds:
Payments related to long-term debt (including debt issue costs)	$355,000
Capital expenditures	114,683
Dividends paid	12,629
Other	1,009

Total uses of funds	$483,321

    Additional sources of liquidity available to us are our inventories of gas and NGLs in storage facilities. We held gas in storage and in imbalances of approximately 16.1 Bcf at an average cost of $3.37 per Mcf at September 30, 2001 compared to 13.9 Bcf at an average cost of $3.31 per Mcf at September 30, 2000 under storage contracts at various third-party facilities. These positions will be substantially liquidated within the next two quarters at prices prevailing at that time as adjusted by any associated derivative instruments. Under mark-to-market accounting, the profit to be earned on these transactions was recorded in the month of origination.

    We held NGLs in storage of 7,409 MGal, consisting primarily of propane and normal butane, at an average cost of $0.38 per gallon and 14,213 MGal at an average cost of $0.41 per gallon at September 30, 2001 and 2000, respectively, at various third-party storage facilities. These inventory positions will be substantially liquidated within the next two quarters at prices prevailing at that time as adjusted by any associated derivative instruments.

Preferred Stock Repurchase and Redemption Program

    Through the first nine months of 2001, we purchased in open market transactions a total of 5,100 shares of our $2.28 cumulative preferred stock for a total cost, including broker commissions, of approximately $129,000, or an average of $25.25 per share of preferred stock. These shares will be retired. On November 9, 2001, we issued a notice of redemption at the liquidation preference totaling $20.0 million (plus accrued and unpaid dividends) of the remaining $33.9 million of our $2.28 cumulative preferred stock. The date fixed for redemption is December 10, 2001. This redemption will be funded with amounts available under our Revolving Credit Facility. The pro rata capitalized offering costs of $1.0 million associated with the redeemed preferred stock will be reflected as a special dividend to preferred shareholders in the fourth quarter of 2001 and will accordingly reduce earnings available to common shareholders in that quarter by approximately $.03 per common share.

Capital Investment Program

    Primarily as a result of additional drilling behind our systems and in the Powder River basin, we have increased our capital budget for the year ending December 31, 2001 by approximately $36.7 million. We now expect capital expenditures related to existing operations to be approximately $172.5 million during 2001, consisting of the following: (i) approximately $96.7 million related to gathering, processing and pipeline assets, of which $14.7 million is for maintaining existing facilities; (ii) approximately $71.1 million related to exploration and production activities; and (iii) approximately $4.7 million for miscellaneous items. Overall, capital expenditures in the Powder River basin coal bed methane development and in southwest Wyoming operations represent 40% and 20%, respectively, of the total 2001 budget.

    As of September 30, 2001, we have expended $115.5 million, consisting of the following: (i) $62.7 million related to gathering, processing and pipeline assets, of which $4.9 million is for maintaining existing facilities; (ii) $50.6 million related to exploration and production activities; and (iii) $2.1 million for miscellaneous items.

    Coal Bed Methane—We continue to develop our Powder River basin coal bed gas reserves and the associated gathering system in Wyoming. The Powder River basin coal bed methane area is currently one of the largest on-shore plays for the development of natural gas in the United States. In the first nine months of 2001, we continued to be the largest producer of natural gas (together with our partner), the largest gatherer of natural gas and the largest gas transporter out of the basin. At September 30, 2001, we held the drilling rights on approximately 524,000 net acres, in the basin. As of December 31, 2000, we had established proven developed and undeveloped reserves totaling 350 Bcf on a portion of this acreage. This represented a 50% increase in proved reserves as compared to December 31, 1999. As of June 30, 2001, we estimated that there was a net total of 2.1 Tcf of probable and possible reserves on an unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these reserves.

    We participated in the drilling of 686 gross wells in the first ten months of 2001 and plan to participate in a total of 840 gross wells in 2001. The average drilling, completion and gathering cost for our coal bed methane gas wells is approximately $70,000 to $90,000 per well with proved reserves per well of approximately 330 MMcf. Our average finding and development costs in this area are estimated to be $.31 per Mcf. As deeper wells are drilled to the Big George coal, reserves per well are expected to increase as will the average cost per well. It is expected that the deeper Big George wells will result in a higher rate of return. Our share of production from wells in which we own an interest has increased from an average of approximately 50 MMcf per day at December 31, 1999 to 100 MMcf per day at October 31, 2001. We currently anticipate production rates of 108 net MMcf per day (270 gross MMcf per day) from this area by the end of 2001. Within the Hoe Creek area of the Powder River basin, approximately 150 gross wells have not responded to dewatering as expected and may not achieve our original estimate of production or reserves. All of the remaining areas under development in the Wyodak coal continue to produce at or above forecasted levels.

    We are currently evaluating eight pilot development areas in the Big George. Several of these pilots are in close proximity to leases operated by third-parties, which are currently producing growing volumes of natural gas. By the end of 2001, we expect to have drilled 250 gross wells in the pilot areas. Five of these pilot areas are currently in the de-watering phase. Our All Night Creek pilot is currently producing a total of 3.8 gross MMcf per day of gas from 53 wells.

    Future drilling on federal acreage will be delayed subject to completion of the Powder River Basin Oil & Gas Environmental Impact Statement. We anticipate the study to be completed in the third quarter of 2002. Our drilling plans for the remainder of 2001 are not expected to be substantially impacted by this study due to our large inventory of non-federal drilling locations and the issuance of drilling permits by the Bureau of Land Management for approximately 250 well locations to prevent drainage of federal acreage.

    Additionally, the Wyoming Department of Environmental Quality, DEQ, has revised some standards for surface water discharge that have allowed the issuance of most of the permits that apply to the Cheyenne and Belle Fourche drainage areas. The Wyoming and Montana DEQs have reached agreement on procedures for discharging and monitoring water into the Powder River drainage areas, in which most of our Big George prospects are located. The Wyoming DEQ has begun to release permits on a limited basis to the Powder River drainage area in order to evaluate the impact, if any, of the discharges. The majority of wells on our acreage producing from the Wyodak formation drain into the Cheyenne and Belle Fourche drainage areas. We can make no assurance that the conditions under which additional permits will be granted will not impact the level of drilling or the timing of production.

    In addition to the revenues earned from the production of our coal bed methane gas, we also earn fees for gathering and transporting the natural gas. During the third quarter of 2001, we were gathering 284 MMcf per day of our own production and of other third-party producers. Of that volume, approximately 135 MMcf per day was transported through our MIGC pipeline.

    Our capital budget in this area provides for expenditures of approximately $69.8 million during 2001. This capital budget includes approximately $53.5 million for drilling costs for our interest in approximately 840 wells, production equipment and undeveloped acreage and $16.3 million for compression. Depending upon future drilling success, we may need to make additional capital expenditures to continue expansion in this basin. Due to drilling and regulatory uncertainties that are beyond our control, we can make no assurance that we will incur this level of capital expenditure. In the first nine months of 2001, capital expenditures in this area totaled $53.6 million.

    In 1998, we joined with other industry participants to form Fort Union Gas Gathering, L.L.C., to construct a 106-mile long, 24-inch gathering pipeline and treater to gather and treat natural gas in the Powder River basin in northeast Wyoming. We own a 13% equity interest in Fort Union and are the construction manager and field operator. The gathering header has a capacity of approximately 435 MMcf per day and in June 2001 it had throughput of approximately 310 MMcf per day. The header delivers coal bed methane gas to a treating facility near Glenrock, Wyoming and accesses interstate pipelines serving gas markets in the Rocky Mountain and Midwest regions of the United States. In 1999, we entered into a ten-year agreement for firm gathering services on 60 MMcf per day of capacity at $.14 per Mcf on Fort Union. In the fourth quarter of 2000, we and the other participants in the Fort Union Gas Gathering, L.L.C. approved an expansion of the system. Construction of the 62-mile expansion was completed in the third quarter of 2001 and increased the system capacity by an additional 200 MMcf per day. The expansion costs totaled approximately $21.5 million and were project financed. We shall invest approximately $500,000 as an equity contribution to Fort Union in conjunction with the expansion. Also in connection with the expansion, we increased our commitment for firm gathering services by an additional 23 MMcf per day of capacity at $.14 per Mcf.

    Southwest Wyoming.  Our facilities in southwest Wyoming are comprised of the Granger and Lincoln Road facilities, or collectively the Granger Complex, and our Red Desert facility. These facilities have a combined operational capacity of 327 MMcf per day and processed an average of 160 MMcf per day in the first nine months of 2001. Our capital budget in this area provides for expenditures of approximately $37.7 million during 2001. This capital budget includes approximately $14.4 million for drilling costs and production equipment and approximately $23.3 million related to the gathering systems and plant facilities. Due to drilling and regulatory uncertainties that are beyond our control, there can be no assurance that we will incur this level of capital expenditure. During the first nine months of 2001, we expended $15.6 million in this area, which includes the purchase of the remaining 50% interest in the Bird Canyon gathering system serving the Granger Complex.

    In September 2001, we signed an agreement with Questar Gas Management Company for the sale of a 50% interest in a segment of the Bird Canyon gathering system along with associated field compression for $5.2 million. This sale closed in October 2001. Also in October 2001, both Questar and we contributed our respective interests in the Bird Canyon system along with additional field compression and gathering dedications for gas produced along the Pinedale anticline portion of the Hoback basin to a newly formed joint venture named Rendezvous Gas Services, L.L.C. Each company owns a 50% interest in Rendezvous and we will serve as field operator of its systems. In the fourth quarter of 2001, Rendezvous will begin construction of additional gas pipeline and compression facilities with a capacity to transport approximately 275 MMcf per day of gas production from the Pinedale anticline. This gas will be delivered for blending or processing at either our Granger Complex or at a Questar processing facility. The total estimated construction cost of the new pipeline and compression facilities is $15.5 million, of which our share will be $7.8 million.

    Under a 1997 agreement, we participate in approximately 246,000 gross acres, or approximately 36,000 net acres, in the Jonah and Hoback basins. Year to date through October 31, 2001, we participated in 36 gross wells, or 5 net wells, in these areas and we expect to participate in the drilling of four more gross wells, or one net well, in the remainder of 2001. The expected drilling and completion costs per gross well are approximately $2.4 million to $3.5 million and the average well depth in this area approximates 13,000 feet. Our average finding and development costs are estimated to be $0.57 per Mcf. We have established proven developed and undeveloped reserves totaling 52 Bcf at December 31, 2000. This represents a 73% increase as compared to December 31, 1999. As of June 30, 2001, we estimate a net total of 102 Bcf of probable and possible reserves on an unrisked basis associated with undeveloped acreage in this area. There can be no assurance, however, as to the ultimate recovery of these reserves.

Financing Facilities

    Revolving Credit Facility.  The Revolving Credit Facility is with a syndicate of banks and provides for a maximum borrowing commitment of $250 million consisting of an $83 million 364-day Revolving Credit Facility, or Tranche A, and a $167 million Revolving Credit Facility, or Tranche B, which matures on April 30, 2004. At September 30, 2001, no amounts were outstanding under this facility. The Revolving Credit Facility bears interest at certain spreads over the Eurodollar rate, or the greater of the Federal Funds rate or the agent bank's prime rate. We have the option to determine which rate will be used. We also pay a facility fee on the commitment. The interest rate spreads and facility fee are adjusted based on our debt to capitalization ratio and range from .75% to 2.00%. At September 30, 2001, the interest rate payable on any borrowings under this facility would have been 3.6%. We are required to maintain a total debt to capitalization ratio of not more than 55%, and a senior debt to capitalization ratio of not more than 40% through December 31, 2001 and of not more than 35% thereafter. The agreement also requires a quarterly test of the ratio of EBITDA (excluding some non-recurring items) for the last four quarters, to interest and dividends on preferred stock for the same period. The ratio must exceed 1.80 to 1.0 through September 30, 2001 and increases periodically to 3.25 to 1.0 by December 31, 2002. This facility is guaranteed and secured via a pledge of the stock of some of our subsidiaries.

    Master Shelf Agreement.  In December 1991, we entered into a Master Shelf Agreement with The Prudential Insurance Company of America. Amounts outstanding under the Master Shelf Agreement at September 30, 2001 are as indicated in the following table (dollars in thousands):

Issue Date	Amount	Interest Rate	Final Maturity	Principal Payments Due
October 27, 1992	$25,000	7.99%	October 27, 2003	$8,333 on each of October 27, 2001 through 2003
December 27, 1993	25,000	7.23%	December 27, 2003	single payment at maturity
October 27, 1994	25,000	9.05%	October 27, 2001	single payment at maturity
October 27, 1994	25,000	9.24%	October 27, 2004	single payment at maturity
July 28, 1995	50,000	7.61%	July 28, 2007	$10,000 on each of July 28, 2003 through 2007

	$150,000

    Under our agreement with Prudential, we are required to maintain a current ratio, as defined therein, of at least .9 to 1.0, a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999, a total debt to capitalization ratio of not more than 60% through December 31, 2001 and of not more than 55% thereafter and a senior debt to capitalization ratio of not more than 40% through March 2002 and not more than 35% thereafter. This agreement also requires an EBITDA to interest ratio of not less than 3.25 to 1.0 increasing to a ratio of not less than 3.75 to 1.0 by March 31, 2002 and an EBITDA to interest on senior debt ratio of not less than 5.00 to 1.0 increasing to a ratio of not less than 5.50 to 1.0 by March 31, 2002. EBITDA in these calculations excludes certain non-recurring items. In addition, this agreement contains a calculation limiting dividends under which approximately $87.5 million was available at September 30, 2001. We are currently paying an annual fee of 0.50% on the amounts outstanding on the Master Shelf Agreement. This fee will continue until we receive an implied investment grade rating on our senior secured debt from Moody's Investors Service or Standard & Poor's. Borrowings under the Master Shelf Agreement are guaranteed and secured via a pledge of the stock of some of our subsidiaries.

    In October 2001, we made scheduled principal repayments to Prudential totaling $33.3 million. These repayments were made with funds available under the Revolving Credit Facility.

    Senior Subordinated Notes.  In 1999, we sold $155.0 million of Senior Subordinated Notes in a private placement with a final maturity of 2009 due in a single payment which were subsequently exchanged for registered publicly tradable notes under the same terms and conditions. The Senior Subordinated Notes bear interest at 10% per annum and were priced at 99.225% to yield 10.125%. These notes contain maintenance covenants that include limitations on debt incurrence, restricted payments, liens and sales of assets. Under the calculation limiting restricted payments, including common dividends, approximately $60.0 million was available at September 30, 2001. The Senior Subordinated Notes are unsecured and are guaranteed on a subordinated basis by some of our subsidiaries. We incurred approximately $5.0 million in offering commissions and expenses that have been capitalized and are being amortized over the term of the notes.

    Covenant Compliance.  We were in compliance with all covenants in our debt agreements at September 30, 2001. Taking into account all the covenants contained in these agreements, we had approximately $250 million of available borrowing capacity at September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    For the fourth quarter of 2001, we have entered into hedging positions for approximately 82,000 MMbtus per day of our equity gas volumes at an average of $4.32 per MMbtu. These positions represent approximately 68 percent of our projected equity gas volumes in the quarter. For 2002, we have hedged approximately 80,000 MMbtus per day, or 57 percent of our projected 2002 equity gas production, with collar structures providing for an average minimum price of $3.81 per MMbtu and an average maximum price of $5.87 per MMbtu. These prices are NYMEX-equivalents.

    For the fourth quarter of 2001, we have purchased puts for 125,000 barrels per month of NYMEX monthly average settlement of $23.96 per barrel to hedge a portion of our equity production of natural gasoline, condensates, butanes and crude oil.

    For the fourth quarter of 2001, we have purchased puts for 125,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.434 per gallon to hedge a portion of our equity production of propane.

    For the fourth quarter of 2001, we have purchased puts for 60,000 barrels per month of OPIS Mt. Belvieu monthly average settlement of $.3175 per gallon of purity ethane to hedge a portion of our equity production of ethane.

    We do not hold any crude oil or NGL futures, swaps or options for settlement beyond 2001.

    Foreign Currency Derivative Market Risk.  As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars. We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage and transportation obligations. This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation. As of September 30, 2001, the net notional value of such contracts was approximately $21.6 million in Canadian dollars, which approximates its fair market value.

    Accounting for Derivative Instruments and Hedging Activities.  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for us beginning on January 1, 2001. Under SFAS No. 133, which was subsequently amended by SFAS No. 138, we are required to recognize the change in the market value of all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Also on January 1, 2001, we adopted mark-to-market accounting for the remainder of our marketing activities which, for various reasons, are not designated or qualified as hedges under SFAS No. 133. Upon the adoption of SFAS No. 133 and mark-to-market accounting on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $22.5 million, an increase to Current assets of $52.6 million, an increase to Current liabilities of $86.9 million, an increase to Other long-term liabilities of $1.1 million and a decrease in Deferred income taxes payable of $12.9 million.

    Of the $22.5 million decrease to Accumulated other comprehensive income resulting from the January 1, 2001 adoption of SFAS No. 133, $19.4 million was reversed in the first nine months of 2001 with gains and losses from the underlying transactions recognized through operating income. An additional $2.6 million of this transition entry is currently anticipated to be recognized through operating income in the fourth quarter of 2001.

    The non-cash impact to our results of operations in the first nine months of 2001 resulting from the adoption of mark-to-market accounting for our marketing activities resulted in additional pre-tax income of $23.3 million.

  Principal Facilities

    The following tables provide information concerning our principal facilities at September 30, 2001. We also own and operate several smaller treating, processing and transportation facilities located in the same areas as our other facilities.

				Average for the Nine Months Ended September 30, 2001
		Gas Gathering System Miles(2)	Gas Throughput Capacity (MMcf/D)(3)
Plant Facilities(1)	Year Placed In Service			Gas Throughput (MMcf/D)(4)	Gas Production (MMcf/D)(5)	NGL Production (MGal/D)(5)
Texas
Gomez Treating	1971	385	280	101	92	—
Midkiff/Benedum	1949	2,173	165	147	96	888
Mitchell Puckett Gathering	1972	90	120	76	49	—
Louisiana
Toca(7)(8)	1958	—	160	135	129	108
Wyoming
Coal Bed Methane Gathering	1990	444	223	268	247	—
Fort Union Gas Gathering	2000	106	450	289	289	—
Granger(7)(9)(10)(14)	1987	482	235	154	131	286
Hilight Complex(7)	1969	626	80	63	57	72
Kitty/Amos Draw(7)	1969	314	17	9	6	37
Lincoln Road(10)	1988	149	50	18	16	31
Newcastle(7)	1981	146	5	3	2	19
Red Desert(7)	1979	111	42	15	13	27
Reno Junction(9)	1991	—	—	—	—	95
Oklahoma
Chaney Dell	1966	2,054	130	71	56	221
Westana	1981	871	45	63	58	23
New Mexico
San Juan River(6)	1955	140	60	24	20	17
Utah
Four Corners Gathering	1988	104	15	2	2	6

Total		8,195	2,077	1,438	1,263	1,830

			Average for the Nine Months Ended September 30, 2001
Transportation Facilities(1)	Year Placed In Service	Transportation Miles(2)	Pipeline Capacity (MMcf/D)(2)	Gas Throughput (MMcf/D)(4)
MIGC(11)(13)	1970	245	130	183
MGTC(12)	1963	252	18	8

Total		497	148	191

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

(2)
Gas gathering system miles, interconnect and transportation miles, and pipeline capacity are as of September 30, 2001.

(3)
Gas throughput capacity is as of September 30, 2001 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.

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

(14)
A 50% interest in the Bird Canyon gathering system servicing the Granger facility was sold in October 2001. Also in October 2001, the remaining 50% interest in this system was contributed to a newly formed joint venture, Rendezvous Gas Services, L.L.C.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    Western Gas Resources, Inc., v. Amerada Hess Corporation, District Court, Denver County, Colorado, Civil Action No. 00-CV-1433. We were a defendant in prior litigation, styled as Berco Resources, Inc. v. Amerada Hess Corporation and Western Gas Resources, Inc., United States District Court, District of Colorado, Civil Action No. 97-WM-1332, which was settled in 2000 for an amount which did not have a material impact on our financial position or results of operations. We are seeking reimbursement from Amerada Hess under a contractual indemnity. We amended our original complaint and requested a jury trial in this case. Amerada Hess filed a new complaint based upon the same factual issues as the original complaint and these cases were consolidated and are set for trial in June 2002. Both parties have filed cross motions for summary judgment.

    Barrett Resources Corporation and Lance Oil & Gas Company, Inc. (together the Plaintiffs) v. Westport Oil and Gas Company, Inc., (Defendant) Civil Action No. 00CV6973, District Court, City and County of Denver, Colorado. On September 15, 2000, Plaintiffs, including our subsidiary Lance Oil & Gas Company, filed a complaint for damages and declaratory relief related to a dispute arising under a Farmout Agreement between the parties dated September 26, 1995, as amended. The dispute centers on Plaintiffs' alleged delay of drilling of wells on a portion of the acreage covered by the Farmout Agreement. In October 2000, Defendant counterclaimed that the Farmout Agreement was terminated due to Plaintiffs' alleged delay of drilling. In July 2001, Plaintiffs notified Defendant of the commencement of drilling eleven wells on the acreage covered by the Farmout Agreement. In August 2001, Defendant filed supplemental counterclaims which included claims for trespass, conversion, accounting and constructive trust on the eleven wells drilled by Plaintiff and compensatory and exemplary damages in connection with these wells. A trial for this case is set for December 3, 2001 and the parties are currently proceeding with discovery. We intend to vigorously defend against the counterclaims but cannot express an opinion as to the outcome of this litigation. We believe that any unfavorable outcome will not have a material adverse effect on our financial position or results of operations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

3.3	Amended and Restated Bylaws of Western Gas Resources, Inc. adopted by the Board of Directors on October 12, 2001.
10.7	Revised 2001 Employment Agreement by and between Western Gas Resources, Inc. and officers.
10.27	Consultation Agreement by and between Western Gas Resources, Inc. and Larry F. Outlaw dated November 1, 2001.
10.28	Employment Agreement by and between Western Gas Resources, Inc. and Peter A. Dea, with Exhibits thereto dated October 15, 2001.

(b)
Reports on Form 8-K:

      A report was filed on October 17, 2001 announcing the appointment of Mr. Peter A. Dea to the position of President, Chief Executive Officer and Director effective November 1, 2001 and the promotion of William J. Krysiak to the position of Chief Financial Officer effective October 15, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GAS RESOURCES, INC. (Registrant)
Date: November 12, 2001	By:	/s/ PETER A. DEA Peter A. Dea Chief Executive Officer and President
Date: November 12, 2001	By:	/s/ WILLIAM J. KRYSIAK William J. Krysiak Chief Financial Officer (Principal Financial and Accounting Officer)