Form 10-Q
period 2004-03-31
WESTERN GAS RESOURCES INC
filed 2004-05-10
CIK 856716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

On May 1, 2004, there were 36,819,669 shares of the registrant’s Common Stock outstanding.

Western Gas Resources, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,767	$26,116
Trade accounts receivable, net	252,645	262,509
Inventory	30,432	70,304
Assets from price risk management activities	10,941	17,149
Other	3,767	11,225
Total current assets	329,552	387,303

Property and equipment:
Gas gathering, processing and transportation	1,045,972	1,028,176
Oil and gas properties and equipment (successful efforts method)	349,499	329,555
Construction in progress	133,898	134,751
	1,529,369	1,492,482
Less: Accumulated depreciation, depletion and amortization	(509,132)	(495,721)

Total property and equipment, net	1,020,237	996,761

Other assets:
Gas purchase contracts (net of accumulated amortization of $39,365 and $38,937, respectively)	28,790	29,219
Assets from price risk management activities	1,343	1,466
Equity investments	39,766	39,289
Other	5,705	6,486

Total other assets	75,604	76,460

TOTAL ASSETS	$1,425,393	$1,460,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,093	$303,186
Accrued expenses	41,883	42,136
Liabilities from price risk management activities	13,281	10,603
Dividends payable	2,554	3,056
Total current liabilities	378,811	358,981

Long-term debt	245,000	339,000
Liabilities from price risk management activities	1,112	1,304
Other long-term liabilities	22,600	22,057
Deferred income taxes payable, net	189,506	176,673

Total liabilities	837,029	898,015

Stockholders’ equity:
Preferred Stock; 10,000,000 shares authorized: $2.625 cumulative convertible preferred stock, par value $.10; 1,260,000 and 2,060,000 issued and outstanding, respectively ($62,285,200 aggregate liquidation preference)	126	206
Common stock, par value $.10; 100,000,000 shares authorized; 35,313,300 and 34,135,901 shares issued, respectively	3,549	3,438
Treasury stock, at cost; 25,016 common shares in treasury	(788)	(788)
Additional paid-in capital	387,391	385,019
Retained earnings	199,637	173,076
Accumulated other comprehensive income	(1,551)	1,558

Total stockholders’ equity	588,364	562,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,393	$1,460,524

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Reconciliation of net income to net cash provided by operating activities:
Net income	$29,088	$23,375
Add income items that do not affect cash:
Depreciation, depletion and amortization	22,626	18,143
Loss on the sale of property and equipment	—	281
Deferred income taxes	10,465	17,183
Non-cash change in fair value of derivatives	6,219	4,163
Cumulative effect of change in accounting principle	(4,714)	6,724
Compensation expense from re-priced options	181	241
Other non-cash items, net	(2,940)	2,114

Adjustments to working capital to arrive at net cash provided by operating activities:
(Increase) decrease in trade accounts receivable	9,939	(173,095)
Decrease in product inventory	39,927	20,308
Decrease in other current assets	642	26,797
(Increase) in other assets and liabilities, net	(171)	(343)
Increase in accounts payable	17,907	178,528
Increase (decrease) in accrued expenses	7,932	(9,117)

Net cash provided by operating activities	137,101	115,302

Cash flows from investing activities:

Purchases of property and equipment	(36,955)	(57,076)
Proceeds from the dispositions of property and equipment	315	41

Net cash used in investing activities	(36,640)	(57,035)

Cash flows from financing activities:

Proceeds from exercise of common stock options	2,918	1,268
Payments on revolving credit facility	(354,850)	(391,800)
Borrowings on long-term debt	—	25,000
Borrowings under revolving credit facility	260,850	316,700
Debt issue costs	—	(95)
Payments for redemption of preferred stock	(672)	—
Dividends paid	(3,056)	(3,464)

Net cash used in financing activities	(94,810)	(52,391)

Net increase in cash and cash equivalents	5,651	5,876

Cash and cash equivalents at beginning of period	26,116	7,312

Cash and cash equivalents at end of period	$31,767	$13,188

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003

Revenues:
Sale of gas	$665,198	$793,270
Sale of natural gas liquids	92,915	92,049
Gathering, processing and transportation revenue	16,829	19,777
Price risk management activities	(5,368)	(17,694)
Other	1,642	704
Total revenues	771,216	888,106

Costs and expenses:
Product purchases	657,342	771,602
Plant and transportation operating expense	21,934	21,922
Oil and gas exploration and production expense	17,110	12,511
Depreciation, depletion and amortization	22,626	18,143
Loss on sale of assets	—	281
Selling and administrative expense	9,946	10,592
(Earnings) from equity investments	(1,926)	(1,562)
Interest expense	5,802	6,814
Total costs and expenses	732,834	840,303
Income before taxes	38,382	47,803
Provision for income taxes:
Current	3,543	521
Deferred	10,465	17,183
Total provision for income taxes	14,008	17,704

Income before cumulative effect of changes in accounting principles	24,374	30,099

Cumulative effect of changes in accounting principles net of tax of $2,710 and net of tax benefit of $3,967, respectively	4,714	(6,724)

Net income	29,088	23,375

Preferred stock requirements	(816)	(1,811)

Income attributable to common stock	$28,272	$21,564

Net income per share of common stock before cumulative effect of changes in accounting principles	$.69	$.85

Cumulative effect of changes in accounting principles	$.14	$(.20)

Earnings per share of common stock	$.83	$.65

Weighted average shares of common stock outstanding	34,182,950	33,087,680

Income attributable to common stock - assuming dilution	$29,088	$23,375

Earnings per share of common stock - assuming dilution	$.79	$.63

Weighted average shares of common stock outstanding - assuming dilution	36,825,805	37,163,098

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

	$2.625 Cumulative Convertible Preferred Stock	Shares of Common Stock	Shares of Common Stock in Treasury	$2.625 Cumulative Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total Stock- holders’ Equity
Balance at December 31, 2003	2,060,000	34,135,901	25,016	$206	$3,438	$(788)	$385,019	$173,076	$1,558	$562,509
Comprehensive income:
Net income, first quarter of 2004	—	—	—	—	—	—	—	29,088	—	29,088
Translation adjustments	—	—	—	—	—	—	—	—	(1,528)	(1,528)
Other comprehensive income
From equity investees	—	—	—	—	—	—	—	—	(983)	(983)
Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	2,266	2,266
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	—	(2,850)	(2,850)
Reduction to estimated ineffectiveness	—	—	—	—	—	—	—	—	(14)	(14)
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—
Change in accumulated derivative comprehensive income	—	—	—	—	—	—	—	—	(598)	(598)
Total comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	25,979
Stock options exercised	—	117,195	—	—	12	—	2,906	—	—	2,918
Effect of re-priced options	—	—	—	—	—	—	181	—	—	181
Officer loans forgiven	—	—	—	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	—	—	(1,765)	—	(1,765)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	(789)	—	(789)
Conversion of $2.625 cumulative convertible preferred stock	(786,751)	1,060,204	—	(79)	99	—	(46)	—	—	(26)
Redemption of $2.625 cumulative convertible preferred stock	(13,249)	—	—	(1)	—	—	(669)	27	—	(643)

Balance at March 31, 2004	1,260,000	35,313,300	25,016	$126	$3,549	$(788)	$387,391	$199,637	$(1,551)	$588,364

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the Securities and Exchange Commission, or SEC.  As provided by such rules and regulations, we have condensed or omitted certain information and notes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America.

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.  The interim consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations expected for the year ended December 31, 2004.

Prior period amounts in the interim consolidated financial statements and notes have been reclassified as appropriate to conform to the presentation used in 2004, including items associated with Price risk management activities.

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock are computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding.  In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares.  Income attributable to common stock is net income less preferred stock dividends.  We declared preferred stock dividends of $789,000 and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.  Common stock options and our $2.625 cumulative convertible preferred stock are potential common shares.  In December 2003, we issued a notice of redemption for a total of 800,000 shares of our $2.625 cumulative convertible preferred stock.  The holders of these shares had the right to convert them into shares of our common stock in lieu of receiving the redemption price in cash.   In January 2004, we issued an additional 989,622 shares of common stock and paid $672,000 in cash proceeds to complete this redemption.  The following is a reconciliation of the weighted average shares of common stock outstanding to the weighted average common shares outstanding – assuming dilution.  In the first quarter of 2004, we declared dividends on outstanding common stock of $0.05 per share and dividends on outstanding preferred stock of $0.65625 per share.

	Quarter Ended March 31,
	2004	2003
Weighted average shares of common stock outstanding	34,182,950	33,087,680
Potential common shares from:
Common stock options	907,764	603,719
$2.625 Cumulative convertible preferred stock	1,735,091	3,471,699
Weighted average shares of common stock outstanding - assuming dilution	36,825,805	37,163,098

The numerators and the denominators for these periods were adjusted to reflect these potential shares and any related preferred dividends in calculating fully diluted earnings per share.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Included in Accumulated other comprehensive income at March 31, 2004 were unrealized losses of $2.9 million from the fair value of derivatives designated as cash flow hedges and unrealized gains of $1.4 million of cumulative foreign currency translation adjustments.  In the first quarter of 2004, we discontinued cash flow hedge accounting treatment on our hedges of equity butane production which utilized crude oil puts as a surrogate.  The value of these hedging instruments will remain in Accumulated other comprehensive income and will be reclassified to our results of operations as the underlying transactions occur.  A loss of $318,000 was included in Accumulated other comprehensive income at March 31, 2004 for these items.

Included in Accumulated other comprehensive income at March 31, 2003 were unrealized losses of $10.3 million from the fair value of derivatives designated as cash flow hedges and unrealized gains of $3.2 million of cumulative foreign currency translation adjustments.

Revenue Recognition

In the Gas Gathering, Processing and Treating segment, we recognize revenue for our services at the time the service is performed. We record revenue from our gas and NGL marketing activities, including sales of our equity production, upon transfer of title to the product.  These revenues are recorded on a gross sales versus sales net of purchases basis as we obtain title to all the gas and NGLs that we buy including third-party purchases, and bear the risk of loss and credit exposure on these transactions.  Gas imbalances on our production are accounted for using the sales method.  For our marketing activities, we utilize mark-to-market accounting.  Under mark-to-market accounting, the expected margin to be realized over the term of the transaction is recorded in the month of origination.  To the extent that a transaction is not fully hedged or there is any hedge ineffectiveness, additional gains or losses associated with the transaction may be reported in future periods.  In the Transportation segment, we realize revenue on a monthly basis from firm capacity contracts under which the shipper pays for transport capacity whether or not the capacity is used and from interruptible contracts where a fee is charged based upon volumes received into the pipeline.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Depreciation, Depletion and Amortization for Oil and Gas Properties

We follow the successful efforts method of accounting for oil and gas exploration and production activities.  Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved reserves.  In the fourth quarter of 2003, we conducted a review of our oil and gas producing properties, which included an evaluation of the geologic formations and production history for these properties.  This review indicated that the cash flows from individual wells in our operating areas were not largely independent of the cash flows of other wells producing in the same field or coal seam.  As a result of this review we redefined the asset groupings for the calculation of depreciation and depletion from a well-by-well basis to a field wide basis for each of the Jonah, Pinedale and Sand Wash fields and to a grouping of all wells drilled into related coal seams for the Powder River Basin.

The change in the asset groupings for depreciation and depletion purposes is treated as a change in accounting principle.  Accordingly, the Accumulated depreciation, depletion, and amortization for these assets has been recalculated under the new asset groupings.  The cumulative effect of the change in depreciation and depletion method of $4.7 million, net of tax, or $0.13 per common share assuming dilution, is presented in the Consolidated Statement of Operations under the caption Cumulative effect of changes in accounting principles, net of tax.  This change resulted in an increase in Depreciation expense of  $310,000, or $0.01 per share of common stock, in the first quarter of 2004.

If we had adopted the change in asset groupings for depreciation and depletion purposes on January 1, 2003, we estimate that Depreciation, depletion and amortization expense in the first quarter of 2003 would have been $527,000 lower than reported on the Consolidated Statement of Operations.  The estimated pro forma effect of a January 1, 2003 change in depreciation and depletion methodology would have been $5.5 million in net income and $0.15 in earnings per share of common stock.  For 2003, earnings per share after the cumulative effect of change in accounting principle for asset retirement obligations was $.63 per share.  If we had adopted the change in asset groupings for depreciation and depletion purposes on January 1, 2003, earnings per share would have been $.78 per share.

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.”  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  We adopted SFAS No. 143 on January 1, 2003 and recorded an $11.5 million increase to Property and equipment, a $4.4 million increase to Accumulated depreciation, depletion and amortization, a $17.8 million increase to Other long-term liabilities and a $6.7 million non-cash, net of tax, loss from the Cumulative effect of a change in accounting principle.

SUBSEQUENT EVENT

Conversion of Preferred Stock

On March 16, 2004, we issued a notice of redemption for all our outstanding  $2.625 cumulative convertible preferred stock, or approximately 1,260,000 shares.  On April 20, 2004, a total of 1,556,791 common shares were issued and $391,000 was paid in cash to complete the redemption of our $2.625 cumulative convertible preferred stock.  After the completion of the notice of redemption, the $2.625 cumulative convertible preferred stock was delisted from trading on the New York Stock Exchange.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The net loss recognized in earnings through Sale of residue gas and Sale of natural gas liquids during the first three months of 2004 from hedging activities was $743,000, and we recognized a loss from hedge ineffectiveness of $21,000. In the first quarter of 2004, we determined in our quarterly effectiveness testing that our hedges of equity butane production which utilized crude oil puts as a surrogate are no longer effective hedges.  Therefore, in the first quarter of 2004, we discontinued cash flow hedge accounting treatment on these instruments.  The value of these hedging instruments will remain in Accumulated other comprehensive income and will be reclassified to our results of operations as the underlying transactions occur.  A loss of $318,000 was included in Accumulated other comprehensive income at March 31, 2004 for these items.  Our remaining hedges for our other products are expected to continue to be “highly effective” under SFAS No. 133 in the future.

The gains and losses currently reflected in Accumulated other comprehensive income will be reclassified to earnings based on the actual sales of the hedged gas or NGLs.  Based on prices as of March 31, 2004, approximately $2.9 million of losses in Accumulated other comprehensive income will be reclassified to earnings in 2004.

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid was $3.0 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively.  No income taxes were paid in the three months ended March 31, 2004.  A total of $4.9 million was paid in income taxes in the three months ended March 31, 2003.

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

We are required to record compensation expense (if not previously accrued) equal to the number of unexercised re-priced options multiplied by the amount by which our stock price at the end of any quarter exceeds $21.00 per share.  We had options covering 24,219 and 59,500 common shares outstanding at March 31, 2004 and 2003, respectively, which were treated as repriced options.  Based on our stock price at March 31, 2004 of $50.85 per share and our stock price at March 31, 2003 of $32.55 per share, expense of $181,000 and $147,000, respectively, was recorded in the three months ended March 31, 2004 and 2003.

SFAS No. 123 requires pro forma disclosures for each quarter that a statement of operations is presented.  The following is a summary of the options to purchase our common stock granted during the quarters ended March 31, 2004 and 2003, respectively.

	Quarter Ended March 31,
	2004	2003
2002 Plan	17,500	30,000

The following is a summary of the weighted average fair value per share of the options granted during the quarters ended March 31, 2004 and 2003, respectively.

	Quarter Ended March 31,
	2004	2003
2002 Plan	$22.53	18.28

These values for the options granted during the quarter ended March 31, 2004 were estimated using the Black-Scholes option-pricing model with the following assumptions:

2002 Plan
Risk-free interest rate	3.57%
Expected life (in years)	7
Expected volatility	44%
Expected dividends (quarterly)	$0.05

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

	Quarter Ended March 31,
	2004 As Reported	2004 Pro Forma	2003 As Reported	2003 Pro Forma
Net income	$29,088	$27,946	$23,375	$22,610
Net income attributable to common stock	28,272	27,130	21,564	20,799
Earnings per share of common stock	0.83	0.79	0.65	0.63
Earnings per share of common stock - assuming dilution	0.79	0.76	0.63	0.61
Stock-based employee compensation cost, net of related tax effects, included in net income	$115	$—	$92	$—
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	$—	$1,257	$—	$857

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

Gas Gathering, Processing and Treating.  In this segment, we connect producers’ wells (including those of our Exploration and Production segment) to our gathering systems for delivery to our processing or treating plants, process the natural gas to extract NGLs and treat the natural gas in order to meet pipeline specifications.  In some areas, where no processing is required, we gather and compress producers’ gas and deliver it to pipelines for further delivery to market.  Except for volumes taken in kind by our producers, the Marketing segment sells the residue gas and NGLs extracted at most of our facilities.  In this segment, we recognize revenue for our services at the time the service is performed.  Included in this segment is our Powder River coal bed methane gathering operations, which gathers gas from producers, including our Exploration and Production segment.  In 2003, this service for the Exploration and Production segment was performed under a percentage-of-proceeds contract and in 2004, this service is performed under a fee-based contract.  The change of contract type has no effect on the Operating profit of either the Gas Gathering, Processing and Treating segment or the Exploration and Production segment.

Substantially all gas flowing through our gathering, processing and treating facilities is supplied under three types of contracts providing for the purchase, treating or processing of natural gas for periods ranging from one month to twenty years or in some cases for the life of the oil and gas lease.  Approximately 65% of our plant facilities’ gross margin, or revenues at the plant less product purchases, for the month of March 2004 was under percentage-of-proceeds agreements in which we are typically responsible for the marketing of the gas and NGLs.  Under these agreements, we pay producers a specified percentage of the net proceeds received from the sale of the gas and the NGLs.

Approximately 19% of our plant facilities’ gross margin for the month of March 2004 was under contracts that are primarily fee-based from which we receive a set fee for each Mcf of gas gathered and/or processed. This type of contract provides us with a steady revenue stream that is not dependent on commodity prices, except to the extent that low prices may cause a producer to delay drilling.

Approximately 16% of our plant facilities’ gross margin for the month of March 2004 was under contracts with "keepwhole" arrangements or wellhead purchase contracts.  Under these contracts, we retain the NGLs recovered by the processing facility and keep the producers whole by returning to the producers at the tailgate of the plant an amount of residue gas equal on a Btu basis to the natural gas received at the plant inlet.  The "keepwhole" component of the contracts permits us to benefit when the value of the NGLs is greater as a liquid than as a portion of the residue gas stream.  However, we are adversely affected when the value of the NGLs is lower as a liquid than as a portion of the residue gas stream.

Exploration and Production.  The activities of the Exploration and Production segment include the exploration and development of gas properties in the Rocky Mountain area, including those where our gathering and/or processing facilities are located.  The Marketing segment sells the majority of the production from these properties.

Marketing. Our Marketing segment buys and sells gas and NGLs in the United States and Canada from and to a variety of customers.  In this segment, revenues for sales of product are recognized at the time the gas or NGLs are delivered to the customer and are sensitive to changes in the market prices of the underlying commodities.  The marketing of products purchased from third-parties typically results in low operating margins relative to the sales price.  We sell our products under agreements with varying terms and conditions in order to match seasonal and other changes in demand.  This segment also markets gas and NGLs produced by our gathering, processing, treating and production assets.  Also included in this segment are our Canadian marketing operations, which are conducted through our wholly-owned subsidiary WGR Canada, Inc. and are immaterial for separate presentation.

Transportation.  The Transportation segment reflects the operations of Western’s MIGC, Inc. and MGTC, Inc.  pipelines.   The majority of the revenue presented in this segment is derived from transportation of residue gas for our Marketing segment and other third parties.  In this segment, we realize revenue on a monthly basis from firm capacity contracts under which the shipper pays for transport capacity whether or not the capacity is used and from interruptible contracts where a fee is charged based upon volumes received into the pipeline.  The Transportation segments’ firm capacity contracts range in duration from seven months to fourteen years.

Segment Information. The following tables set forth our segment information as of and for the three months ended March 31, 2004 and 2003 (dollars in thousands).  Due to our integrated operations, the use of allocations in the determination of business segment information is necessary.  Inter-segment revenues are valued at prices comparable to those of unaffiliated customers.  Prior period amounts in the interim segment information have been reclassified to conform to the presentation used in 2004.

	Gas Gathering, Processing and Treating	Exploration and Production	Marketing	Trans- portation	Corporate	Elim- inating Entries	Total
Quarter Ended March 31, 2004
Revenues from unaffiliated customers
Sale of gas	$924	$2,239	$659,824	$562	$—	$—	$663,549
Sale of natural gas liquids	1	—	95,298	—	8	—	95,307
Equity hedges:
Residue	149	1,500	—	—	—	—	1,649
Liquids	(2,392)	—	—	—	—	—	(2,392)
Gathering, processing and transportation revenue	14,926	—	—	1,743	160	—	16,829
Total revenues from unaffiliated customers	13,608	3,739	755,122	2,305	168	—	774,942
Inter-segment revenues	257,637	55,931	12,805	3,434	15	(329,822)	—
Price risk management activities	(21)	—	(5,347)	—	—	—	(5,368)
Interest income	—	—	—	—	4,009	(4,009)	—
Other, net	341	1	(2)	—	1,302	—	1,642
Total revenues	271,565	59,671	762,578	5,739	5,494	(333,831)	771,216
Product purchases	215,578	628	759,868	1,581	—	(320,313)	657,342
Plant operating and transportation expense	20,164	248	(242)	1,760	935	(931)	21,934
Oil and gas exploration and production expense	—	25,681	—	—	—	(8,571)	17,110
Earnings from equity investments	(1,926)	—	—	—	—	—	(1,926)
Operating profit	37,749	33,114	2,952	2,398	4,559	(4,016)	76,756

Depreciation, depletion and amortization	9,000	10,992	17	416	2,201	—	22,626
Selling and administrative expense	—	—	—	—	9,960	(14)	9,946
(Gain) loss from sale of assets	—	—	—	—	—	—	—
Interest expense	—	35	95	(63)	9,744	(4,009)	5,802
Segment profit	$28,749	$22,087	$2,840	$2,045	$(17,346)	$7	$38,382

Identifiable assets
Other allocated assets	$5,974	$4,737	$60,172	$27,152	$319,475	$(52,120)	$365,390
Investment in others	—	—	—	—	483,720	(443,954)	39,766
Capital assets	623,219	304,721	17	38,503	54,346	(569)	1,020,237
Total identifiable assets	$629,193	$309,458	$60,189	$65,655	$857,541	$(496,643)	$1,425,393

	Gas Gathering, Processing and Treating	Exploration and Production	Marketing	Trans- portation	Corporate	Elim- inating Entries	Total
Quarter Ended March 31, 2003
Revenues from unaffiliated customers
Sale of gas	$1,054	$920	$798,759	$296	$—	$—	$801,029
Sale of natural gas liquids	4	—	96,937	—			96,941
Equity hedges:
Residue	(968)	(6,791)	—	—	—	—	(7,759)
Liquids	(4,892)	—	—	—	—	—	(4,892)
Gathering, processing and transportation revenue	17,904	—	—	1,838	35	—	19,777
Total revenues from unaffiliated customers	13,102	(5,871)	895,696	2,134	35	—	905,096
Inter-segment revenues	302,037	63,342	11,967	3,874	33	(381,253)	—
Price risk management activities	(777)	(2,045)	(14,872)	—	—	—	(17,694)
Interest income	—	8	—	2	2,339	(2,349)	—
Other, net	584	15	—	—	105	—	704
Total revenues	314,946	55,449	892,791	6,010	2,512	(383,602)	888,106
Product purchases	264,287	388	877,927	201	—	(371,201)	771,602
Plant operating and transportation expense	20,199	101	80	1,747	601	(806)	21,922
Oil and gas exploration and production expense	—	21,561	—	—	—	(9,050)	12,511
Earnings from equity investments	(1,562)	—	—	—	—	—	(1,562)
Operating profit	32,022	33,399	14,784	4,062	1,911	(2,545)	83,633

Depreciation, depletion and amortization	7,535	8,420	35	433	1,720	—	18,143
Selling and administrative expense	—	—	—	—	10,606	(14)	10,592
(Gain) loss from sale of assets	(92)	—	—	—	373	—	281
Interest expense	1	—	40	(24)	9,146	(2,349)	6,814
Segment profit	$24,578	$24,979	$14,709	$3,653	$(19,934)	$(182)	$47,803

Identifiable assets
Other allocated assets	$(2,215)	$3,424	$107,202	$1,306	$478,446	$(51,330)	$536,833
Investment in others	2,914	—	—	3,731	53,714	(36,174)	24,185
Capital assets	587,781	225,573	1,637	42,142	54,432	7	911,572
Total identifiable assets	$588,480	$228,997	$108,839	$47,179	$586,592	$(87,497)	$1,472,590

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

During the three months ended March 31, 2004 and 2003, the guarantors of our payment obligations under the financing facilities were Lance Oil & Gas Company, Inc., Western Gas Resources-Texas, Inc., Mountain Gas Resources, Inc., MIGC, Inc., MGTC, Inc. and Western Gas Wyoming, L.L.C., or collectively, the guarantor subsidiaries.

Our subsidiaries that did not guarantee our payment obligations under the financing facilities during the three months ended March 31, 2004 and 2003 included Western Power Services, Inc., Western Gas Resources-Westana, Inc., WGR Canada, Inc., Western Gas Resources – Sand Wash, Inc., Mountain Gas Transportation, Inc., and Setting Sun Pipeline Corporation, or collectively, the non-guarantor subsidiaries.

Presented below is condensed consolidating financial information for Western Gas Resources, Inc., or the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries.  Balance sheet data are presented as of

March 31, 2004 and 2003.  The Statement of Operations and Statement of Cash Flows data are presented for the three months ended March 31, 2004 and 2003.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$21,367	$10,316	$84	$—	$31,767
Trade accounts receivable, net	136,813	107,276	10,872	(2,316)	252,645
Inventory	13,740	1,741	14,951	—	30,432
Assets from price risk management activities	10,941	—	—	—	10,941
Other	3,799	(1,009)	977	—	3,767
Total current assets	186,660	118,324	26,884	(2,316)	329,552
Total property and equipment, net	422,755	515,517	82,641	(676)	1,020,237

Other assets:
Gas purchase contracts, net	7,302	21,488	—	—	28,790
Assets from price risk management activities	1,343	—	—	—	1,343
Other assets	55,480	20	8	(49,803)	5,705
Investments in subsidiaries	614,362	37,397	2,369	(614,362)	39,766
Total other assets	678,487	58,905	2,377	(664,165)	75,604

Total assets	$1,287,902	$692,746	$111,902	$(667,157)	$1,425,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,037	$52,413	$28,883	$(3,240)	$321,093
Accrued expenses	23,912	15,577	2,394	—	41,883
Liabilities from price risk management activities	13,281	—	—	—	13,281
Dividends payable	2,554	—	—	—	2,554
Total current liabilities	282,784	67,990	31,277	(3,240)	378,811

Long-term debt	245,000	44,967	4,836	(49,803)	245,000
Other long-term liabilities	11,736	10,026	838	—	22,600
Liabilities from price risk management activities	1,112	—	—	—	1,112
Deferred income taxes payable	158,906	29,666	5,989	(5,055)	189,506

Total liabilities	699,538	152,649	42,940	(58,098)	837,029
Total stockholders’ equity	588,364	540,097	68,962	(609,059)	588,364

Total liabilities and stockholders’ equity	$1,287,902	$692,746	$111,902	$(667,157)	$1,425,393

Supplemental Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$941,328	$104,163	$59,557	$(333,832)	$771,216
Costs and expenses:
Product purchases	890,751	33,005	52,371	(318,785)	657,342
Plant operating expense	15,729	7,907	757	(2,459)	21,934
Oil and gas exploration and production costs	288	25,246	147	(8,571)	17,110
Depreciation, depletion and amortization	8,137	13,336	1,153	—	22,626
Selling and administrative expense	9,351	536	74	(15)	9,946
Earnings from equity investments	(27,070)	(1,384)	(542)	27,070	(1,926)
Interest expense	5,760	3,951	93	(4,002)	5,802
Total costs and expenses	902,946	82,597	54,053	(306,762)	732,834
Income before income taxes	38,382	21,566	5,504	(27,070)	38,382
Total provision for income taxes	14,008	—	—	—	14,008
Income before cumulative change in accounting principle	24,374	21,566	5,504	(27,070)	24,374
Cumulative effect of change in accounting principle	4,714	—	—	—	4,714

Net income	$29,088	$21,566	$5,504	$(27,070)	$29,088

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended March 31, 2004

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$93,866	$28,302	$16,232	$(1,299)	$137,101
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(17,172)	(18,111)	(2,972)	1,300	(36,955)
Proceeds from the disposition of property and equipment	117	3	196	(1)	315
Other net cash from investing activities	14,995	—	(14,995)	—	—
Net cash used in investing activities	(2,060)	(18,108)	(17,771)	1,299	(36,640)
Cash flows from financing activities:
Payments on revolving credit facility	(354,850)	—	—	—	(354,850)
Borrowings under revolving credit facility	260,850	—	—	—	260,850
Dividends paid	(3,056)	—	—	—	(3,056)
Other net cash from financing activities	2,246	—	—	—	2,246
Net cash used in financing activities	(94,810)	—	—	—	(94,810)
Net increase in cash and cash equivalents	(3,004)	10,194	(1,539)	—	5,651
Cash and cash equivalents at beginning of year	24,371	122	1,623	—	26,116
Cash and cash equivalents at end of year	$21,367	$10,316	$84	$—	$31,767

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2003

(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,371	$122	$1,623	$—	$26,116
Trade accounts receivable, net	149,889	99,485	14,786	(1,651)	262,509
Inventory	46,670	1,686	21,948	—	70,304
Assets held for sale	—	—	—	—	—
Assets from price risk management activities	17,149	—	—	—	17,149
Other	9,782	(149)	1,592	—	11,225
Total current assets	247,861	101,144	39,949	(1,651)	387,303

Total property and equipment, net	410,456	504,824	80,858	623	996,761

Other assets:
Gas purchase contracts, net	7,386	21,833	—	—	29,219
Assets from price risk management activities	1,466	—	—	—	1,466
Other assets	78,123	(15)	8	(71,630)	6,486
Investments in subsidiaries	578,640	36,013	3,276	(578,640)	39,289
Total other assets	665,615	57,831	3,284	(650,270)	76,460

Total assets	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,708	$43,447	$28,597	$(2,566)	$303,186
Accrued expenses	16,145	23,544	2,447	—	42,136
Liabilities from price risk management activities	10,603	—	—	—	10,603
Dividends payable	3,056	—	—	—	3,056
Total current liabilities	263,512	66,991	31,044	(2,566)	358,981

Long-term debt	339,000	44,967	19,931	(64,898)	339,000
Other long-term liabilities	11,534	9,698	825	—	22,057
Liabilities from price risk management activities	1,304	—	—	—	1,304
Deferred income taxes payable	146,073	29,805	5,989	(5,194)	176,673

Total liabilities	761,423	151,461	57,789	(72,658)	898,015

Total stockholders’ equity	562,509	512,338	66,302	(578,640)	562,509

Total liabilities and stockholders’ equity	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

Supplemental Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$1,114,829	$100,477	$60,225	$(387,425)	$888,106
Costs and expenses:
Product purchases	1,074,918	17,672	53,912	(374,900)	771,602
Plant operating expense	14,911	7,424	700	(1,113)	21,922
Oil and gas exploration and production costs	279	21,282	—	(9,050)	12,511
Depreciation, depletion and amortization	7,240	10,367	536	—	18,143
Selling and administrative expense	10,181	349	76	(14)	10,592
(Gain) loss on sale of assets	281	—	—	—	281
Earnings from equity investments	(47,592)	(993)	(569)	47,592	(1,562)
Interest expense	6,808	2,314	40	(2,348)	6,814
Total costs and expenses	1,067,026	58,415	54,695	(339,833)	840,303
Income before income taxes	47,083	42,062	5,530	(47,592)	47,803
Total provision for income taxes	17,704	—	—	—	17,704
Income before cumulative change in accounting principle	30,099	42,062	5,530	(47,592)	30,099
Cumulative effect of change in accounting principle	(6,724)	—	—	—	(6,724)
Net income	$23,375	$42,062	$5,530	$(47,592)	$23,375

Supplemental Condensed Consolidating Statement of Cash Flows

For the Quarter Ended March 31, 2003

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$105,022	$10,022	$4,081	$(3,823)	$115,302
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(46,042)	(10,471)	(707)	144	(57,076)
Proceeds from the disposition of property and equipment	137	48	—	(144)	41
Other net cash from investing activities	4,680	—	(4,680)	—	—
Net cash from investing activities	(41,225)	(10,423)	(5,387)	—	(57,035)
Cash flows from financing activities:
Payments on revolving credit facility	(391,800)	—	—	—	(391,800)
Borrowings under revolving credit facility	316,700	—	—	—	316,700
Dividends paid	(3,464)	—	—	—	(3,464)
Other net cash from financing activities	26,173	—	—	—	26,173
Net cash used in financing activities	(52,391)	—	—	—	(52,391)
Net increase in cash and cash equivalents	11,406	(401)	(1,306)	(3,823)	5,876
Cash and cash equivalents at beginning of year	7,138	128	46	—	7,312
Cash and cash equivalents at end of year	$18,544	$(273)	$(1,260)	$(3,823)	$13,188

LEGAL PROCEEDINGS

United States of America and ex rel. Jack J. Grynberg v. Western Gas Resources, Inc., et al., United States District Court, District of Colorado, Civil Action No. 97-D-1427.  As reported in our Form 10-K for the year ended December 31, 2003, in October 2002,The Company is a defendant in litigation filed on June 30, 1997, along with over 300 natural gas companies in 72 separate actions filed by Mr. Grynberg on behalf of the federal government.  The allegations made by Mr. Grynberg are that established gas measurement and royalty calculation practices improperly deprived the federal government of appropriate natural gas royalties and violate 31 U. S. C. 3729 (a) (7) of the False Claims Act.  The cases have been consolidated to the United States District Court for the District of Wyoming.  Discovery on the jurisdictional issues is being completed to determine if this matter qualifies as a qui tam (or class) action.  On October 9, 2002, the court dismissed Mr. Grynberg’s valuation claims, and his appeal against this decision was also unsuccessful.  The Company believes that Mr. Grynberg’s remaining claims are baseless and without merit and intends to vigorously contest the allegations in this case.

Price, et al. v. Gas Pipelines, Western Gas Resources, Inc., et al., District Court, Stevens County, Kansas, Case No. 99-C-30.  As reported in our Form 10-K for the year ended December 31, 2003, the Company is a defendant in litigation filed on September 23, 1999, along with numerous other natural gas companies, in which Mr. Price is claiming an under measurement of gas and Btu volumes throughout the country.  The Company along with other natural gas companies filed a motion to dismiss for failure to state a claim.  The court denied these motions to dismiss.   The court denied plaintiff’s motion for certification as a class and, in the second quarter of 2003, the plaintiff amended and refiled for certification as a class.  On May 12, 2003, Mr. Price filed a further claim, Will Price et al v. Western Gas Resources, Inc. et al., District Court, Stevens County, Kansas, Case No. 03C23, relating to certain matters previously removed from the foregoing action.  The Company believes that Mr. Price’s claims are without merit and intends to vigorously contest the allegations in this case.

In the Matter of the Appeal of Lance Oil & Gas Company from a Decision by the Department of Revenue, Docket No. 2003-44, Before the State Board of Equalization for the State of Wyoming.  As reported in our Form 10-K for the year ended December 31, 2003, the Wyoming Department of Revenue has conducted an audit of our wholly-owned subsidiary Lance Oil & Gas Company, Inc. for the period from January 1, 1998 through December 31, 1999.  On March 24, 2003, the Department of Revenue notified us that it had assessed additional severance taxes and increased taxable value for ad valorem tax purposes.  The additional severance and ad valorem taxes claimed by the Department of Revenue amount to $196,000 and $351,000, respectively, together with statutory interest.  On April 23, 2003, we filed a Notice of Appeal with the Wyoming State Board of Equalization.  On April 21, 2004, we reached a settlement with the Wyoming Department of Revenue for the periods 1998 through 2003.  We have accrued a total of $617,000 in the first quarter of 2004 for this settlement.

Price Reporting to Gas Trade Publications.   As reported in our Form 10-K for the year ended December 31, 2003, in the third quarter of 2003, we learned that several employees in our marketing department furnished inaccurate information regarding natural gas transactions to energy publications, which compile and report energy index prices.  We discovered the inaccuracies during a review of our marketing activities, which was being conducted in response to a subpoena issued by the Commodity Futures Trading Commission, or CFTC.  These employees have identified inaccuracies associated with reporting of natural gas transactions primarily related to points in Texas.  We have discontinued the practice of reporting pricing information to the industry publications.  In conjunction with our investigation into this matter, we released one manager in our marketing department.  The outcome of this matter and the amount of any fines to be assessed is uncertain.  Given the uncertainty surrounding the amounts of any fines to be assessed, we have not accrued any amounts related to this matter as of March 31, 2004.

Other Litigation.   We are involved in various other litigation and administrative proceedings arising in the normal course of business.  In the opinion of our management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flow.

Retirement Plan.  As reported in our Form 10-K for the year ended December 31, 2003, we provide a Retirement Plan for our present and past employees, or participants.  The purpose of the Retirement Plan is to provide a method for the participants to save towards their retirement.  Beginning in January 1989, the participants were given the option to invest their contributions in the Western Gas Fund.  The Western Gas Fund is comprised of shares of our common stock, purchased in the open market by the trustee, Fidelity Management Trust Company, and short-term investments. A participant’s ownership in the Western Gas Fund is measured in Units rather than in shares of common stock.  To effectuate participant investment elections and therefore purchases and sales of Units, the trustee purchases and sells the common stock in the open market at market prices.

We are required to register the shares of our common stock purchased by the trustee of the Retirement Plan under the Securities Act.  Although all the purchases by the trustee were made in the open market and in a manner consistent with the Retirement Plan and the investment elections of the participants, we have determined that approximately 467,000 shares of our common stock purchased by the trustee beginning August 14, 2001 and ending August 14, 2002 (the “Rescission Period”) may not have been properly registered in accordance with the Securities Act.  These shares were purchased at an average price of $31.92 per share for total value of $14.9 million.  As a result of this determination, we filed a registration statement on Form S-3 with the SEC providing for a rescission offer to certain of the plan participants as described below.  This registration statement was filed in April 2004 and has not been declared effective by the SEC.

Any participant who elected to allocate a percentage of such participant’s funds in the Retirement Plan to the purchase of Units in the Western Gas Fund at any time during the Rescission Period, and who still holds those Units during the period of the rescission offer, may direct a sale of those Units to us at the price the participant paid for the Units, plus interest.  This election would be beneficial to any participant who purchased Units at a price higher than our stock price at the end of the period of the rescission offer.  At March 31, 2004, our common stock price was $50.85 per share and the Western Gas Fund held approximately 136,400 shares of our common stock.  The trustee of the Western Gas Fund sold the remaining 333,600 shares of our common stock acquired during the Rescission Period.  If a participant has already directed and caused the sale of those Units purchased during the Rescission Period at a loss, then the trustee or the participant may receive from us, the price paid for those Units, plus interest, less the sale proceeds.  This election would be beneficial to any participant who sold Units at a loss.

While we are unable to estimate the cost or results of the rescission offer, we do not expect the costs to have a material adverse effect on our financial position, results of operations or cash flows.   We also believe that the amounts subject to the rescission offer are immaterial for separate classification on the Consolidated Balance Sheet at March 31, 2004 and at December 31, 2003.

Recently Issued Accounting Pronouncements.

SFAS No. 141 and SFAS No. 142.  SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets” were issued in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively.  SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets.  SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets.  Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.  One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on the Consolidated Balance Sheet.  In addition, the disclosures required by SFAS No. 141 and No. 142 relative to intangibles would be included in the Notes to Consolidated Financial Statements.  Historically, we have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the Oil and gas properties and equipment, even after SFAS No. 141 and No. 142 became effective.

If we applied the interpretation of SFAS No. 141 and No. 142 described above, only the Consolidated Balance Sheet classification of oil and gas leaseholds would be affected.  Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and gas companies provided in SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”

At March 31, 2004, we had undeveloped leaseholds of $55.3 million that would be classified on the Consolidated Balance Sheet as “intangible undeveloped leaseholds” and developed leaseholds of $33.1 million that would be classified as “intangible developed leaseholds” if the interpretation currently being considered was applied.  We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

FIN 46.  In January 2003, the FASB issued Interpretation No. 46, or “FIN 46”, “Consolidation of Variable Interest Entities.”  FIN 46, as amended by FIN 46r, provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE.  The provisions of FIN 46 were effective immediately for all VIEs created after January 31, 2003.  For VIEs created before February 1, 2003, the provisions of FIN 46, as amended, were effective on January 1, 2004.   After evaluating this accounting pronouncement and our operations, we determined that we did not have any interests in any VIEs, hence the adoption of FIN 46 did not have any impact on our financial position, results of operations or cash flows.

EITF 01-08.  In January 2004, the Emerging Issues Task Force issued EITF 01-08, “Determining Whether an Arrangement Contains a Lease.”  The task force reached final consensus that assets, which are built to provide services to one specific customer, should be evaluated for potential treatment as capital leases.  We have entered into a binding agreement to construct and operate a new refrigeration straddle plant that will provide services to the owner of an interstate pipeline.  This new facility is expected to be operational in the fourth quarter of 2004.  We are evaluating this contract and the provisions of EITF 01-08 to determine the appropriate accounting treatment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three months ended March 31, 2004 and 2003.  Certain prior year amounts have been reclassified to conform to the presentation used in 2004.  You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document.  This section, as well as other sections in this Form 10-Q, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Company Overview

Business Strategy— Maximizing the value of our existing core assets is the focal point of our business strategy.   Our core assets are our fully integrated upstream and midstream assets in the Powder River and Greater Green River Basins in Wyoming and Colorado and our midstream operations in west Texas, Oklahoma and New Mexico.  Our long-term business plan is to increase stockholder value by: (i) doubling proven reserves and equity production of natural gas from the levels achieved in 2001 over a five year period; (ii) meeting or exceeding throughput projections in our midstream operations; and (iii) optimizing annual returns.

Industry and Company Overview— In North America, our industry has experienced several consecutive years of declining natural gas production.  Most of the major gas producing areas, such as the Gulf of Mexico, are mature and are in production decline.  We are concentrating our efforts in the Rocky Mountain gas producing basins where there are estimated to be large quantities of undeveloped gas.  The U.S. government largely retains the mineral rights to these undeveloped reserves; accordingly, the development and production of these reserves require permits from several governmental agencies including the Bureau of Land Management, or BLM.  We are well positioned for future production growth with a large inventory of undeveloped drilling locations in the Powder River and Greater Green River Basins to meet the growing demand for clean burning natural gas.  In addition, our experience and technical expertise position us to acquire new opportunities to develop natural gas in the Rocky Mountain region.  Our challenges will be to accomplish these goals with the difficulties encountered by the industry in obtaining the necessary permits from the BLM.  We believe that our technical expertise in developing environmentally responsible solutions to the problems encountered in the development of gas reserves will be a competitive advantage in overcoming these challenges.

Our operations are conducted through the following four business segments:

Upstream—We explore for, develop and produce natural gas reserves independently and to enhance and support our existing gathering and processing operations. Our producing properties are primarily located in the Powder River and Greater Green River Basins of Wyoming.  These plays are low-risk, long-lived development projects.  These provide us with the opportunity to steadily increase our production volume at low operating and finding and development costs.  In the first quarter of 2004 our average production was 145 MMcfe per day, or a decrease of 2 MMcfe per day as compared to the same period in 2003.   Operating income in this segment remained relatively constant at approximately $33.1 million in the first quarter of 2004 compared to the same period in 2003.

We are actively seeking to add additional upstream core projects that are focused on Rocky Mountain natural gas.   We will utilize our expertise in exploration and low-risk development of tight-gas sands, coal bed methane and fractured shale plays to evaluate acquisitions of either additional leaseholds, proven and undeveloped reserves or companies with operations focused in the Rockies.  Toward this goal, through March 31, 2004, we have acquired the drilling rights on approximately 370,000 net acres, in other Rocky Mountain basins and continue to expand our leasehold positions.

Gathering, Processing and Treating—Our core operations are in well-established areas such as the Permian, Anadarko, Powder River, Greater Green River, and San Juan Basins.  We connect natural gas from gas and oil wells to our gathering systems for delivery to our processing or treating plants under long-term contracts. At our plants we process natural gas to extract NGLs and treat natural gas in order to meet pipeline specifications. We provide these services to major oil and gas companies, to independent producers of various sizes and for our own production.  We believe that our low cost of operations, our high on-line time, and our safety records are key elements in our ability to compete effectively and provide service to our customers.  Our expertise in gathering, processing and treating operations can enhance the economics of developing new upstream projects.

This segment of our operations has provided a stream of operating profit that is available for reinvestment into other projects or other segments of our business.  In the first quarter of 2004, we realized operating profit from this segment of $37.7 million, which is an 18% increase from the same period in 2003.  This segment benefited from higher realized prices and improved contract terms on gas gathered in the Powder River Basin.  Overall throughput in our facilities during the first quarter of 2004 has remained relatively constant as compared to the first quarter of 2003 and averaged a total of 1.3 Bcf per day.

Transportation— In the Powder River Basin, we own one interstate pipeline, MIGC, Inc., and one intrastate pipeline, MGTC, Inc., which transport natural gas for producers and energy marketers under fee schedules regulated by state or federal agencies.  In the first quarter of 2004, we realized operating profit from this segment of $2.4 million, which is a 41% decrease from the same period in 2003.  The decrease in profit in this segment is due to lower interruptible transportation volume in 2004 as more gas was transported out of the basin through other pipelines.

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

In the first quarter of 2004, we realized operating profit from this segment of $3.0 million, which is an 80% decrease from the first quarter of 2003.  The decrease in operating profit is primarily due to lower profitability on transactions associated with our firm transportation capacity from the Rocky Mountain region to the Mid-Continent.  Our firm transportation allows us to purchase gas in the Rocky Mountain region for resale in the higher priced Mid-Continent markets.  New transportation capacity added in the second quarter of 2003 out of the Rocky Mountain region has resulted in a decrease in the difference between the prices for natural gas received in this region compared to the prices received in the Mid-Continent marketing area.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

(Dollars in thousands, except per share amounts and operating data).

	Three Months Ended March 31,		Percent Change
	2004	2003

Financial results:
Revenues	$771,216	$888,106	(13)
Gross profit	54,130	65,490	(17)
Net income	29,088	23,375	24
Earnings per share of common stock	0.83	0.65	28
Earnings per share of common stock-diluted	0.79	0.63	25
Net cash provided by operating activities	137,101	115,302	19
Net cash used in investing activities	(36,640)	(57,035)	(36)
Net cash used in financing activities	$(94,810)	$(52,391)	81

Operating data:
Average gas sales (MMcf/D)	1,367	1,593	(14)
Average NGL sales (MGal/D)	1,611	1,655	(3)
Average gas prices ($/Mcf)	$5.32	$5.53	(4)
Average NGL prices ($/Gal)	$0.63	$0.62	2

Net income increased $5.7 million for the three months ended March 31, 2004 compared to the same period in 2003.  The increase in net income was primarily attributable to the offsetting effects of a change in accounting principle in each of the quarters ended March 31, 2004 and 2003.  Effective as of January 1, 2004, we revised our depreciation and depletion methodology for our oil and gas properties.  This change in accounting principle resulted in a cumulative reduction of depreciation for periods prior to 2004 of $4.7 million, net of tax, in the quarter ended March 31, 2004.  Effective as of January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations. “  The adoption of this accounting principle resulted in a cumulative $6.7 million after-tax loss in the first quarter of 2003.  Excluding the impact of the changes in accounting principles, income in the quarter ended March 31, 2004 was $5.7 million less than the same period in 2003.  This decrease in net income in the first quarter of 2004 was primarily the result of a pre-tax $11.8 million reduction in operating income from our marketing operations which was primarily due to a reduction in price differentials between the Rocky Mountain and Mid Continent regions.

Revenues from the sale of gas decreased $128.1 million to $665.2 million for the three months ended March 31, 2004 compared to the same period in 2003.  This decrease was primarily due to a decrease in product prices and a decrease in sales volume in the three months ended March 31, 2004.  Average gas prices realized by us decreased $0.21 per Mcf to $5.32 per Mcf for the quarter ended March 31, 2004 compared to the same period in 2003.  Included in the realized gas price were approximately $1.6 million of gains recognized in the three months ended March 31, 2004 related to futures positions on equity gas volumes.  We have entered into additional futures positions for approximately half of our equity gas for the remainder of 2004.  See further discussion in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.  Average gas sales volumes decreased by 14% to 1,367 MMcf per day for the quarter ended March 31, 2004 compared to the same period in 2003.  This decrease was due to a reduction in third party sales volume resulting from the increase in product prices and related credit exposure.

Revenues from the sale of NGLs increased $866,000 to $92.9 million for the three months ended March 31, 2004 compared to the same period in 2003.  This increase is primarily due to an increase in product prices.  Average NGL prices realized by us increased $0.01 per gallon to $0.63 per gallon for the three months ended March 31, 2004 compared to the same period in 2003.  Included in the realized NGL price were approximately $2.4 million of losses recognized in the three months ended March 31, 2004 related to futures positions on equity NGL volumes.  We have entered into additional futures positions for approximately 45% of our equity NGL production for the remainder of 2004.  See further discussion in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.  Average NGL sales volumes remained relatively constant at 1,611 MGal per day for the three months ended March 31, 2004 compared to the same period in 2003.

Product purchases decreased by $114.3 million for the quarter ended March 31, 2004 compared to the same period in 2003 as a result of the reduction in third party sales volume.  Overall, combined product purchases as a percentage of sales of all products remained constant at 87% in the first quarter of 2004 as compared to the first quarter of 2003.

Oil and gas exploration and production expenses increased by $4.6 million for the three months ended March 31, 2004 compared to the same period in 2003.  This increase was substantially due to increased lease operating expenses, or LOE, in the Powder River Basin coal bed development.  Overall, LOE averaged $0.64 per Mcf for the three months ended March 31, 2004 and LOE in the Powder River Basin coal bed development averaged $0.79 per Mcf for the three months ended March 31, 2004.  These represent increases of $0.28 and $0.39 per Mcf from the same periods in 2003.  The increases in LOE are substantially due to higher water handling charges, contract labor, and fuel and operating costs of wellhead blowers.   We believe that LOE will decrease in the remaining quarters of 2004 and will average approximately $0.62 per Mcf in 2004.

Depreciation, depletion and amortization increased by $4.5 million for the three months ended March 31, 2004 as compared to the same period in 2003.  This increase is the result of additional capital expenditures and depreciation and depletion on our oil and gas assets.  Effective January 1, 2004, we redefined the asset groupings for the calculation of depreciation and depletion on our oil and gas properties from a well-by-well basis to a field wide basis for each of the Jonah, Pinedale and Sand Wash fields and to a grouping of all wells drilled into related coal seams for the Powder River Basin. This change resulted in an increase in Depreciation, depletion and amortization expense of $310,000 in the first quarter of 2004.

The change in the depreciation and depletion methodology is treated as a change in accounting principle.  Accordingly, the Accumulated depreciation depletion and amortization for these assets has been recalculated under the new methodology.  The cumulative effect of the change in depreciation and depletion methodology of $4.7 million, net of tax, is presented in the Consolidated Statement of Operations under the caption Cumulative effect of changes in accounting principles, net of tax.

Cash Flow Information

Cash flows from operating activities increased by $21.8 million in the first quarter of 2004 compared to the first quarter of 2003. This increase was primarily due to an increase in net income in the first quarter of 2004 compared to the prior year and the timing of cash receipts and payables.

Cash flows used in investing activities decreased by $20.4 million in the first quarter of 2004 compared to the first quarter of 2003.  This increase was primarily due to a lower level of capital expenditures.

Cash flows used in financing activities increased by $42.4 million in the first quarter of 2004 compared to the first quarter of 2003.  This increase was due to increased cash flows from operating activities, which were used to reduce our long-term debt.

Segment Information

Gas Gathering, Processing and Treating.  The Gas Gathering, Processing and Treating segment realized segment-operating profit of $37.7 million for the three months ended March 31, 2004 as compared to $32.0 million in the same period in 2003.  The increase in operating profit in this segment in the 2004 period is primarily due to higher realized prices and improved contractual terms on gas gathered in the Powder River Basin.

Exploration and Production.  The Exploration and Production segment realized segment-operating profit of $33.1 million for the three months ended March 31, 2004 compared to $33.4 million in the same period of 2003. The slight decrease is primarily due to a minor decrease in production volume sold and an increase in LOE, which were substantially offset by an improvement in realized prices.

Marketing.  The Marketing segment realized segment-operating profit of $3.0 million for the three months ended March 31, 2004 compared to $14.8 million in the same period of 2003.  The decrease in the marketing margin is primarily due to transactions associated with our firm transportation capacity from the Rocky Mountain region to the Mid-Continent.  Our firm transportation allows us to purchase gas in the Rocky Mountain region for resale in the higher priced Mid-Continent markets.  In the second quarter of 2003, additional transportation capacity out of the Rocky Mountain region became operational, which reduced the price difference between the two regions.  We expect that the reduced margins will continue in future periods.

Transportation.  The Transportation segment realized segment-operating profit of $2.4 million for the three months ended March 31, 2004 compared to $4.1 million in the same period of 2003.  The transportation segment includes the results from the MIGC and MGTC pipelines in the Powder River Basin.  The decrease in profit in this segment is due to lower interruptible transportation volume in 2003 as more gas was transported out of the basin through other pipelines.

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

Oil and Gas Reserves, Properties and Equipment.   We follow the successful efforts method of accounting for oil and gas exploration and production activities.  Producing properties and related equipment are depleted and depreciated by the units-of-production method based on estimated proved reserves.  The units of production method is sensitive to the determination of proved reserves and to the grouping of assets.  To the extent the reserves or asset groupings are modified, the depletion determined under the units of production method will be increased or decreased.

In the fourth quarter of 2003, we conducted a review of our oil and gas producing properties, which included an evaluation of the geologic formations and production history for these oil and gas properties.  In the Powder River Basin this review indicated that the cash flows from individual wells in our operating areas are interdependent with the cash flows of other wells producing in the same coal seam.  As these wells continue to produce, it has become more apparent that certain wells will produce a disproportionate amount of water, while other wells in the same coal seam will produce a disproportionate amount of gas.  In addition in the Powder River Basin, we are utilizing shared infrastructure including water-handling methods, which service large groups of existing and future wells.  Our approaches to water handling meet the requirements of the BLM’s permitting process, which emphasizes a full field development minimizing surface disturbances and the impact to the environment.

In our other operating areas, increased well density will cause an acceleration of production and we are investing more capital in shared infrastructure, including but not limited to surface facilities, roads and gathering lines.  In all of our operating areas, we continue to focus on a full field development plan to minimize surface disturbances and environmental impact, while maximizing capital efficiency.

Accordingly, effective January 1, 2004, we redefined the depreciation and depletion methodology for the calculation of depreciation and depletion from a well-by-well basis to a grouping of all wells drilled into related coal seams for the Powder River Basin and a field wide basis for each of the Jonah, Pinedale and Sand Wash fields.

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

Impairment of Long-Lived Assets.  If changes in the expected performance of an asset occur, or if overall economic conditions warrant, we will review our assets to determine their economic viability.  In accordance with

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, assets are to be evaluated at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.   Accordingly, our review is completed at the plant facility, the related group of plant facilities or the oil and gas producing field or producing coal seam level.  In order to determine whether an impairment exists, we compare the net book value of the asset to the estimated fair market value or the undiscounted expected future net cash flows, determined by applying future prices estimated by management over the shorter of the lives of the facilities or the associated reserves.  If an impairment exists, write-downs of assets are based upon expected future net cash flows discounted using an interest rate commensurate with the risk associated with the underlying asset.  This analysis is sensitive to, among other things; management’s expectation of commodity prices, operating costs, drilling plans, production rates and the evaluation in determining asset groupings for which cash flows are largely independent of the cash flows of other assets.

Identification of Derivatives and Mark to Market Valuations.  The determination of which contractual instruments meet the definition of a derivative under accounting rules is subject to differing interpretations as is the valuation of those derivatives.  Management uses its judgment to analyze all contracts to determine whether or not they qualify as derivatives and to determine their value.  A specific area in which management’s judgment is required includes identifying contracts meeting the criteria for exclusions from derivatives treatment, market liquidity, and market valuation.   This analysis is sensitive to commodity prices, outside market factors and management’s intent upon entering into these contracts.

Recently Issued Accounting Pronouncements.  We continually monitor and revise our accounting policies as new rules are issued.  Following are several new accounting pronouncements that have been issued, which either have been adopted in the first quarter of 2004, or which upon adoption may have an impact on our accounting. See Notes to Consolidated Financial Statements (unaudited) in Item 1 of this Form 10-Q for a detailed description of recently issued accounting pronouncements.

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

We believe that cash provided by operating activities and amounts available under the revolving credit facility will be sufficient to meet scheduled principal repayments during 2004 of $35.0 million under the master shelf agreement.

We have effective shelf registration statements filed with the SEC for an aggregate of $200 million of debt securities and preferred stock, along with the shares of common stock, if any, into which those securities are convertible, and $62 million of debt securities, preferred stock or common stock.  These shelf registrations allow us to access the debt and equity markets.

Preferred Stock Redemption.  In December 2003, we issued a notice of redemption for a total of 800,000 shares of our $2.625 cumulative convertible preferred stock.  The holders of these shares had the right to convert them into shares of our common stock in lieu of receiving the redemption price in cash.   In January 2004, we issued an additional 989,622 shares of common stock to holders who elected to convert their shares and paid $672,000 in cash proceeds to complete this redemption.   In March 2004, we issued an additional notice of redemption for the remaining 1,260,000 shares of our $2.625 cumulative convertible preferred stock.  In April 2004, we issued an additional 1,556,791 shares of common stock to holders who elected to convert their shares and paid $391,000 in cash proceeds to complete this redemption.  After the redemption, the $2.625 cumulative convertible preferred stock was delisted from trading on the New York Stock Exchange and application was made to the SEC to deregister such stock.

Sources and Uses of Funds.  Our sources and uses of funds for the three months ended March 31, 2004 are summarized as follows (dollars in thousands):

Sources of funds:
Borrowings under the revolving credit facility	$260,850
Proceeds from the dispositions of property and equipment	315
Net cash provided by operating activities	137,101
Proceeds from exercise of common stock options	2,918
Total sources of funds	$401,184
Uses of funds:
Payments related to long-term debt (including debt issue costs)	$354,850
Capital expenditures	36,955
Redemption of $2.625 cumulative convertible preferred stock	672
Preferred dividends paid	1,349
Common dividends paid	1,707
Total uses of funds	$395,533

Capital Investment Program.  We currently anticipate capital expenditures in 2004 of approximately $246.2 million.  Overall, capital expenditures in the Powder River Basin CBM development and in southwest Wyoming operations represent approximately 42% and 40%, respectively, of the total 2004 budget.  Due to drilling and regulatory uncertainties that are beyond our control, we can make no assurance that our capital budget for 2004 will not change.  This budget may be increased to provide for acquisitions if approved by our board of directors.

The 2004 capital budget and our capital expenditures during the three months ended March 31, 2004 are presented in the following table (dollars in thousands).

Type of Capital Expenditure	2004 Capital Budget		Amount Spent During the Quarter Ended March 31, 2004
Gathering, processing, treating and pipeline assets	$99.7	*	$16.6	*
Exploration and production and lease acquisition activities	135.7		18.4
Information technology and other items	3.0		.7
Capitalized interest and overhead	7.8		1.3
Total Capital Expenditures	$246.2		$37.0

* Includes $13.6 million in 2004 and $1.8 million in the first quarter of 2004 for maintaining existing facilities.

Contractual Commitments and Obligations

Contractual Cash Obligations.  A summary of our contractual cash obligations as of March 31, 2004 is as follows (dollars in thousands):

		Payments by Period
Type of Obligation	Total Obligation	Due in 2004	Due in 2005 – 2006	Due in 2007 – 2008	Due Thereafter
Guarantee of Fort Union Project Financing	$5,351	$608	$1,795	$2,081	$867
Operating Leases	74,761	9,893	27,050	23,342	14,476
Firm Transportation Capacity and Gathering Agreements	201,618	21,665	54,450	50,651	74,852
Firm Storage Capacity Agreements	21,753	6,067	9,921	3,126	2,639
Long-term Debt	245,000	35,000	20,000	35,000	155,000
Total Contractual Cash Obligations	$548,483	$73,233	$113,216	$114,200	$247,834

Guarantee of Fort Union Project Financing.   We own a 13% equity interest in Fort Union Gas Gathering, L.L.C., or Fort Union, and are the construction manager and field operator.  Fort Union gathers and treats natural gas in the Powder River Basin in northeast Wyoming.  Initial construction and any expansions of the gathering header and treating system have been project financed by Fort Union.  This debt is amortizing on an annual basis and is scheduled to be fully paid in 2009.  All participants in Fort Union have guaranteed Fort Union’s payment of the project financing on a proportional basis, resulting in our guarantee of $5.4 million of the debt of Fort Union at March 31, 2004.  Our requirement to fund under this guarantee would be reduced by the value of assets held by Fort Union.  This guarantee is not reflected on our Consolidated Balance Sheet.

Operating Leases.  In the ordinary course of our business operations, we enter into operating leases for office space, office equipment, communication equipment and transportation equipment.  In addition, we have entered into operating leases for compression equipment.   Payments made on these leases are a component of operating expenses and are reflected on the Consolidated Statement of Operations and, as operating leases, are not reflected on our Consolidated Balance Sheet.  These leases have terms ranging from one month to ten years with return or fair market purchase options available at various times during the lease.   If we were to exercise the purchase options on all the leased equipment, these purchase options would require the capital expenditure of approximately $37.4 million between 2007 and 2012.

Firm Transportation Capacity and Gathering Agreements.  Access to firm transportation is also a significant element of our business strategy.  Firm transportation ensures that our equity production has access to downstream markets and allows us to capture incremental profit in our marketing segment when pricing differentials between physical locations occur.  As of March 31, 2004, we had contracts for approximately 566 MMcf per day of firm transportation.  This amount represents our total contracted amount on many individual pipelines.  In many cases it is necessary to utilize sequential pipelines to deliver gas into a specific sales market. In total, we have the capacity to transport 172 MMcf per day of gas from the Rocky Mountain area to the Mid-Continent.  This utilizes a total of approximately 376 MMcf per day of firm capacity on three separate pipelines.   The total rate under these long-term contracts to transport this gas to the Mid-Continent from the southern Powder River Basin approximates $0.35 per Mcf.  Our remaining firm capacity consists of 110 MMcf per day to markets within the Rocky Mountains and 80 MMcf per day contracted in various other markets throughout the country.  In addition, we hold 83 MMcf per day of firm gathering capacity on the Fort Union gathering line.  These agreements are not reflected on our Consolidated Balance Sheet.

The fixed fees associated with our existing contracts for firm transportation capacity during 2004 will average approximately $0.15 per Mcf per day.  The associated contract periods range from seven months to thirteen years.  Under firm transportation contracts, we are required to pay the fees associated with these contracts whether or not the transportation is used.

Firm Storage Capacity Agreements.   We customarily store gas in underground storage facilities to ensure an adequate supply for long-term sales contracts and to capture seasonal price differentials.  As of March 31, 2004, we had contracts in place for approximately 16.1 Bcf of storage capacity at various third-party facilities.  Of the total storage capacity under contract, approximately 8.0 Bcf is under contract to our Canadian subsidiary, WGR Canada, Inc., and Western guarantees the subsidiary’s performance under these contracts.  This subsidiary is wholly owned by us and fully consolidated in our financial statements.

The fees associated with these contracts in 2004 will average $0.51 per Mcf of annual capacity.  The associated contract periods at March 31, 2004 have an average term of thirty months.  At March 31, 2004, we held gas in our contracted storage facilities and in pipeline imbalances of approximately 4.9 Bcf at an average cost of $5.03 per Mcf compared to 4.4 Bcf at an average cost of $2.56 per Mcf at March 31, 2003.  These positions are for storage withdrawals within the next fourteen months.  At the time we place product into storage, we contract for the sale of that product, physically or financially, and do not speculate on the future value of the product.  These agreements for storage capacity are not reflected on our Consolidated Balance Sheet.

From time to time, we lease NGL storage space at major trading locations to facilitate the distribution of products. At March 31, 2004, we held NGLs in storage at various third-party facilities of 2,863 MGal, consisting primarily of propane and ethane, at an average cost of $0.30 per gallon compared to 2,772 MGal at an average cost of $0.27 per gallon at March 31, 2003.  These agreements for storage capacity are not reflected on our Consolidated Balance Sheet.

Long-term Debt

Revolving Credit Facility.  At March 31, 2004, no amounts were outstanding under our existing four-year, $300 million revolving credit facility.  This facility matures in April 2007.  Loans made under this facility are secured by a pledge of the capital stock of our significant subsidiaries.  These subsidiaries also guarantee the borrowings under the facility.  The facility contains a provision that requires us to secure loans under the facility with 75% of our oil and gas reserves.  This provision would only be triggered in the event of a reduction to a debt rating on the revolving credit facility of Ba3 or lower by Moody’s Investors Service, Inc., or Moody’s, or the reduction to a debt rating on the revolving credit facility of BB- or lower by Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or S&P.  This facility has been rated Ba1 by Moody’s and BB+ by S&P.

The borrowings under the credit facility bear interest at Eurodollar rates or a base rate, as requested by us, plus an applicable percentage based on our debt to capitalization ratio.  The base rate is the agent’s published prime rate.  We also pay a quarterly facility fee ranging between 0.30% and 0.50%, depending on our debt to capitalization ratio.  This fee is paid on the total commitment.  At March 31, 2004, the interest rate payable on borrowings under this facility was approximately 2.7%.

Under the credit facility, we are subject to a number of covenants, including: maintaining a total debt to capitalization ratio of not more than 55%; maintaining a senior debt to capitalization ratio of not more than 40%; and maintaining a ratio of EBITDA, as defined in the credit facility, to interest and dividends on preferred stock over the last four quarters in excess of 3.75 to 1.0, increasing to 4.25 to 1.0 at March 31, 2005.

The credit facility ranks equally with borrowings under our master shelf agreement with The Prudential Insurance Company.

Master Shelf Agreement.  Amounts outstanding under the master shelf agreement with The Prudential Insurance Company of America at March 31, 2004 are as indicated in the following table (dollars in thousands):

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

Under our master shelf agreement, we are subject to a number of covenants, including: maintaining a minimum tangible net worth equal to the sum of $300 million plus 50% of consolidated net earnings earned from January 1, 1999 plus 75% of the net proceeds of any equity offerings after January 1, 1999; maintaining a total debt to capitalization ratio of not more than 55% and a senior debt to capitalization ratio of not more than 40%; maintaining a quarterly test of EBITDA, as defined in the master shelf agreement, to interest for the last four quarters in excess of 3.75 to 1.0, increasing to 4.25 to 1.0 at March 31, 2005; and maintaining a ratio of senior debt to EBITDA of no greater than 4.0 to 1.0.

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

Covenant Compliance.  We were in compliance with all covenants in our debt agreements at March 31, 2004.

Upstream Operations

A vital aspect of our long-term business plan is to double proven reserves and equity production of natural gas from the level at December 31, 2001 over a five year period.  In order to achieve this goal, we will continue to focus on continued development of our leasehold positions in the Powder River CBM development and the Greater Green River Basin.  Each of our existing upstream projects is fully integrated with our midstream operations.  In other words, we provide the gathering, compression, processing, marketing or transportation services for both our own production and for third-party operators.  Additionally, we are actively pursuing new exploration, development and producing property acquisition opportunities.

Our principal upstream operations are summarized in the following table:

Production Area	Gross Acres Under Lease At March 31, 2004	Net Acres Under Lease At March 31, 2004	Average Net Production for the Quarter Ended March 31, 2004*	Gross Productive Gas Wells at March 31, 2004	Net Productive Gas Wells at March 31, 2004
Powder River Basin CBM	1,042,000	528,000	111 Mmcfe/day	3,534	1,674
Pinedale/Jonah Basin	177,000	30,000	27 Mmcfe/day	154	17
Sand Wash Basin	185,000	158,000	7 Mmcfe/day	17	17
Northeast Colorado	395,000	342,000	—	—	—
Other	29,000	28,000	—	10	2

* Represents net production sold.

Powder River Basin Coal Bed Methane.   We continue to develop our Powder River Basin CBM reserves and expand the associated gathering system in northeast Wyoming.  The Powder River Basin CBM area is currently one of the largest on-shore plays for the development of natural gas in the United States.  Within this area, together with our co-developer, we continue to be the largest producer of natural gas.  Additionally, Western is the largest gatherer of natural gas and, through our MIGC pipeline, we transport a significant volume of gas out of this basin.

The drilling operations in the Powder River Basin have been primarily focused on developing reserves in the Wyodak and related coals, which are located on the east side of the coal bed development.  Our net production from the Wyodak coal averaged 89.5 MMcfd in March 2004.  Overall, we believe the Wyodak coals have reached their peak production and will gradually decline over the next several years.

The majority of future development will be concentrated on developing the Big George and related coal seams.  Our net production from the Big George coal continues to increase and in March 2004 was over 19.9 MMcfd from the All Night Creek Unit, Pleasantville and Kingsbury Unit development areas.  As of March 2004, we had 424 Big George wells that are dewatering and producing gas.  An additional 198 Big George wells are dewatering and 287 Big George wells have been drilled and are in various stages of completion and hook-up in preparation for production.

On April 30, 2003, the BLM issued the final Record of Decision, or ROD, for the Powder River Basin Oil & Gas Environmental Impact Statement, or EIS.  We have filed permit applications for approval by the BLM under the terms of the new EIS, and although we have received federal permits for 178 wells since the issuance of the ROD and through April 15, 2004, we are unable to predict the rate at which permits will be granted in the future.  Since the issuance of the final ROD, the BLM has been reviewing its permitting process in an effort to issue to industry a total of approximately 3,000 permits per year under the EIS.

Additionally, the Wyoming Department of Environmental Quality, or DEQ, has revised some standards for surface water discharge that have allowed the issuance of most of the permits that apply to the Cheyenne and Belle Fourche drainage areas. The majority of our existing production is from wells draining into these areas.  Most of our undeveloped prospects from the Big George formation are located in the Powder River drainage area.  The Wyoming DEQ will require additional water management techniques, such as containment or treating, in these areas pursuant to the conditions described in the EIS referred to above.  We believe these additional requirements will add to the cost of development of this area.  We are currently evaluating several options for water treatment to determine which methodology is most cost efficient.

Our 2004 capital budget for the Powder River Basin coal bed project is estimated at $70.1 million, of which $10.6 million was spent in the first quarter.   We currently plan to participate in the drilling of a total of 800 gross wells in 2004.   Of this total, we plan to drill 500 gross wells in the Big George coals and 300 gross wells in the Wyodak coals.  As of April 30, 2004, we drilled a total of 118 gross wells in the Big George coals and 43 wells in the Wyodak coals.  Of the remaining 639 wells we plan to drill in 2004, we have received permits from the BLM or no permits are required from the BLM on a total of 393 of those drill sites.  Due to regulatory uncertainties, which are beyond our control, we can make no assurance that we will incur this level of capital expenditure during 2004.

Jonah/Pinedale Fields.  Our upstream assets in the Green River Basin of southwest Wyoming are located in the Jonah Field and Pinedale Anticline areas.  Our capital budget for 2004 in the Jonah Field and Pinedale Anticline areas provides for expenditures of approximately $43.1 million for drilling costs and production equipment, of which $700,000 was spent in the first quarter.  During 2004, we expect to participate in the drilling of 90 gross wells, or approximately nine net wells, on the Pinedale Anticline, of which 12 gross wells, or one net well, were drilled in the first quarter.  Due to drilling and regulatory uncertainties, which are beyond our control, there can be no assurance that we will incur this level of capital expenditure during 2004.

Sand Wash Basin.   We continue to explore and develop our acreage position in the Sand Wash Basin in northwest Colorado, located in the Greater Green River Basin.   Our 2004 capital budget in this area provides for expenditures of approximately $11.3 million for the drilling of eight gross and net development wells and one exploratory well.   In the first quarter of 2004, we spent $5.5 million primarily for the drilling of three gross and net development wells in this area.

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

Toward this goal, as of March 31, 2004, we have acquired the drilling rights on approximately 395,000 gross acres, or approximately 342,000 net acres, in the northeastern area of the Denver-Julesburg Basin in northeast Colorado and southwest Nebraska.  In the fourth quarter of 2003, we drilled two test wells in this area to further evaluate its potential.  These wells are completed and have been flow tested.  Overall the results of these test wells were encouraging and we will continue to evaluate the overall play.  We plan to drill at least 15 test wells in this area in 2004.  We are targeting the Niobrara formation at a depth of approximately 2,500 feet.  The drilling and completion costs per gross well are expected to approximate $200,000 with possible gross reserves of 300,000 to 500,000 Mcfe per well.

In the fourth quarter of 2003, we also participated in two gross exploratory wells, or one net well, in the eastern Green River Basin.  One of these wells is currently testing at 400 Mcf per day, and the other well is waiting on completion.  If these wells are successful, additional offset locations may be proposed.

Our capital expenditure budget for 2004 in the exploration area totals $11.2 million, primarily for our participation in drilling activities, seismic surveys and leasehold acquisition.   In the first quarter of 2004, we spent a total of $1.6 million.

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

Gas Gathering, Processing and Treating

At March 31, 2004, we operated a variety of gathering, processing and treating facilities, or plant operations, as presented on the Principal Gathering and Processing Facilities Table set forth below.  Our operations are located in some of the most actively drilled oil and gas producing basins in the United States.  Five of our processing plants can further separate, or fractionate, the mixed NGL stream into ethane, propane, normal butane and natural gasoline to obtain a higher value for the NGLs, and three of our plants are capable of processing and treating natural gas containing hydrogen sulfide or other impurities that require removal prior to delivery to market pipelines.   In addition to our integrated upstream and midstream operations in the Powder River and Green River Basins in Wyoming, our core assets include our plant operations located in west Texas, Oklahoma and New Mexico.  We believe that our core assets have stable production rates, provide a significant operating cash flow and continue to provide us with strategic growth opportunities.

Midstream Operating Areas

Powder River Basin.  Our midstream operations in the Powder River Basin are fully integrated with our upstream operations as we provide the gathering, compression and processing services for our own production.  Additionally we provide the same types of services for third-parties.  Our assets in the Powder River Basin in northeast Wyoming were primarily comprised of our coal bed methane gathering system, several gas processing facilities and our 13% equity interest in Fort Union.

Our capital budget in the Powder River Basin for midstream activities provides for expenditures of approximately $32.4 million during 2004, of which $1.5 million was spent in the three months ended March 31, 2004.  Due to drilling, regulatory, commodity pricing and other uncertainties, which are beyond our control, there can be no assurance that we will incur this level of capital expenditure during 2004 or that we will not be required to make additional capital commitments to continue expansion in this basin

Green River Basin.  Our midstream operations in the Green River Basin of southwest Wyoming are also fully integrated with our upstream operations in this area.  Our midstream assets in this basin are comprised of the Granger and Lincoln Road facilities, or collectively the Granger complex, our 50% equity interest in Rendezvous Gas Services, L.L.C., or Rendezvous, our Red Desert facility and our Table Rock, Wamsutter and Desert Springs gathering systems.

Our 2004 capital budget for midstream activities in this basin provides for expenditures of approximately $40.2 million, of which $7.3 million was spent in the first quarter of 2004.  This capital budget includes approximately $36.5 million for gathering lines and installation of compression to expand the capacity of our Granger Complex, our Wamsutter gathering system and our Red Desert facility, and $1.3 million for additional contributions to Rendezvous

for the expansion of its systems.   Due to drilling, commodity pricing and regulatory uncertainties, which are beyond our control, there can be no assurance that we will incur this level of capital expenditure during 2004.

West Texas.   Our primary assets in west Texas are the Midkiff/Benedum complex and the Gomez and Mitchell Puckett treating facilities.  Our capital budget in this area provides for expenditures of approximately $5.6 million during 2004, of which $1.4 was spent in the first three months of 2004.  This budget includes approximately $2.5 million for additions to the gathering systems and plant facilities and approximately $3.1 million for replacing and upgrading field and plant equipment.

Oklahoma.  Our primary assets in Oklahoma are the Chaney Dell and Westana systems.  Our capital budget in this area provides for expenditures of approximately $14.5 million during 2004, of which $3.9 million was spent in the first three months of 2004.  This budget includes approximately $11.1 million for additions to the gathering systems and plant facilities and approximately $3.4 million for replacing and upgrading field and plant equipment.

San Juan.  Our assets in the San Juan Basin of New Mexico are the San Juan River processing facility and the Four Corners Gathering system.  Our capital budget in this area provides for expenditures of approximately $1.1 million during 2004, of which $126,000 was spent in the first three months of 2004.  This budget includes approximately $875,000 for additions to the gathering systems and plant facilities and approximately $213,000 for replacing and upgrading field and plant equipment.

Principal Gathering and Processing Facilities Table.  The following table provides information concerning our principal gathering, processing and treating facilities at March 31, 2004.

				Average for the Quarter Ended March 31, 2004
		Gas Gathering System Miles	Gas Throughput Capacity (MMcf/D) (2)
				Gas Throughput (MMcf/D) (3)	Gas Production (MMcf/D) (4)	NGL Production (MGal/D) (4)
	Year Placed In Service
Facilities (1)

Texas
Gomez Treating (5)	1971	389	280	99	89	—
Midkiff/Benedum	1949	2,257	165	140	93	831
Mitchell Puckett Treating (5)	1972	93	120	53	34	1
Wyoming
Coal Bed Methane Gathering	1990	1,323	525	390	94	—
Desert Springs Gathering	1979	65	10	6	6	20
Fort Union Gas Gathering	1999	167	635	387	387	—
Granger (6)(7)(8)	1987	555	235	209	148	367
Hilight Complex (6)	1969	626	124	17	13	57
Kitty/Amos Draw (6)	1969	314	17	6	4	25
Lincoln Road (8)	1988	149	50	—	—	—
Newcastle (6)	1981	146	5	3	2	20
Red Desert (6)	1979	119	42	17	14	44
Rendezvous	2001	238	275	236	236	—
Reno Junction (7)	1991	—	—	—	—	126
Table Rock Gathering	1979	101	20	14	14	—
Wamsutter Gathering	1979	238	50	44	44	18
Wind River Gathering	1979	109	80	52	52	—
Oklahoma
Chaney Dell/Westana	1966	3,209	175	184	160	300
New Mexico
San Juan River (5)	1955	140	60	26	21	35
Utah
Four Corners Gathering	1988	104	15	3	2	19
Total		10,342	2,883	1,886	1,413	1,863

(1)                      Our interest in all facilities is 100% except for Midkiff/Benedum (73%); Newcastle (50%); Fort Union (13%) and Rendezvous (50%).  We operate all facilities, and all data include our interests and the interests of other joint interest owners and producers of gas volumes dedicated to the facility.  Unless otherwise indicated, all facilities shown in the table are gathering, processing or treating facilities.

(2)                      Gas throughput capacity is as of March 31,2004 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.

(3)                      Aggregate wellhead natural gas volumes collected by a gathering system.

(4)                      Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third-parties.

(5)                      Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).

(7)                      Processing facility that includes fractionation (capable of fractionating raw NGLs into end-use products).

(8)                      NGL production includes conversion of third-party feedstock to iso-butane.

(9)                      Lincoln Road is operated on an intermittent basis to process excess gas from the Granger system. As of January 1, 2004, the volume information for this facility is reported with the volume information reported for Granger.

Transportation

We own and operate MIGC, Inc., an interstate pipeline located in the Powder River Basin in Wyoming, and MGTC, Inc., an intrastate pipeline located in northeast Wyoming.  MIGC charges a Federal Energy Regulatory Commission, or FERC, approved tariff and is connected to pipelines owned by Colorado Interstate Gas Company, Williston Basin Interstate Pipeline Company, Kinder Morgan Interstate Pipeline Co., Wyoming Interstate Company, Ltd. and MGTC.  MIGC earns fees on a monthly basis from firm capacity contracts under which the shipper pays for transport capacity whether or not the capacity is used and from interruptible contracts where a fee is charged based upon volumes received into the pipeline.  Contracts with third parties for firm capacity on MIGC range in duration from one month to five years and the fees charged averaged $0.33 per Mcf in 2003.  MGTC provides transportation and gas sales to various cities in Wyoming at rates that are subject to the approval of the Wyoming Public Service Commission.

The FERC has implemented changes over the past several years to restrict transactions between regulated pipelines and affiliated companies.  In addition, in November 2003, the FERC issued a notice of rulemaking limiting the use of affiliates’ employees in the operation of regulated entities.  We submitted a plan of compliance with the notice in February 2004 and expect to be in compliance with the notice by September 1, 2004.  In accordance with this plan, we will add several employees to both MIGC and MGTC.

The following table provides information concerning our principal transportation assets at March 31, 2004.

			Average for the Quarter Ended March 31, 2004
Transportation Facilities (1)	Year Placed In Service	Transportation Miles	Pipeline Capacity (MMcf/D) (2)	Gas Throughput (MMcf/D) (3)
MIGC (4)	1970	263	130	146
MGTC (5)	1963	251	18	7
Total		514	148	153

(1)                      Our interest in both facilities is 100%, and we operate both facilities.

(2)                      Pipeline capacity represents certificated capacity at the Powder River junction only and does not include interruptible capacity or capacity at other delivery points.

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

One of the primary goals of our gas marketing operations continues to be the preservation and enhancement of the value received for our equity volumes of natural gas.  This goal is achieved through the use of hedges on the production of our equity natural gas and through the use of firm transportation capacity.  Historically, the gas produced in the Rocky Mountain region has traded at a substantial discount to the Mid-Continent and west coast areas as a result of limited pipeline capacity from the region.  During the second quarter of 2003, additional pipeline capacity out of the Rocky Mountain region went into service.  This pipeline expansion contributed to a reduction in the price difference between the Rocky Mountain region and Mid-Continent market center.  We expect this additional pipeline capacity to continue to have an ongoing impact on the price differences between the Rocky Mountain and Mid-Continent regions.

For the three months ended March 31, 2004, our total gas sales volumes averaged 1.4 Bcf per day, of which 493 MMcf per day was produced at our plants or from our producing properties.  This volume of sales is an approximate 14% decrease as compared to 2003.  In general, we reduced our sales volume due to price volatility and credit concerns with many counterparties in the energy industry.  The marketing of products purchased from third-parties typically results in low profit margins relative to the sales price.  We sell gas under agreements with varying terms and conditions in order to match seasonal and other changes in demand.

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

NGLs.   We market NGLs, or ethane, propane, iso-butane, normal butane, natural gasoline and condensate, produced at our plants and purchased from third-parties, in the Rocky Mountain, Mid-Continent and Southwestern regions of the United States.  A majority of our production of NGLs moves to the Gulf Coast area, which is the largest NGL market in the United States.  Through the development of end-use markets and distribution capabilities, we seek to ensure that products from our plants move on a reliable basis, avoiding curtailment of production.  For the three months ended March 31, 2004, NGL sales averaged 1,611 MGal per day, of which 1,398 MGal per day was produced at our plants.

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

We enter into futures transactions on the New York Mercantile Exchange, or NYMEX, and through OTC swaps and options with various counterparties, consisting primarily of investment banks, financial institutions and other natural gas companies.  We conduct credit reviews of all of our OTC counterparties and have agreements with many of these parties that contain collateral requirements.  We generally use standardized swap agreements that allow for offset of positive and negative OTC exposures.  OTC exposure is marked-to-market daily for the credit review process.  Our exposure to OTC credit risk is reduced by our ability to require a margin deposit from our counterparties based upon the mark-to-market value of their net exposure.  We are also subject to margin deposit requirements under these same agreements and under margin deposit requirements for our NYMEX transactions.  At March 31, 2004, we had $500,000 of margin deposits outstanding.

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

Hedge Positions.  As of March 31, 2004, we have hedged approximately 50% of our projected 2004 equity natural gas volumes and approximately 45% of our estimated equity production of crude oil, condensate, and NGLs.  All of these contracts are designated and accounted for as cash flow hedges.  As such, gains and losses related to the effective portions of the changes in the fair value of the derivatives are recorded in Accumulated other comprehensive income, a component of Stockholders’ equity.  Realized gains or losses on these cash flow hedges are recognized in the Consolidated Statement of Operations through Sale of gas or Sale of natural gas liquids when the hedged transactions occur.

To qualify as cash flow hedges, the hedge instruments must be designated as cash flow hedges and changes in their fair value must be highly correlated with changes in the price of the forecasted transaction being hedged so that our exposure to the risk of commodity price changes is reduced.  To meet this requirement, we hedge the price of the commodity and, if applicable, the basis between that derivative’s contract delivery location and the cash market location used for the actual sale of the product.  This structure attains a high level of effectiveness, insuring that a change in the price of the forecasted transaction will result in an equal and opposite change in the cash price of the hedged commodity.  We utilize crude oil as a surrogate hedge for natural gasoline, butane and condensate.  Our hedges are tested for effectiveness at inception and on a quarterly basis thereafter.  We use regression analysis based on a five-year period of time for this test.

In the first quarter of 2004, we determined in our quarterly effectiveness testing that our hedges of equity butane production which utilized crude oil puts as a surrogate are no longer effective hedges.  Therefore, in the first quarter, we discontinued cash flow hedge accounting treatment on these instruments.  The value of these financial instruments will remain in Accumulated other comprehensive income and will be reclassified to our results of operations as the underlying transactions occur.  A loss of $318,000 was included in Accumulated other comprehensive income at March 31, 2004 for these items.  Our remaining hedges for our other products are expected to continue to be “highly effective” under SFAS No. 133 in the future.  Gains or losses from the ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings through Price risk management activities.  During the quarter ended March 31, 2004, we recognized a loss of $21,000 from the ineffective portions of our hedges.

Outstanding Equity Hedge Positions and the Associated Basis for 2004.  The following table details our hedge positions as of March 31, 2004.  In order to determine the hedged price to the particular operating region, deduct the basis differential from the NYMEX price.  The prices for NGLs do not include the cost of the hedges of approximately $425,000.  There is no associated cost for the natural gas hedges.

Product	Quantity and Settle Price	Hedge of Basis Differential
Natural gas	70,000 MMBtu per day with a minimum price of $4.00 and a maximum price ranging from $6.50 to $9.45 per MMbtu (average of $7.81 per MMBtu.)

Mid-Continent –55,000 MMBtu per day with an average basis price of ($0.27) per MMbtu.  Permian –5,000 MMBtu per day with an average basis price of ($0.34) per MMbtu. Rocky Mountain –10,000 MMBtu per day with an average basis price of ($0.74) per MMbtu.

Crude, Condensate, Natural Gasoline	50,000 Barrels per month with a minimum price of $22.00 per barrel and a maximum price of $30.08 per barrel.	Not Applicable

Propane	90,000 Barrels per month with minimum and maximum price of $0.42 per gallon and $0.56 per gallon, respectively.	Not Applicable

Ethane	50,000 Barrels per month. Floor at $0.305 per gallon.	Not Applicable

Account balances related to equity and transportation hedging transactions at March 31, 2004 were $2.0 million in Current assets from price risk management activities, $6.6 million in Current Liabilities from price risk management activities,  ($1.6) million in Deferred income taxes payable, net, and a $2.9 million after-tax unrealized loss in Accumulated other comprehensive income, a component of Stockholders’ Equity.  Based on prices as of March 31, 2004, approximately $2.9 million of losses in Accumulated other comprehensive income will be reclassified to earnings in the remainder of 2004.

Summary of Derivative Positions.  A summary of the change in our derivative position from December 31, 2003 to March 31, 2004 is as follows (dollars in thousands):

Fair value of contracts outstanding at December 31, 2003	$6,707
Increase in value due to change in price	(2,016)
Decrease in value due to new contracts entered into during the period	1,130
Gains realized during the period from existing and new contracts	(7,931)
Changes in fair value attributable to changes in valuation techniques	—
Fair value of contracts outstanding at March 31, 2004	$(2,110)

A summary of our outstanding derivative positions at March 31, 2004 is as follows (dollars in thousands):

	Fair Value of Contracts at March 31, 2004
Source of Fair Value	Total Fair Value	Maturing In 2004	Maturing In 2005-2006	Maturing In 2007-2008	Maturing Thereafter
Exchange published prices	$1,079	$629	$450	—	—
Other actively quoted prices (1)	2,557	1,703	854	—	—
Other valuation methods (2)	(5,746)	(5,748)	2	—	—
Total fair value	$(2,110)	$(3,416)	$1,306	—	—

(1)          Other actively quoted prices are derived from broker quotations, trade publications, and industry indices.

(2)          Other valuation methods are the Black-Scholes option-pricing model utilizing prices and volatility obtained from broker quotations, trade publications, and industry indices.

Foreign Currency Derivative Market Risk.  As a normal part of our business, we enter into physical gas transactions which are payable in Canadian dollars.  We enter into forward purchases and sales of Canadian dollars from time to time to fix the cost of our future Canadian dollar denominated natural gas purchase, sale, storage, and transportation obligations.  This is done to protect marketing margins from adverse changes in the U.S. and Canadian dollar exchange rate between the time the commitment for the payment obligation is made and the actual payment date of such obligation.  As of March 31, 2004, the net notional value of such contracts was approximately $3.1 million in Canadian dollars.  The fair market value of these contracts is $2.3 million in U.S. dollars.

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the direction of the Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and believe, based upon this evaluation, that our disclosure controls and procedures are effective as of March 31, 2004.

Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (unaudited) - Legal Proceedings,” in Item 1 of this Form 10-Q.

ITEM 2.                       CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31	800,000	$50.7438	800,000	0
February 1-29	—	—	—	—
March 1-31	—	—	—	1,260,000	(c)

(a)                      Amount represents the full 800,000 shares of our $2.625 Cumulative Convertible Preferred Stock, $0.10 par value, called for redemption pursuant to our Notice of Redemption dated December 17, 2003, which expired on January 21, 2004.

(b)                     Includes the redemption price per share of $50.2625 plus accrued and unpaid dividends.

(c)                      Amount represents the full 1,260,000 shares of our $2.625 Cumulative Convertible Preferred Stock, $0.10 par value, called for redemption pursuant to our Notice of Redemption dated March 16, 2004, with a redemption date of April 20, 2004.

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

18.1	PricewaterhouseCoopers LLP letter re change in accounting principle, dated May 6, 2004.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.

(b)              Reports on Form 8-K:

During the quarter ended March 31, 2004, we filed or furnished the following Form 8-K reports:

•                  Current Report on Form 8-K filed on January 23, 2004, announcing the completion of our previously announced redemption of 800,000 shares of our $2.625 Cumulative Convertible Preferred Stock.

•                  Current Report on Form 8-K furnished on February 13, 2004, announcing our 2003 reserve additions and production.

•                  Current Report on Form 8-K furnished on February 13, 2004, detailing our operational projections for the year ending December 31, 2004.

•                  Current Report on Form 8-K furnished on February 19, 2004, announcing our financial results for the year ended December 31, 2003.

•                  Current Report on Form 8-K filed on March 17, 2004, announcing that we had called for redemption and delisting all remaining outstanding shares of our $2.625 Cumulative Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GAS RESOURCES, INC.
(Registrant)

Date: May 7, 2004	By:	/s/ PETER A. DEA
Peter A. Dea
Chief Executive Officer and President

Date: May 7, 2004	By:	/s/WILLIAM J. KRYSIAK
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

18.1	PricewaterhouseCoopers LLP letter re change in accounting principle, dated May 6, 2004.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.