Form 10-K/A
period 2003-12-31
WESTERN GAS RESOURCES INC
filed 2004-09-29
CIK 856716

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        The number of shares outstanding of the only class of the registrant's common stock, as of March 3, 2004, was 68,365,674.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement filed pursuant to Regulation 14A with respect to the annual meeting of stockholders held on May 7, 2004.

        This amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 11, 2004, to reflect the effect of a two-for-one split of our common stock, which was completed on June 18, 2004, certain additional disclosures related to oil and gas properties included in Item 2, and disclosures related to the change in asset groupings for impairment described in the notes to the financial statements. These financial statements, share, and per share data have been updated to reflect this stock split for all periods presented. Except for the foregoing items, no other information in the original Annual Report on Form 10-K is revised by this amendment.

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

        Our website address is http://www.westerngas.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC at http://www.sec.gov. Additionally, our Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Management, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website and are available in print free of charge to any stockholder who requests them.

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

        At December 31, 2003, we held the drilling rights on approximately 529,000 net acres in this basin, and as of December 31, 2003, we had established proven developed and undeveloped reserves totaling 326.0 Bcfe, net, on a portion of this acreage, 52% of which are proven and developed. This represented an overall 21% decrease in proven reserves as compared to December 31, 2002. In total, as a result of our drilling and proved undeveloped locations resulting from drilling, we added 78.8 Bcfe of proven reserves in this play in 2003. More than offsetting these additions was production of 43.7 Bcfe during the year and downward revisions of existing reserves of 123.2 Bcfe. The downward revisions were largely due to a change in methodology for calculating gas content and reserves in the Wyodak coals warranted by unexpected pressure declines in the mature development area and due to drainage by offset wells. We, as well the State of Wyoming and the United States Department of Energy, have historically utilized gas content calculations based on adsorbed isotherm data for the Wyodak coals on the eastern side of the basin. This approach assumed that the coal was 100 percent gas saturated at a specific temperature and pressure. After in-depth analysis, we, in consultation with an independent engineering firm, concluded that the Wyodak is not fully saturated. It was then determined that desorbed gas content values, which is the volume of gas that is measured from a coal sample as it was depressured in a laboratory setting, more closely represents the actual gas content and reserves in the Wyodak coal in light of current field pressures.

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

        Additionally, the Wyoming Department of Environmental Quality, or DEQ, has revised some standards for surface water discharge that have allowed the issuance of most of the permits that apply to the Cheyenne and Belle Fourche drainage areas. The majority of our existing production is from wells draining into these areas. Most of our undeveloped prospects from the Big George formation are located in the Powder River drainage area. The Wyoming DEQ will require additional water management techniques, such as containment or treating, in these areas pursuant to the conditions described in the EIS referred to above. While we believe these additional requirements will add to the cost of development of this area, we do not believe they will have a significant impact on our results of operations, financial position or cashflows.

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

        Revenue and Price History.    The following table sets forth the average sales price received for our oil and gas products and production costs per Mcfe for each of the last three years.

	Year ended December 31,
	2003	2002	2001
Average sales price:(1)
Oil ($/Bbl), excluding the effect of hedging positions	$29.21	$23.53	$25.41
Oil ($/Bbl), including the effect of hedging positions	29.21	23.53	25.41
Gas ($/Mcf), excluding the effect of hedging positions	4.14	2.33	3.15
Gas ($/Mcf), including the effect of hedging positions	3.74	2.84	3.20
Production and other costs:
Lease operating expense ($/Mcfe)	0.46	0.42	0.35
Production tax expense ($/Mcfe)	0.46	0.23	0.33
Gathering and transportation expense ($/Mcfe)	0.72	0.67	0.71
Other expenses ($/Mcfe)	0.01	0.01	0.01

Total costs ($/Mcfe)	$1.65	$1.33	$1.40

(1)
The prices received for NGLs are included in the price received for gas.

        Drilling Results.    The following table sets forth the number of wells we drilled during each of the last three years in each of our major producing areas. This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Productive wells are defined as those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

	Year Ended December 31,
Productive Area
	2003	2002	2001
Powder River Basin CBM
Productive wells drilled:
Gross wells	819	909	536
Net wells	393	436	257
Dry development wells drilled:
Gross wells	0	0	0
Net wells	0	0	0
Pinedale/Jonah Basin
Productive wells drilled:
Gross wells	53	26	35
Net wells	5	4	5
Dry development wells drilled:
Gross wells	0	0	2
Net wells	0	0	0
Sand Wash Basin
Productive wells drilled:
Gross wells	7	2	2
Net wells	7	2	1
Dry development wells drilled:
Gross wells	1	0	0
Net wells	1	0	0

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

        Generally, neither the FERC nor any state agency regulates gathering and processing prices. The Oklahoma Corporation Commission, or the OCC, has limited authority in some circumstances, after the filing of a complaint by a producer, to compel a gas gatherer to provide open access gathering and to set aside unduly discriminatory gathering fees. The Oklahoma state legislature is considering legislation that would expand the authority of the OCC to compel a gas gatherer to publish rates, terms and conditions of its service and under some circumstances, to justify those charges. We do not believe that any of the proposed legislation of which we are aware is likely to have a material adverse effect on our financial position, results of operations or cashflows. However, we cannot predict what additional legislation or regulations the states may adopt regarding gas gathering.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 3, 2004, there were 68,365,674 shares of common stock outstanding held by 194 holders of record. The common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "WGR". The following table sets forth quarterly high and low sales prices as reported by the NYSE Composite Tape for the quarterly periods indicated.

	HIGH	LOW
2003
Fourth Quarter	$23.75	$19.20
Third Quarter	20.03	18.20
Second Quarter	20.83	15.96
First Quarter	18.75	15.28
2002
Fourth Quarter	$19.00	$15.18
Third Quarter	18.77	12.50
Second Quarter	20.06	17.62
First Quarter	18.75	14.11

        We paid annual dividends on our common stock aggregating $0.10 per share during the years ended December 31, 2003 and 2002. We have declared a dividend of $0.025 per share of common stock for the quarter ending March 31, 2004 to holders of record as of that date. Declarations of dividends on our common stock are within the discretion of the board of directors. In addition, our ability to pay dividends on our common stock is restricted by covenants in our financing facilities, the most restrictive of which is in our subordinated note indenture, and that covenant prohibits declaring or paying dividends that exceed, in the aggregate, the sum of $20 million plus 50% of our consolidated net operating income (as defined in the indenture) earned after July 1, 1999 (or minus 100% if a net loss) plus the aggregate net cash proceeds received after July 1, 1999 from the sale of any stock. At December 31, 2003, availability under this covenant was approximately $76.8 million.

Equity Compensation Plan Information

        The following table summarizes our equity compensation plans under which securities may be issued as of December 31, 2003. The only types of equity compensation plans that we have are plans that authorize the granting of options to purchase shares of our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average per share exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,827,150	$16.93	1,283,848
Equity compensation plans not approved by security holders	616,700	$12.24	—
Total	3,443,850	$16.09	1,283,848

        A description of the equity compensation plans that were not approved by the security holders is as follows.

        1999 Non-Employee Directors Stock Option Plan.    Effective March 1999, our board of directors adopted a stock option plan that authorized the granting of options to purchase 30,000 shares of our common stock to non-employee directors. During 1999, the board approved grants of options covering a total of 30,000 shares of our common stock to several board members. The exercise price of the stock underlying each option was the average closing price for the ten days prior to the grant. Under this plan, options covering up to 33 1/3% of the underlying shares are exercisable on each anniversary from the date of grant and the director must exercise the option within five years of the date each option vests. This plan terminates on the earlier of March 12, 2009 or the date on which all options granted under the plan have been exercised in full.

        Chief Executive Officer and President's Plan.    Pursuant to the employment agreement, dated October 15, 2001, and the stock option agreement, dated as of November 1, 2001, between us and Peter A. Dea, our CEO and President, we granted non-qualified stock options to Mr. Dea for the purchase of 600,000 shares of our common stock. The exercise price of the options was equal to $2.50 below the closing price per share on the effective date of his employment agreement. The stock options are subject to the conditions of the agreements and vest equally over four years and must be exercised within five years of the date on which they vest. The difference between the closing price on the effective date and the exercise price is being amortized over four years as compensation expense. This option plan will terminate on the earlier of October 15, 2010 or the date on which all options granted under the plan have been exercised in full.

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

	Year Ended December 31,
	2003		2002	2001	2000	1999
	(000s, except per share amounts and operating data)
Statement of Operations:
Revenues	$2,874,010		$2,489,698	$3,353,162	$3,280,091	$1,909,288
Gross profit(a)	210,430		144,430	200,780	149,155	67,289
Income (loss) before income taxes	144,536		80,703	152,126	88,673	(26,919	)(b)
Provision (benefit) for income taxes	53,593		30,114	56,489	32,565	(9,795)
Income (loss) before cumulative effect of change in accounting principle	90,943		50,589	95,637	56,108	(17,124	)(b)
Cumulative effect of change in accounting principle	(6,724	)(c)	—	—	—	—
Net income (loss)	84,219		50,589	95,637	56,108	(17,124	)(b)
Net income per share of common stock before cumulative effect of change in accounting principle	1.27		0.63	1.30	0.71	(0.43)
Earnings (loss) per share of common stock	1.17		0.63	1.30	0.71	(0.43)
Earnings (loss) per share of common stock—assuming dilution	1.14		0.62	1.27	0.70	(0.43)
Other Financial Data:
Net cash provided by operating activities	$248,732		$131,136	$153,267	$116,262	$95,184
Net cash provided by (used in) investing activities	(197,085)		(105,772)	(131,657)	(82,039)	67,284
Net cash provided by (used in) financing activities	(32,843)		(28,084)	(24,505)	(35,358)	(152,806)
Capital expenditures	203,068		140,637	169,751	108,536	80,089
Balance Sheet Data (at year end):
Total assets	$1,460,524		$1,302,144	$1,267,942	$1,431,422	$1,049,486
Long-term debt	339,000		359,933	366,667	358,700	378,250
Stockholders' equity	562,509		483,068	473,352	391,534	349,743
Dividends on preferred stock	6,841		9,198	11,167	10,416	10,439
Dividends on common stock	6,684		6,603	6,524	6,448	6,426
Dividends per share of common stock	.10		.10	.10	.10	.10
Operating Data:
Average gas sales (MMcf/D)	1,362		1,988	1,961	1,835	1,900
Average NGL sales (MGal/D)	1,635		2,010	2,347	3,085	2,885
Average gas volumes gathered (MMcf/D)	1,343		1,163	1,161	1,248	1,168
Facility capacity (MMcf/D)	2,883		2,581	2,574	2,374	2,485
Average gas prices ($/Mcf)	$4.94		$2.92	$3.97	$3.90	$2.17
Average NGL prices ($/Gal)	$.58		$.42	$.49	$.52	$.33

(a)
Excludes selling and administrative, interest expense, income tax expense, expenses for the impairment of property and equipment, (gains) or losses on sales of assets, and any charges for the early extinguishment of debt. See further discussion in notes (b) and (c).

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

(c)
We recognized an after-tax loss on the adoption of SFAS No. 143,"Accounting for Asset Retirement Obligations".

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

        Our operations are conducted through the following four business segments:

        Upstream—We explore for, develop and produce natural gas reserves independently and to enhance and support our existing gathering and processing operations. Our producing properties are primarily located in the Powder River and Green River Basins of Wyoming. These plays are low-risk, long-lived development projects. These provide us with the opportunity to steadily increase our production volume at low operating and finding and development costs. In 2003 our production grew 10% compared to 2002 levels and far exceeded the industry average for 2002 of a three percent decline in production. Our 2003 production level represented a 47% increase towards meeting our goal of doubling our equity production of natural gas. Also benefiting us in 2003 were higher prices received for natural gas. As a result operating income in this segment increased by 53% to $113.5 million in the year ended December 31, 2003 compared to 2002. At December 31, 2003, we had a total of 685 Bcfe of proved natural gas reserves in our various operating areas. Our business strategy is to double our proven reserves from those in place at December 31, 2001 by the end of 2006. At December 31, 2003, we are 44% towards meeting our goal of doubling proved reserves.

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

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002
(000s, except per share amounts and operating data)

	Year Ended December 31,
			Percent Change
	2003	2002
Financial results:
Revenues	$2,874,010	$2,489,698	15
Gross profit	210,430	144,430	46
Net income	84,219	50,589	66
Earnings per share of common stock	1.17	0.63	86
Earnings per share of common stock—diluted	1.13	0.62	82
Net cash provided by operating activities	248,732	131,136	90
Net cash (used in) investing activities	(197,085)	(105,772)	86
Net cash (used in) financing activities	(32,843)	(28,084)	17
Operating data:
Average gas sales (MMcf/D)	1,362	1,988	(31)
Average NGL sales (MGal/D)	1,635	2,010	(19)
Average gas prices ($/Mcf)	$4.94	$2.92	69
Average NGL prices ($/Gal)	$.58	$.42	38

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

Year ended December 31, 2002 compared to year ended December 31, 2001
(000s, except per share amounts and operating data)

	Year Ended December 31,
			Percent Change
	2002	2001
Financial results:
Revenues	$2,489,698	$3,353,162	(26)
Gross profit	144,430	200,780	(28)
Net income (loss)	50,589	95,637	(47)
Earnings per share of common stock	0.63	1.30	(52)
Earnings per share of common stock—diluted	0.62	1.24	(50)
Net cash provided by operating activities	131,136	153,267	(14)
Net cash (used in) investing activities	(105,772)	(131,657)	(20)
Net cash (used in) financing activities	(28,084)	(24,505)	15
Operating data:
Average gas sales (MMcf/D)	1,988	1,961	1
Average NGL sales (MGal/D)	2,010	2,347	(14)
Average gas prices ($/Mcf)	$2.92	$3.97	(26)
Average NGL prices ($/Gal)	$.42	$.49	(14)

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

Other Information

        Toca Processing Facility.    In June 2002, we entered into an agreement for the sale of our Toca processing facility in Louisiana. This sale closed in September 2002. The sale price was $32.2 million, subject to accounting adjustments, and resulted in a pre-tax loss of approximately $230,000. The purchase price included a natural gas processing plant with a capacity of 160 million cubic feet per day and a fractionator that can separate 14,200 barrels per day of mixed natural gas liquids into propane, normal butane, iso-butane and natural gasoline. The sale also includes NGL storage as well as truck, rail and barge loading facilities, which support the complex. During the year ended December 31, 2002, this facility generated net after-tax earnings of approximately $683,000, or $.01 per share of common stock, respectively. Approximately $15.0 million of the proceeds received from this asset sale were initially used to reduce amounts outstanding on our Revolving Credit Facility. At December 31, 2002, the remaining amount of $17.2 million was on deposit with a trustee in anticipation of the completion of a like-kind exchange transaction and was reflected on the Consolidated Balance Sheet under the caption Other current assets. These funds, along with additional amounts drawn on our Revolving Credit Facility, were used in a February 2003 acquisition of several gathering systems.

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

        In the fourth quarter of 2003, we conducted a review of our oil and gas producing properties, which included an evaluation of the geologic formations and production history for these properties. This review indicated that the cash flows from individual wells in our operating areas were not largely independent of the cash flows of other wells producing in the same field or coal seam. As a result of this review, we redefined the asset groupings to a field wide analysis for impairment for the Jonah, Pinedale and Sand Wash Basins and to a grouping of all wells drilled into related coal seams for the Powder River Basin. These asset groupings were used to determine if any impairment was necessary for the year ended December 31, 2003 and it was determined that none of these asset groups were impaired. In addition, while the Company did not recognize any impairment of our producing properties in the years ended December 31, 2002 or 2001 under the asset groupings utilized in those years, a reevaluation of those years using our new asset groups also did not result in an impairment of our producing properties.

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

        Preferred Stock Redemption.    During the fourth quarter of 2003, we issued two notices of redemption for a total of 1,500,000 shares of our $2.625 cumulative convertible preferred stock. The holders of these shares had the right to convert them into shares of our common stock in lieu of receiving the redemption price in cash. In total, we issued an additional 3,680,666 shares of common stock and paid $1.9 million in cash proceeds to complete these redemptions. After completing these redemptions, we have a total of 1,252,943 shares of our $2.625 cumulative convertible preferred stock outstanding and, assuming no further redemption, we would anticipate paying in 2004 a total of $3.3 million in preferred dividends.

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

  Contractual Commitments and Obligations

        Contractual Cash Obligations.    A summary of our contractual cash obligations as of December 31, 2003 is as follows (dollars in thousands):

		Payments by Period
Type of Obligation	Total Obligation	Due in 2004	Due in 2005 - 2006	Due in 2007 - 2008	Due Thereafter
Guarantee of Fort Union Project Financing	$5,547	$804	$1,795	$2,081	$867
Operating Leases	76,273	12,662	25,815	22,785	15,011
Firm Transportation Capacity and Gathering Agreements	215,524	29,262	56,437	52,372	77,453
Firm Storage Capacity Agreements	20,452	6,198	9,450	3,043	1,761
Long-term Debt	339,000	35,000	20,000	129,000	155,000

Total Contractual Cash Obligations	$656,796	$83,926	$113,497	$209,281	$250,092

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

        Value at Risk.    We measure market risk in our natural gas and liquid marketing portfolios using value-at-risk, or VaR. We define VaR as a measure of the maximum expected loss over a given horizon under normal market conditions. VaR does not explicitly indicate potential realized losses. VaR does, however, implicitly indicate a firm's potential realized loss if market conditions were to remain constant or if the portfolio is liquidated within the specified time period. Our calculations are derived from Financial Engineering Association's VaR Works using the variance/co-variance method. We assume a one-day holding period with a 95% confidence level. There is a 95% (19 out of 20 business days) chance that the portfolio loss will be less than a specified amount if the entire portfolio were liquidated the next day. As of December 31, 2003, our VaR position for natural gas and liquid marketing portfolios was $385,000 and the average for all of 2003 was $496,000. This figure includes the risk related to our entire marketing portfolio of natural gas and NGL financial instruments and the related underlying physical transactions. We also measure market risk by sensitivity valuations. As of December 31, 2003, an increase in natural gas prices of $1.00 per MMbtu would lead to an increase in the fair value of our marketing portfolio of $135,000 and an increase in crude oil prices of $5.00 per barrel would lead to an increase in the fair value of our marketing portfolio of $600,000. To the extent that a transaction is not fully hedged or there is any hedge ineffectiveness, additional gains or losses associated with the transaction may be reported in future periods.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Western Gas Resources, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Western Gas Resources, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their cash flows and their operations for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 4 to the financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001. As discussed in Note 1 to the financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003 and its method of testing long-lived assets for impairment. As discussed in Note 2 to the financial statements, the Company completed a two-for-one stock split of their common stock on June 18, 2004 and has restated their financial information to reflect this split for all periods presented.

/s/ PRICEWATERHOUSECOOPERS LLC

Denver, Colorado
March 9, 2004, except for paragraph 2 of Note 2 as to which the date is September 29, 2004

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(000s, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$26,116	$7,312
Trade accounts receivable, net	262,509	253,587
Inventory	70,304	44,219
Assets held for sale	—	3,250
Assets from price risk management activities	17,149	34,873
Other	11,225	27,701

Total current assets	387,303	370,942

Property and equipment:
Gas gathering, processing and transportation	1,028,176	942,147
Oil and gas properties and equipment (successful efforts method)	329,555	252,747
Construction in progress	134,751	104,033

	1,492,482	1,298,927
Less: Accumulated depreciation, depletion and amortization	(495,721)	(432,281)

Total property and equipment, net	996,761	866,646

Other assets:
Gas purchase contracts (net of accumulated amortization of $38,937 and $37,232, respectively)	29,219	30,924
Assets from price risk management activities	1,466	406
Other	45,775	33,226

Total other assets	76,460	64,556

TOTAL ASSETS	$1,460,524	$1,302,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,186	$242,987
Accrued expenses	42,136	51,509
Liabilities from price risk management activities	10,603	34,811
Dividends payable	3,056	3,464

Total current liabilities	358,981	332,771
Long-term debt	339,000	359,933
Liabilities from price risk management activities	1,304	406
Other long-term liabilities	22,057	1,713
Deferred income taxes payable, net	176,673	124,253

Total liabilities	898,015	819,076

Stockholders' equity:
Preferred Stock; 10,000,000 shares authorized:
$2.625 cumulative convertible preferred stock, par value $.10; 2,060,000 issued ($102,817,000 aggregate liquidation preference)	206	276
Common stock, par value $.05; 100,000,000 shares authorized; 68,271,802 and 66,155,222 shares issued, respectively	3,438	3,329
Treasury stock, at cost; 50,032 common shares in treasury	(788)	(788)
Additional paid-in capital	385,019	381,066
Retained earnings	173,076	102,292
Accumulated other comprehensive income (loss)	1,558	(2,812)
Notes receivable from key employees secured by common stock	—	(295)

Total stockholders' equity	562,509	483,068

TOTAL LIABILITIES AND STOCKHOLDERS(1) EQUITY	$1,460,524	$1,302,144

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

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(000s, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Sale of gas	$2,463,016	$2,118,748	$2,866,424
Sale of natural gas liquids	346,108	309,513	424,115
Gathering, processing and transportation revenue	83,672	65,601	55,398
Price risk management activities	(21,385)	(8,884)	2,546
Other	2,599	4,720	4,679

Total revenues	2,874,010	2,489,698	3,353,162

Costs and expenses:
Product purchases	2,456,441	2,157,179	2,986,950
Plant and transportation operating expense	88,344	81,530	75,533
Oil and gas exploration and production costs	52,245	34,007	27,527
Depreciation, depletion and amortization	73,906	77,005	64,162
Selling and administrative expense	40,423	35,828	34,272
(Gain) loss on sale of assets	(156)	948	(10,748)
Earnings from equity investments	(7,356)	(4,453)	(1,790)
Interest expense	25,627	26,951	25,130

Total costs and expenses	2,729,474	2,408,995	3,201,036

Income before income taxes	144,536	80,703	152,126
Provision for income taxes:
Current	4,267	10,500	13,674
Deferred	49,326	19,614	42,815

Total provision for income taxes	53,593	30,114	56,489

Income before cumulative effect of change in accounting principle	90,943	50,589	95,637
Cumulative effect of change in accounting principle, net of tax benefit of $3,967	(6,724)	—	—

Net income	$84,219	$50,589	$95,637

Preferred stock requirements	(6,841)	(9,198)	(11,167)

Income attributable to common stock	$77,378	$41,391	$84,470

Net income per share of common stock before cumulative effect of change in accounting principle	$1.27	$0.63	$1.30

Cumulative effect of change in accounting principle per share of common stock, net of tax	$0.10	$—	$—

Earnings per share of common stock	$1.17	$0.63	$1.30

Weighted average shares of common stock outstanding	66,412,228	65,905,086	65,159,626

Income attributable to common stock—assuming dilution	$84,219	$41,391	$91,715

Earnings per share of common stock—assuming dilution	$1.13	$0.62	$1.24

Weighted average shares of common stock outstanding—assuming dilution	74,694,420	67,215,120	74,044,738

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(000s, except share amounts)

	Shares of $2.28 Cumulative Preferred Stock	$2.625 Cumulative Convertible Preferred Stock	Shares of Common Stock	Shares of Common Stock in Treasury	Shares of $2.28 Cumulative Preferred Stock in Treasury	$2.28 Cumulative Preferred Stock	$2.625 Cumulative Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Notes Receivable from Key Employees	Total Stock- holders' Equity
Balance at December 31, 2000	1,400,000	2,760,000	64,722,262	50,032	39,190	$140	$276	$3,265	$(1,778)	$400,157	$(11,820)	$2,178	$(884)	$391,534
Comprehensive income:
Net income, 2001	—	—	—	—	—	—	—	—	—	—	95,637	—	—	95,637
Translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(440)	—	(440)

Cumulative effect of change in accounting principal	—	—	—	—	—	—	—	—	—	—	—	(22,527)	—	(22,527)
Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	—	—	—	21,988	—	21,988
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	—	—	—	—	5,772	—	5,772
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—	—	11,911	—	11,911

Ending accumulated derivative gain	—	—	—	—	—	—	—	—	—	—	—	17,144	—	17,144

Total comprehensive income, net of tax														112,341
Stock options exercised	—	—	655,756	—	—	—	—	28	—	5,163	—	—	—	5,191
Effect of re-priced options	—	—	—	—	—	—	—	—	—	(170)	—	—	—	(170)
Tax benefit related to stock options exercised	—	—	—	—	—	—	—	—	—	1,584	—	—	—	1,584
Dividends declared on common stock	—	—	—	—	—	—	—	—	—	—	(6,524)	—	—	(6,524)
Dividends declared on $2.28 cumulative preferred stock	—	—	—	—	—	—	—	—	—	—	(2,640)	—	—	(2,640)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(7,244)	—	—	(7,244)
Redemption of $2.28 cumulative preferred stock	(808,864)	—	—	—	—	(81)	—	—	—	(19,229)	(1,281)	—	—	(20,591)
Repurchase of $2.28 cumulative preferred stock	—	—	—	—	5,100	—	—	—	(129)	—	—	—	—	(129)
Balance at December 31, 2001	591,136	2,760,000	65,378,018	50,032	44,290	$59	$276	$3,293	$(1,907)	$387,505	$66,128	$18,882	$(884)	$473,352
Comprehensive income:
Net income, 2002	—	—	—	—	—	—	—	—	—	—	50,589	—	—	50,589
Other comprehensive income from equity investees	—	—	—	—	—	—	—	—	—	—	—	556	—	556
Translation adjustments	—	—	—	—	—	—	—	—	—	—	—	283	—	283

Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	—	—	—	(17,142)	—	(17,142)
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—	—	(5,272)	—	(5,272)

Change in accumulated derivative comprehensive income	—	—	—	—	—	—	—	—	—	—	—	(22,533)	—	(22,533)

Total comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	28,895
Stock options exercised	—	—	777,204	—	—	—	—	36	—	5,975	—	—	—	6,011
Effect of re-priced options	—	—	—	—	—	—	—	—	—	478	—	—	—	478
Officer loans forgiven	—	—	—	—	—	—	—	—	—	—	—	—	589	589
Tax benefit related to stock options exercised	—	—	—	—	—	—	—	—	—	1,154	—	—	—	1,154
Dividends declared on common stock	—	—	—	—	—	—	—	—	—	—	(6,603)	—	—	(6,603)
Dividends declared on $2.28 cumulative preferred stock	—	—	—	—	—	—	—	—	—	—	(957)	—	—	(957)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(7,244)	—	—	(7,244)
Redemption of $2.28 cumulative preferred stock	(591,136)	—	—	—	(44,290)	(59)	—	—	1,119	(14,046)	379	—	—	(12,607)

	Shares of $2.28 Cumulative Preferred Stock	$2.625 Cumulative Convertible Preferred Stock	Shares of Common Stock	Shares of Common Stock in Treasury	Shares of $2.28 Cumulative Preferred Stock in Treasury	$2.28 Cumulative Preferred Stock	$2.625 Cumulative Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Notes Receivable from Key Employees	Total Stock- holders' Equity
Balance at December 31, 2002	—	2,760,000	66,155,222	50,032	—	$—	$276	$3,329	$(788)	$381,066	$102,292	$(2,812)	$(295)	$483,068
Comprehensive income:
Net income, 2003	—	—	—	—	—	—	—	—	—	—	84,219	—	—	84,219
Translation adjustments	—	—	—	—	—	—	—	—	—	—	—	1,237	—	1,237

Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	—	—	—	5,272	—	5,272
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	—	—	—	—	127	—	127
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—	—	(2,266)	—	(2,266)

Change in accumulated derivative comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,133	—	3,133

Total comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	88,589
Stock options exercised	—	—	415,180	—	—	—	—	24	—	3,570	—	—	—	3,594
Effect of re-priced options	—	—	—	—	—	—	—	—	—	904	—	—	—	904
Officer loans forgiven	—	—	—	—	—	—	—	—	—	—	—	—	295	295
Tax benefit related to stock options exercised	—	—	—	—	—	—	—	—	—	727	—	—	—	727
Dividends declared on common stock	—	—	—	—	—	—	—	—	—	—	(6,684)	—	—	(6,684)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(6,783)	—	—	(6,783)
Conversion of $2.625 cumulative convertible preferred stock	—	(676,344)	1,701,400	—	—	—	(68)	85	—	(17)	—	—	—	—
Redemption of $2.625 cumulative convertible preferred stock	—	(23,656)	—	—	—	—	(2)	—	—	(1,231)	32	—	—	(1,201)

Balance at December 31, 2003	—	2,060,000	68,271,802	50,032	—	$—	$206	$3,438	$(788)	$385,019	$173,076	$1,558	$—	$562,509

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

        The Company has completed three public offerings of Common Stock. In December 1989, the Company issued 7,055,000 shares of Common Stock at a public offering price of $5.75 per share. In November 1991, the Company issued 8,230,000 shares of Common Stock at a public offering price of $9.19 per share. In November 1996, the Company issued 12,650,000 shares of Common Stock at a public offering price of $8.13 per share.

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

        In February 1994, the Company issued 2,760,000 shares of $2.625 Cumulative Convertible Preferred Stock with a liquidation preference of $50 per share, at a public offering price of $50 per share, redeemable at the Company's option on or after February 16, 1997 and convertible at the option of the holder into Common Stock at a per share conversion price of $19.88. In November 2003 and in December 2003, the Company issued notices of redemption for approximately 700,000 and 800,000 shares, respectively, of its $2.625 cumulative convertible preferred stock at the liquidation preference plus 0.525% premium. In relation to the notice of redemption issued in November 2003, a total of 1,701,400 common shares were issued and $1.2 million was paid in cash to complete the redemption. In relation to the notice of redemption issued in December 2003, a total of 1,979,244 common shares were issued in January 2004, and $672,000 was paid in cash, also in January 2004, to complete the redemption.

        In 2002, the Company adopted a Stockholder Rights Plan under which rights were distributed as a dividend at the rate of one-half of one right for each share of its common stock held by stockholders of record as of the close of business on April 9, 2002. Each right initially will entitle stockholders to buy one unit consisting of 1/100th of a share of a new series of preferred stock for $180 per unit. The right generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's then outstanding common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 15% or more of its then outstanding common stock. The rights will expire on March 22, 2011.

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

        Toca Processing Facility.    In September 2002, the Company sold its Toca processing facility in Louisiana. The sale price was $32.2 million and resulted in a pre-tax loss of approximately $230,000. During the year ended December 31, 2002, this facility generated net after-tax earnings of approximately $683,000, or $.01 per share of common stock, respectively. The Company believes the results from this facility are immaterial for separate presentation as a discontinued operation. Approximately $15.0 million of the proceeds received from this asset sale were initially used to reduce amounts outstanding on the Company's Revolving Credit Facility. At December 31, 2002, the remaining amount of $17.2 million was on deposit with a trustee in anticipation of the completion of a like-kind exchange transaction and was reflected on the Consolidated Balance Sheet under the caption Other current assets. These funds, along with additional amounts drawn on the Company's Revolving Credit Facility, were used in a February 2003 acquisition of several gathering systems described above.

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

        Common Stock Split.    On June 18, 2004, the Company completed a two-for-one split of our common stock, which was distributed in the form of a stock dividend. Shareholders of the Company's common stock received one additional share for every share of common stock held on the record date of June 4, 2004. After the stock split, each share of common stock outstanding or thereafter issued includes or will include one-half of a Series A Junior Participating Preferred Stock purchase right. The Company has restated its financial information to reflect this split for all periods presented.

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

        In connection with the adoption of SFAS No. 143 on January 1, 2003, a review was completed of the Company's operating assets. As a result of this review, the operating lives and salvage values of the associated equipment was reevaluated. As a result of this evaluation, the Company extended the useful life of many of its operating assets and adjusted the estimated salvage value of its operating equipment. These adjustments resulted in an approximate $10.7 million, or $0.10 per share of common stock—assuming dilution, decrease in depreciation, depletion and amortization in the year ended December 31, 2003, from the expense calculated using the previous useful lives. The adjustments to the salvage value and depreciable lives of the Company's assets are treated as a revision of an estimate and are accounted for on a prospective basis.

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

        Accounting for Derivative Instruments and Hedging Activities.    In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. Under SFAS No. 133, which was subsequently amended by SFAS No. 138 and SFAS No. 149, the Company is required to recognize the change in the market value of all derivatives, including storage contracts and firm transportation to the extent utilized, as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending upon the nature of the underlying transaction. Upon adoption of SFAS No. 133 and mark-to-market accounting on January 1, 2001, the impact was a decrease in a component of stockholders' equity through Accumulated other comprehensive income of $22.5 million, an increase to Current assets of $52.6 million, an increase to Current liabilities of $86.9 million, an increase in Other long-term liabilities of $1.1 million and a decrease in Deferred income taxes payable of $12.9 million.

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

        The Company reviews its assets at the plant facility, the related group of plant facilities or the oil and gas producing field or producing coal seam level. Prior to 2003, the Company completed its impairment analysis on its oil and gas producing properties on an individual well-by-well basis. In the fourth quarter of 2003, the Company conducted a review of its oil and gas producing properties, which included an evaluation of the geologic formations and production history for the Company's producing properties. This review indicated that the cash flows from individual wells in its operating areas were not largely independent of the cash flows of other wells producing in the same field or coal seam. As a result of this review, the Company redefined the asset groupings to a field wide analysis for impairment for the Jonah, Pinedale and Sand Wash Basins and a grouping of all wells drilled into related coal seams for the Powder River Basin. These asset groupings were used to determine if any impairment was necessary for the year ended December 31, 2003, and it was determined that none of the asset groups were impaired. In addition, as our previous method of asset grouping was not appropriate under generally accepted accounting principles, a reevaluation of the impairment tests for the years ended December 31, 2002 and 2001 was completed utilizing our new asset groups. Those revised impairment tests also did not result in an impairment of our producing properties for any of these periods, and accordingly, the correction of this error in the method of application of the accounting principle relating to asset grouping for testing the impairment of producing oil and gas properties did not have any financial statement impact for the years ended December 31, 2002 and 2001.

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

        Earnings Per Share of Common Stock.    The Company follows SFAS No. 128, "Earnings per Share", which requires that earnings per share and earnings per share—assuming dilution be calculated and presented on the Consolidated Statement of Operations. In accordance with SFAS No. 128, earnings per share of common stock are computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding. In addition, earnings per share of common stock-assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares. Income attributable to common stock is income less preferred stock dividends. The Company declared preferred stock dividends of $6.8 million, $8.2 million and $11.2 million for each of the years ended December 31, 2003, 2002 and 2001, respectively. Common stock options and the $2.625 cumulative convertible preferred stock are potential common shares. The following is a reconciliation of the weighted average shares of common stock outstanding to the weighted average common shares outstanding—assuming dilution.

	Year Ended December 31,
	2003	2002	2001
Weighted average shares of common stock outstanding	66,412,228	65,905,086	65,159,626
Potential common shares from:
Common stock options	1,413,354	1,310,034	1,941,716
$2.625 Cumulative convertible preferred stock	6,868,838	—	6,943,396

Weighted average shares of common stock outstanding—assuming dilution	74,694,420	67,215,120	74,044,738

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

        The Company is required to record compensation expense (if not previously accrued) equal to the number of unexercised re-priced options multiplied by the amount by which its stock price at the end of any quarter exceeds $10.50 per share. The Company had options covering 49,438, 119,000, and 236,056 common shares outstanding at December 31, 2003, 2002 and 2001, respectively, which were treated as re-priced options. Based on the Company's stock price at December 31, 2003, 2002 and 2001 of $23.63, $18.43, and $16.16 per share, respectively; expense of $529,000, $224,000 and income of $170,000 was recorded in the years ended December 31, 2003, 2002, and 2001, respectively.

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

	Year Ended December 31,
	2003	2002	2001
1999 Stock Option Plan	—	340,000	826,400
Chief Executive Officer's Plan	—	—	600,000
2002 Stock Option Plan	1,129,900	375,994	—
2002 Directors' Plan	36,000	36,000	—
Total options granted	1,165,900	751,994	1,426,400

        The following is a summary of the weighted average fair value per share of the options granted during the years ended December 31, 2003, 2002, and 2001, respectively.

	Year Ended December 31,
	2003	2002	2001
1999 Stock Option Plan	—	$8.68	$9.63
Chief Executive Officer's Plan	—	—	$10.57
2002 Stock Option Plan	$9.77	$8.72	—
2002 Directors' Plan	$10.70	$11.25	—

        These values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	1999 Stock Option Plan		2002 Stock Option Plan		2002 Directors' Plan		Chief Executive Officer's Plan
	2002	2001	2003	2002	2003	2002	2001
Risk-free interest rate	3.40%	5.16%	3.47%	3.41%	2.59%	3.40%	5.16%
Expected life (in years)	7	7	7	7	7	7	7.5
Expected volatility	55%	56%	53%	55%	54%	56%	56%
Expected dividends (quarterly)	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025

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

	2003		2002		2001
	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma
Net income	$84,219	$80,779	$50,589	$47,978	$95,637	$93,120
Net income attributable to common stock	77,378	73,938	41,391	38,780	84,470	81,954
Earnings per share of common stock	1.17	1.12	0.63	0.59	1.30	1.26
Earnings per share of common stock—assuming dilution	1.13	1.08	0.62	0.58	1.24	1.21
Stock-based employee compensation cost, net of related tax effects, included in net income	$576	N/A	$375	N/A	$(68)	N/A
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	N/A	$4,016	N/A	$2,987	N/A	$2,448

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

        Rendezvous.    At December 31, 2003 and 2002, the Company owned a 50% interest in Rendezvous Gas Services, L.L.C., ("Rendezvous") and the Company serves as field operator of its systems. Rendezvous was formed in 2001 to gather gas for the Company and other third parties along the Pinedale Anticline for blending or processing at either the Company's Granger Complex or at a third-party owned processing facility. Rendezvous was expanded during 2003 and 2002, and at December 31, 2003, the Company had a total of $36.0 million invested in this venture. The investment is included in Other assets on the Consolidated Balance Sheet. The Company accounts for its investment in this entity under the equity method of accounting. The Company charges a monthly overhead fee to act as field operator of Rendezvous and an overhead charge for capital projects it constructs on behalf of the venture. In 2003 and 2002, the Company received overhead fees as field operator from Rendezvous totaling $100,000 in each year and overhead fees on capital projects totaling $825,000 and $352,000, respectively. In 2003 and 2002, the Company paid to Rendezvous a total of $4.7 million and $2.2 million, respectively, for gathering services. At December 31, 2003 and 2002, the Company had a net amount due to Rendezvous of $382,000 and $3.6 million, respectively.

        Officer Transactions.    In prior years, the Company had entered into agreements committing the Company to loan to certain key employees an amount sufficient to exercise their options as each portion of their options vests under the Key Employees' Incentive Stock Option Plan. The loan and accrued interest were to be forgiven if the employee was continually employed by the Company and upon a resolution of the board of directors. In 2002, the Company forgave loans related to 125,000 shares of Common Stock totaling $703,000. Pursuant to the terms of an agreement entered into in 2001, the remaining loan was forgiven in May 2003. As of December 31, 2003, there were no loans outstanding under these programs and the program is no longer in effect. At December 31, 2002, loans related to 55,000 shares of Common Stock totaling $295,000 were outstanding under these programs. In prior years, the Company had accrued for the forgiveness of these loans.

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

NOTE 7—INCOME TAXES

        The provision for income taxes for the years ended December 31, 2003, 2002 and 2001is comprised of (000s):

	2003	2002	2001
Current:
Federal	$4,002	$9,404	$14,074
State	265	1,096	(400)

Total Current	4,267	10,500	13,674

Deferred:
Federal	47,612	18,967	41,225
State	1,714	647	1,590

Total Deferred	49,326	19,614	42,815

Total tax provision (benefit)	$53,593	$30,114	$56,489

        Not included above is the tax benefit allocated to the cumulative effect of a change in accounting principle of approximately $4.0 million for the year ended December 31, 2003. There were no such items in 2002 or 2001.

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

        The differences between the provision for income taxes at the statutory rate and the actual provision for income taxes, before the tax effect of the change in accounting principle, for the years ended December 31, 2003, 2002 and 2001 are summarized as follows (000s):

	2003	%	2002	%	2001	%
Income tax before effect of change in accounting principle at statutory rate	$50,588	35.0	$28,246	35.0	$53,245	35.0
State income taxes, net of federal benefit	2,021	1.4	968	1.2	2,130	1.4
Canada income taxes, effect of disallowed loss on sale of stock and other miscellaneous items	984	0.7	900	1.1	1,114.7

Total	$53,593	37.1	$30,114	37.3	$56,489	37.1

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

        The Company is required to register the shares of common stock purchased by the trustee of the Retirement Plan under the Securities Act. Although all the purchases by the trustee were made in the open market and in a manner consistent with the Retirement Plan and the investment elections of the participants, the Company has determined that approximately 934,000 shares of its common stock purchased by the trustee beginning August 14, 2001 and ending August 14, 2002 (the "Rescission Period") may not have been properly registered in accordance with the Securities Act. These shares were purchased at an average price of $15.96 per share for total value of $14.9 million. As a result of this determination, the Company intends to file a registration statement on Form S-3 with the SEC providing for a rescission offer to certain of the plan participants as described below. This registration statement is expected to be filed during the first quarter of 2004.

        Any participant who elected to allocate a percentage of such participant's funds in the Retirement Plan to the purchase of Units in the Western Gas Fund at any time during the Rescission Period, and who still holds those Units during the period of the rescission offer, may direct a sale of those Units to the Company at the price the participant paid for the Units, plus interest. This election would be beneficial to any participant who purchased Units at a price higher than the Company's stock price during the period of the rescission offer. At December 31, 2003, the Company's common stock price was $23.63 per share. At December 31, 2003, approximately 288,000 shares of its common stock were held by the Western Gas Fund. The trustee of the Western Gas Fund sold the remaining 652,000 shares of the Company's common stock acquired during the Rescission Period. If a participant has already directed and caused the sale of those Units purchased during the Rescission Period at a loss, then the trustee or the participant may receive from the Company, the price paid for those Units, plus interest, less the sale proceeds. This election would be beneficial to any participant who sold Units at a loss.

        While the Company is unable to estimate the cost or results of the rescission offer, it does not expect the costs to have a material adverse effect on its financial position, results of operations or cashflows. The Company also believes that the amounts subject to the rescission offer are immaterial for separate classification on the Consolidated Balance Sheet at December 31, 2003 and 2002.

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

	Gas Gathering, Processing and Treating	Exploration and Production	Marketing	Transportation	Corporate	Eliminating Entries	Total
Year Ended December 31, 2003
Revenues from unaffiliated customers
Sale of gas	$5,041	$4,038	$2,476,702	$1,098	$—	$—	$2,486,879
Sale of natural gas liquids	11	—	357,504	—			357,515
Equity hedges:
Residue	(2,358)	(21,505)	—	—	—	—	(23,863)
Liquids	(11,407)	—	—	—	—	—	(11,407)
Gathering, processing and transportation revenue	76,628	—	—	7,051	(7)	—	83,672

Total revenues from unaffiliated customers	67,915	(17,467)	2,834,206	8,149	(7)	—	2,892,796
Inter-segment revenues	1,081,300	221,266	38,510	14,093	58	(1,355,227)	—
Price risk management activities	(11)	(866)	(20,508)	—	—	—	(21,385)
Interest income	5	42	—	3	12,485	(12,535)	—
Other, net	1,967	21	4	42	565	—	2,599

Total revenues	1,151,176	202,996	2,852,212	22,287	13,101	(1,367,762)	2,874,010

Product purchases	948,518	2,289	2,820,495	2,982	—	(1,317,843)	2,456,441
Plant operating and transportation expense	83,368	329	318	7,680	(721)	(2,630)	88,344
Oil and gas exploration and production expense	—	86,855	—	—	—	(34,610)	52,245
Earnings from equity investments	(7,356)	—	—	—	—	—	(7,356)

Operating profit	126,646	113,523	31,399	11,625	13,822	(12,679)	284,336
Depreciation, depletion and amortization	30,676	33,322	141	1,689	8,078	—	73,906
Selling and administrative expense	—	—	—	—	40,481	(58)	40,423
(Gain) loss from sale of assets	123	(194)	—	586	53	(724)	(156)
Interest expense	—	24	262	(154)	38,030	(12,535)	25,627

Segment profit	$95,847	$80,371	$30,996	$9,504	$(72,820)	$638	$144,536

Identifiable assets
Other allocated assets	$4,067	$7,001	$113,895	$40,628	$325,591	$(66,708)	$424,474
Investment in others	—	—	—	—	632,622	(593,333)	39,289
Capital assets	608,623	288,954	1,531	39,010	57,912	731	996,761

Total identifiable assets	$612,690	$295,955	$115,426	$79,638	$1,016,125	$(659,310)	$1,460,524

	Gas Gathering, Processing and Treating	Exploration and Production	Marketing	Transportation	Corporate	Eliminating Entries	Total
Year Ended December 31, 2002
Revenues from unaffiliated customers
Sale of gas	$2,156	$1,497	$2,085,760	$1,252	$—	$—	$2,090,665
Sale of natural gas liquids	17	—	317,743			—	317,760
Equity hedges:
Residue	3,238	24,846	—	—	—	—	28,084
Liquids	(8,247)	—	—	—	—	—	(8,247)
Gathering, processing and transportation revenue	56,806	281	—	8,345	169	—	65,601

Total revenues from unaffiliated customers	53,970	26,624	2,403,503	9,597	169	—	2,493,863
Inter-segment revenues	638,807	112,868	22,868	15,794	87	(790,424)	—
Price risk management activities	(233)	589	(9,241)	—	—	—	(8,885)
Interest income	44	43	10	1	8,514	(8,612)	—
Other, net	3,595	19	6	2	(660)	1,758	4,720

Total revenues	696,183	140,143	2,417,146	25,394	8,110	(797,278)	2,489,698

Product purchases	532,963	2,698	2,380,446	935	—	(759,863)	2,157,179
Plant operating and transportation expense	74,119	170	290	8,133	234	(1,416)	81,530
Oil and gas exploration and production expense	—	63,149	—	—	—	(29,142)	34,007
Earnings from equity investments	(4,453)	—	—	—	—	—	(4,453)

Operating profit	93,554	74,126	36,410	16,326	7,876	(6,857)	221,435
Depreciation, depletion and amortization	41,959	26,770	158	1,675	6,443	—	77,005
Selling and administrative expense	—	—	—	—	35,882	(54)	35,828
(Gain) loss from sale of assets	877	(323)	—	476	494	(576)	948
Interest expense	—	66	132	(26)	35,391	(8,612)	26,951

Segment profit	$50,718	$47,613	$36,120	$14,201	$(70,334)	$2,385	$80,703

Identifiable assets
Other allocated assets	$34,021	$911	$118,854	$24,534	$285,469	$(53,907)	$409,882
Investment in others	2,839	—	—	—	467,600	(444,823)	25,616
Capital assets	551,094	225,943	7	42,072	47,523	7	866,646

Total identifiable assets	$587,954	$226,854	$118,861	$66,606	$800,592	$(498,723)	$1,302,144

	Gas Gathering, Processing and Treating	Exploration and Production	Marketing	Transportation	Corporate	Eliminating Entries	Total
Year ended December 31, 2001
Revenues from unaffiliated customers
Sale of gas	$3,096	$2,112	$2,850,506	$1,390	$—	$—	$2,857,104
Sale of natural gas liquids	(156)	—	421,958	—	—	—	421,802
Equity hedges:
Residue	7,833	1,486	—	—	—	—	9,319
Liquids	2,313	—	—	—	—	—	2,313
Gathering, processing and transportation revenue	48,189	(14)	—	7,187	36	—	55,398

Total revenues from unaffiliated customers	61,275	3,584	3,272,464	8,577	36	—	3,345,936
Inter-segment revenues	815,484	112,951	27,483	17,103	176	(973,197)	—
Price risk management activities	208	(188)	2,527	—	—	—	2,547
Interest income	23	12	—	1	12,824	(12,860)	—
Other, net	3,706	10	17	—	946	—	4,679

Total revenues	880,696	116,369	3,302,491	25,681	13,982	(986,057)	3,353,162

Product purchases	678,915	2,789	3,254,654	514	—	(949,922)	2,986,950
Plant operating and transportation expense	69,223	116	425	8,865	(1,030)	(2,066)	75,533
Oil and gas exploration and production expense	—	49,277	—	—	—	(21,750)	27,527
Earnings from equity investments	(1,790)	—	—	—	—	—	(1,790)

Operating profit	134,348	64,187	47,412	16,302	15,012	(12,319)	264,942
Depreciation, depletion and amortization	39,060	17,716	161	1,646	5,579	—	64,162
Selling and administrative expense	—	—	—	—	34,326	(54)	34,272
Gain from sale of assets	(11,118)	(394)	—	511	253	—	(10,748)
Interest expense	—	—	—	—	36,292	(11,162)	25,130

Segment profit	$106,406	$46,865	$47,251	$14,145	$(61,438)	$(1,103)	$152,126

Identifiable assets
Other allocated assets	$40,050	$3,856	$133,527	$9,351	$288,850	$(63,115)	$412,519
Investment in others	1,806	—	—	—	409,525	(404,215)	7,116
Capital assets	573,362	182,414	29	46,010	46,492	—	848,307

Total identifiable assets	$615,218	$186,270	$133,556	$55,361	$744,867	$(467,330)	$1,267,942

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

        Key Employees' Incentive Stock Option Plan and 1987 Non-Employee Directors Stock Option Plan.    Effective April 1987, the board of directors of the Company adopted a Key Employees' Incentive Stock Option Plan ("Key Employee Plan") and a Non-Employee Directors Stock Option Plan ("1987 Directors Plan") that authorized the granting of options to purchase 500,000 and 40,000 shares of the Company's common stock, respectively. Each of these plans has terminated. The Company loaned to certain employees, an amount sufficient to exercise their options under these plans. The loan and accrued interest were forgiven as the employee was continually employed by the Company and as resolved by the board of directors. As of December 31, 2002, loans related to 55,000 shares of common stock totaling $295,000 were outstanding under these terms. There were no loans outstanding as of December 31, 2003.

        1999 Non-Employee Directors Stock Option Plan.    Effective March 1999, the board of directors of the Company adopted a 1999 Non-Employee Directors' Stock Option Plan ("1999 Directors Plan") that authorized the granting of options to purchase 30,000 shares of the Company's common stock. During 1999, the board approved grants totaling 30,000 options to several board members. Under this plan, each of these options becomes exercisable as to 33 1/3% of the shares covered by it on each anniversary from the date of grant. This plan terminates on the earlier of March 12, 2009 or the date on which all options granted under the plan have been exercised in full.

        1993, 1997 and 1999 Stock Option Plans.    The 1993 Stock Option Plan ("1993 Plan"), the 1997 Stock Option Plan ("1997 Plan"), and the 1999 Stock Option Plan ("1999 Plan") became effective on March 29, 1993, May 21, 1997, and May 21, 1999, respectively, after approvals by the Company's stockholders. Each plan is intended to be an incentive stock option plan in accordance with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The Company reserved 2,000,000 shares of common stock for issuance upon exercise of options under each of the 1993 Plan and the 1997 Plan and 1,500,000 shares of common stock for issuance upon exercise of options under the 1999 Plan. The 1993 Plan terminated on March 29, 2003. The 1997 Plan and the 1999 Plan will terminate on the earlier of May 21, 2007 and May 21, 2009, respectively, or the date on which all the respective options granted under each of the plans have been exercised in full. Although options covering 745,204 shares are available to be granted under the 1997 Plan, no further options will be granted under this plan.

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

        Chief Executive Officer and President's Plan.    Pursuant to the Employment Agreement, dated October 15, 2001, and the Stock Option Agreement, dated as of November 1, 2001, between the Company and Peter A. Dea, the Company's Chief Executive Officer and President, non-qualified stock options were granted for the purchase of 600,000 shares of the Company's common stock. The exercise price of the options was equal to $2.50 below the closing price per share on the effective date of the Employment Agreement. The stock options are subject to the conditions of the Agreements and vest equally over four years. The difference between the closing price on the effective date and the exercise price is being amortized over four years as compensation expense. This option plan will terminate on the earlier of October 15, 2010 or the date on which all options granted under the plan have been exercised in full.

        2002 Non-Employee Directors Stock Option Plan.    Effective May 2002, the stockholders approved the 2002 Non-Employee Directors' Stock Option Plan ("2002 Directors Plan") that authorized the granting of options to purchase 220,000 shares of the Company's common stock. The 2002 Directors Plan provides for a three-year vesting schedule while the non-employee director serves on the Company's board. Under this plan, a newly elected non-employee director will be granted 10,000 options to acquire common stock as of the date of election. The 2002 Directors Plan also provides for an annual grant on the date of the Company's annual meeting to each non-employee director of 2,000 options to acquire common stock. The purchase price of the stock under each option shall be the fair market value of the stock at the time such option is granted and no options shall be re-priced. The 2002 Directors Plan requires the non-employee director to exercise the option at the earlier of ten years from the date of the plan or within five years of the date each portion vests. The non-employee director's right to exercise options under the 2002 Directors Plan is subject to continuous service since the grant was made. If the non-employee director dies or becomes disabled (within the meaning of the 2002 Directors Plan) or a change of control occurs, then all of the options granted to the non-employee director shall become 100% exercisable. The 2002 Directors Plan will terminate on the earlier of May 17, 2012 or the date on which all options granted under the plan have been exercised in full. During 2003 and 2002, a total of 32,000 and 36,000 options, respectively, were granted under this plan.

        2002 Stock Option Plan.    Effective May 2002, the stockholders approved the 2002 Stock Incentive Plan ("2002 Plan") that authorized the granting of options to purchase 2,500,000 shares of the Company's common stock. No employee may be granted more than 250,000 options to acquire common stock in any fiscal year. The 2002 Plan requires the employee to exercise the option at the earlier of ten years from the date of the 2002 Plan or within five years of the date each portion vests. The employee's right to exercise options under the 2002 Plan is subject to continuous employment since the grant was made. If the employee dies, becomes disabled (within the meaning of the 2002 Plan) or a change of control occurs, then all of the options granted to the employee shall become 100% exercisable. The 2002 Plan will terminate on the earlier of May 17, 2012 or the date on which all options granted under the plan have been exercised in full. During 2003 and 2002, a total of 1,129,900 and 375,994 options, respectively, were granted under this plan.

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

        In March 1999, certain officers of the Company were granted a total of 600,000 options, which vested ratably over the next three years, under the 1997 Plan. The exercise price of $2.76 per share was determined by using the average stock price for the ten trading days prior to the grant date. In exchange, these officers were required to relinquish a total of 492,400 vested and unvested options at prices ranging from $9.32 to $17.00 per share.

        The following table summarizes the number of stock options exercisable and available for grant under the Company's benefit plans:

	Per Share Price Range	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer's Plan	2002 Stock Incentive Plan	2002 Non-Employee Director's Plan
Exercisable:
December 31, 2003	$0.01-2.50	—	—	27,540	—	—	—	—
	$2.51-5.00	16,700	—	81,726	—	—	—	—
	$5.01-7.50	—	—	35,500	—	—	—	—
	$7.51-10.00	—	—	29,820	800	—	—	—
	$10.01-12.50	—	—	—	61,762	—	—	—
	$12.51-15.00	—	—	—	10,000	300,000	—	—
	$15.01-17.50	—	—	—	203,104	—	84,882	—
	$17.51-20.00	—	—	—	372,400	—	—	10,666

TOTAL		16,700	—	174,586	648,006	300,000	84,882	10,666

December 31, 2002	$0.01-2.50	—	—	42,144	—	—	—	—
	$2.51-5.00	16,700	—	140,668	—	—	—	—
	$5.01-7.50	—	10,948	67,200	28,892	—	—	—
	$7.51-10.00	—	75,612	68,800	6,072	—	—	—
	$10.01-12.50	—	11,632	—	63,950	—	—	—
	$12.51-15.00	—	—	—	3,334	150,000	—	—
	$15.01-17.50	—	8,578	—	22,882	—	—	—
	$17.51-20.00	—	—	—	117,600	—	—	—

TOTAL		16,700	106,770	318,810	242,730	150,000	—	—

December 31, 2001	$0.01-2.50	—	—	80,700	—	—	—	—
	$2.51-5.00	15,578	—	172,890	—	—	—	—
	$5.01-7.50	—	250,402	100,800	24,446	—	—	—
	$7.51-10.00	—	36,716	68,880	4,876	—	—	—
	$10.01-12.50	—	104,368	—	48,352	—	—	—
	$12.51-15.00	—	—	—	—	—	—	—
	$15.01-17.50	—	28,754	—	—	—	—	—
	$17.51-20.00	—	—	—	—	—	—	—

TOTAL		15,578	420,240	423,270	77,674	—	—	—

Available for Grant:
December 31, 2003	—	—	—	—	120,876	—	1,006,972	156,000
December 31, 2002	—	—	—	—	—	—	2,124,006	184,000
December 31, 2001	—	—	—	—	575,268	—	—	—

        The following table summarizes the stock option activity under the Company's benefit plans:

	Per Share Price Range	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer's Plan	2002 Stock Incentive Plan	2002 Non-Employee Director's Plan
Balance 12/31/00		23,366	936,042	1,002,754	281,932	—	—	—
Granted	$12.51-18.17	—	—	—	826,400	600,000	—	—
Exercised	$2.30-17.50	—	(403,880)	(300,112)	(33,480)	—	—	—
Forfeited or expired	$2.30-18.17	—	(75,782)	(5,002)	(39,200)	—	—	—

Balance 12/31/01		23,366	456,380	697,640	1,036,652	600,000	—	—
Granted	$16.48-16.73	—	—	—	340,000	—	375,994	36,000
Exercised	$2.30-17.50	(6,666)	(323,756)	(354,630)	(82,746)	—	—	—
Forfeited or expired	$2.30-18.17	—	(22,570)	(24,200)	(30,140)	—	—	—

Balance 12/31/02		16,700	110,054	318,810	1,262,766	600,000	375,994	36,000
Granted	$16.48-16.73	—	—	—	—	—	1,129,900	32,000
Exercised	$2.30-17.50	—	(16,028)	(144,224)	(130,402)	—	(36,160)	—
Forfeited or expired	$2.30-18.17	—	(94,026)	—	668	—	(12,866)	(4,000)

Balance 12/31/03		16,700	—	174,586	1,133,032	600,000	1,456,868	64,000
Weighted-average remaining contractual life (years)		2.9	—	2.9	4.5	5.3	6.5	5.9

        The following table summarizes the weighted average option exercise price information under the Company's benefit plans:

	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer(1)s Plan	2002 Stock Incentive Plan	2002 Non- Employee Director(1)s Plan
Balance 12/31/00	$2.76	9.68	3.91	10.40	—	—	—
Granted	—	—	—	17.36	$12.51	—	—
Exercised	—	(9.78)	(3.61)	(9.15)	—	—	—
Forfeited or expired	—	(12.75)	(2.30)	(14.88)	—	—	—

Balance 12/31/01	2.76	9.08	4.04	15.81	12.51	—	—
Granted	—	—	—	16.48	—	$16.49	$18.91
Exercised	(2.76)	(7.99)	(3.38)	(11.25)	—	—	—
Forfeited or expired	—	(17.50)	(2.96)	(13.23)	—	—	—

Balance 12/31/02	$2.76	$9.87	$4.87	$16.34	$12.51	$16.49	$18.91

Granted	—	—	—	—	—	18.91	19.38
Exercised	—	(9.21)	(5.30)	(11.79)	—	(16.52)	—
Forfeited or expired	—	(14.51)	—	(11.73)	—	(16.48)	(18.91)

Balance 12/31/03	$2.76	$—	$4.52	$16.87	$12.51	$18.37	$19.15

NOTE 11—SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED):

        Costs.    The following tables set forth capitalized costs at December 31, 2003, 2002 and 2001 and costs incurred for oil and gas producing activities for the years ended December 31, 2003, 2002 and 2001 (000s):

	2003	2002	2001
Capitalized costs:
Proved properties	$315,63	$239,579	$194,596
Unproved properties	83,384	64,451	40,137

Total	399,019	304,030	234,733
Less accumulated depreciation and depletion	(111,658)	(79,050)	(53,359)

Net capitalized costs	$287,361	$224,980	$181,374

Costs incurred:
Acquisition of properties
Proved	$14,202	$426	$1,624
Unproved	10,279	2,770	5,332
Development costs	60,479	48,648	63,263
Exploration costs	18,089	22,547	2,141

Total costs incurred	$103,049	$74,391	$72,360

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

        Principal changes in the Company's estimated discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows (000s):

	2003	2002	2001
January 1	$360,652	$171,370	$967,911
Sales and transfers of oil and gas produced, net of production costs	(139,211)	(50,828)	(65,628)
Net changes in prices and production costs related to future production	578,659	263,448	(1,349,674)
Development costs incurred during the period	60,479	40,753	50,494
Changes in estimated future development costs	(22,565)	(42,869)	(37,115)
Changes in extensions and discoveries	272,110	148,114	57,300
Revisions of previous quantity estimates	(321,395)	(87,705)	(34,596)
Purchases (sales) of reserves in place	22,898	(586)	—
Accretion of discount	53,655	24,118	147,393
Net change in income taxes	(179,922)	(105,163)	435,285

December 31	$685,360	$360,652	$171,370

NOTE 12—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

        The following summarizes certain quarterly results of operations (000s, except per share amounts):

	Operating Revenues	Gross Profit(a)	Net Income Before Cumulative Effect of Change in Accounting Principle	Earnings Per Share of Common Stock Before Cumulative Effect of Change in Accounting Principle	Net Income	Earnings Per Share of Common Stock	Earnings Per Share of Common Stock—Assuming Dilution
2003 quarter ended:
March 31	$888,106	$65,490	$30,099	$.42	$23,375	$.32	$.31
June 30	660,491	48,935	20,900.29		20,900.29		.28
September 30	666,800	49,193	20,889.29		20,889.29		.28
December 31	658,613	46,812	19,055.27		19,055.27		.26

	$2,874,010	$210,430	$90,943	$1.27	$84,219	$1.17	$1.13

2002 quarter ended:
March 31	$615,915	$27,954	$8,000	$.08	$8,000	$.08	$.08
June 30	614,128	40,393	13,766.18		13,766.18		.18
September 30	614,082	37,560	13,387.17		13,387.17		.17
December 31	645,572	37,888	15,436.20		15,436.20		.19

	$2,489,698	$144,430	$50,589	$.63	$50,589	$.63	$.62

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

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2003
(000s)

	Parent Company	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,371	$122	$1,623	$—	$26,116
Trade accounts receivable, net	149,889	99,485	14,786	(1,651)	262,509
Inventory	46,670	1,686	21,948	—	70,304
Assets held for sale	—	—	—	—	—
Assets from price risk management activities	17,149	—	—	—	17,149
Other	9,782	(149)	1,592	—	11,225

Total current assets	247,861	101,144	39,949	(1,651)	387,303

Total property and equipment, net	410,456	504,824	80,858	623	996,761

Other assets:
Gas purchase contracts, net	7,386	21,833	—	—	29,219
Assets from price risk management activities	1,466	—	—	—	1,466
Other assets	78,123	(15)	8	(71,630)	6,486
Investments in subsidiaries	578,640	36,013	3,276	(578,640)	39,289

Total other assets	665,615	57,831	3,284	(650,270)	76,460

Total assets	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

LIABILITIES AND STOCKHOLDERS(1) EQUITY
Current liabilities:
Accounts payable	$233,708	$43,447	$28,597	$(2,566)	$303,186
Accrued expenses	16,145	23,544	2,447	—	42,136
Liabilities from price risk management activities	10,603	—	—	—	10,603
Dividends payable	3,056	—	—	—	3,056

Total current liabilities	263,512	66,991	31,044	(2,566)	358,981

Long-term debt	339,000	44,967	19,931	(64,898)	339,000
Other long-term liabilities	11,534	9,698	825	—	22,057
Liabilities from price risk management activities	1,304	—	—	—	1,304
Deferred income taxes payable	146,073	29,805	5,989	(5,194)	176,673

Total liabilities	761,423	151,461	57,789	(72,658)	898,015

Total stockholders(1) equity	562,509	512,338	66,302	(578,640)	562,509

Total liabilities and stockholders(1) equity	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2003
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$3,685,973	$367,656	$188,143	$(1,367,762)	$2,874,010
Costs and expenses:
Product purchases	3,514,374	80,097	178,347	(1,316,377)	2,456,441
Plant operating expense	61,402	28,318	2,883	(4,259)	88,344
Oil and gas exploration and production costs	2,816	83,721	156	(34,448)	52,245
Depreciation, depletion and amortization	27,015	44,035	2,856	—	73,906
Selling and administrative expense	38,805	1,443	233	(58)	40,423
(Gain) loss on sale of assets	(66)	634	—	(724)	(156)
Earnings from equity investments	(127,867)	(4,986)	(2,370)	127,867	(7,356)
Interest expense	24,958	12,307	258	(11,896)	25,627

Total costs and expenses	3,541,437	245,569	182,363	(1,239,895)	2,729,474

Income before income taxes	144,536	122,087	5,780	(127,867)	144,536
Total provision for income taxes	53,593	—	—	—	53,593

Income before cumulative change in accounting principle	90,943	122,087	5,780	(127,867)	90,943
Cumulative effect of change in accounting principle	6,724	4,969	253	(5,222)	6,724

Net income	$84,219	$117,118	$5,527	$(122,645)	$84,219

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2003
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$154,210	$93,299	$14,174	$(12,951)	$248,732
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(84,097)	(80,448)	(25,267)	1,494	(188,318)
Proceeds from the disposition of property and equipment	5,579	1,893	4	(1,494)	5,982
Other net cash used in investing activities	(25,616)	(14,750)	12,666	12,951	(14,749)

Net cash used in investing activities	(104,134)	(93,305)	(12,597)	12,951	(197,085)

Cash flows from financing activities:
Payments on revolving credit facility	(1,024,900)	—	—	—	(1,024,900)
Borrowings under revolving credit facility	1,022,300	—	—	—	1,022,300
Dividends paid	(13,875)	—	—	—	(13,875)
Other net cash used in financing activities	(16,368)	—	—	—	(16,368)

Net cash used in financing activities	(32,843)	—	—	—	(32,843)

Net decrease in cash and cash equivalents	17,233	(6)	1,577	—	18,804
Cash and cash equivalents at beginning of year	7,138	128	46	—	7,312

Cash and cash equivalents at end of year	$24,371	$122	$1,623	$—	$26,116

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,138	$128	$46	$—	$7,312
Trade accounts receivable, net	256,508	14,013	10,382	(27,316)	253,587
Inventory	36,406	737	7,076	—	44,219
Assets held for sale	3,250	—	—	—	3,250
Assets from price risk management activities	34,873	—	—	—	34,873
Other	29,847	(2,718)	572	—	27,701

Total current assets	368,022	12,160	18,076	(27,316)	370,942

Total property and equipment, net	348,937	466,538	51,271	(100)	866,646

Other assets:
Gas purchase contracts, net	7,722	23,202	—	—	30,924
Assets from price risk management activities	406	—	—	—	406
Other assets	64,438	(208)	5	(56,625)	7,610
Investments in subsidiaries	444,823	22,777	2,839	(444,823)	25,616

Total other assets	517,389	45,771	2,844	(501,448)	64,556

Total assets	$1,234,348	$524,469	$72,191	$(528,864)	$1,302,144

LIABILITIES AND STOCKHOLDERS(1) EQUITY
Current liabilities:
Accounts payable	$211,220	$45,003	$15,078	$(28,314)	$242,987
Accrued expenses	40,091	9,472	1,946	—	51,509
Liabilities from price risk management activities	34,811	—	—	—	34,811
Dividends payable	3,464	—	—	—	3,464

Total current liabilities	289,586	54,475	17,024	(28,314)	332,771

Long-term debt	359,933	—	—	—	359,933
Other long-term liabilities	1,713	44,967	6,084	(51,051)	1,713
Liabilities from price risk management activities	406	—	—	—	406
Deferred income taxes payable	99,642	29,287	—	(4,676)	124,253

Total liabilities	751,280	128,729	23,108	(84,041)	819,076

Total stockholders(1) equity	483,068	395,740	49,083	(444,823)	483,068

Total liabilities and stockholders(1) equity	$1,234,348	$524,469	$72,191	$(528,864)	$1,302,144

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$2,943,035	$213,484	$130,457	$(797,278)	$2,489,698
Costs and expenses:
Product purchases	2,758,546	39,773	118,164	(759,304)	2,157,179
Plant operating expense	54,703	25,968	2,834	(1,975)	81,530
Oil and gas exploration and production costs	1,290	61,859	—	(29,142)	34,007
Depreciation, depletion and amortization	31,323	42,739	2,943	—	77,005
Selling and administrative expense	33,066	2,562	254	(54)	35,828
(Gain) loss on sale of assets	1,095	157	272	(576)	948
Earnings from equity investments	(41,206)	(2,259)	(2,194)	41,206	(4,453)
Interest expense	24,498	8,548	132	(6,227)	26,951

Total costs and expenses	2,863,315	179,347	122,405	(756,072)	2,408,995

Income before income taxes	79,720	34,137	8,052	(41,206)	80,703
Total provision for income taxes	29,131	—	983	—	30,114

Net income	$50,589	$34,137	$7,069	$(41,206)	$50,589

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$24,124	$96,812	$10,200	$—	$131,136
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(36,516)	(84,018)	(7,525)	2,459	(125,600)
Proceeds from the disposition of property and equipment	33,060	4,189	75	(2,459)	34,865
Other net cash used in investing activities	5,195	(15,022)	(5,210)	—	(15,037)

Net cash used in investing activities	1,739	(94,851)	(12,659)	—	(105,772)

Cash flows from financing activities:
Payments on revolving credit facility	(992,945)	—	—	—	(992,945)
Borrowings under revolving credit facility	994,545	—	—	—	994,545
Dividends paid	(15,107)	—	—	—	(15,107)
Other net cash used in financing activities	(14,577)	—	—	—	(14,577)

Net cash used in financing activities	(28,084)	—	—	—	(28,084)

Net decrease in cash and cash equivalents	(2,221)	1,961	(2,460)	—	(2,720)
Cash and cash equivalents at beginning of year	9,359	(1,833)	2,506	—	10,032

Cash and cash equivalents at end of year	$7,138	$128	$46	$—	$7,312

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2001
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$3,909,286	$238,063	$192,463	$(986,650)	$3,353,162
Costs and expenses:
Product purchases	3,687,109	62,101	186,476	(948,736)	2,986,950
Plant operating expense	52,033	23,932	2,819	(3,251)	75,533
Oil and gas exploration and production costs	793	48,484	—	(21,750)	27,527
Depreciation, depletion and amortization	31,051	31,150	1,930	31	64,162
Selling and administrative expense	27,676	6,356	293	(53)	34,272
(Gain) loss on sale of assets	226	(10,974)	—	—	(10,748)
Earnings from equity investments	(62,747)	(185)	(1,605)	62,747	(1,790)
Interest expense	21,019	14,054	488	(10,431)	25,130

Total costs and expenses	3,757,160	174,918	190,401	(921,443)	3,201,036

Income before income taxes	152,126	63,145	2,062	(65,207)	152,126
Total provision for income taxes	56,489	2,460	—	(2,460)	56,489

Net income	$95,637	$60,685	$2,062	$(62,747)	$95,637

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2001
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$59,505	$77,899	$16,327	$(464)	$153,267
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(38,174)	(111,314)	(14,489)	—	(163,977)
Proceeds from the disposition of property and equipment	75	38,019	—	—	38,094
Other net cash used in investing activities	(1,240)	(5,310)	312	464	(5,774)

Net cash used in investing activities	(39,339)	(78,605)	(14,177)	464	(131,657)

Cash flows from financing activities:
Payments on revolving credit facility	(528,330)	—	—	—	(528,330)
Borrowings under revolving credit facility	569,630	—	—	—	569,630
Dividends paid	(16,846)	—	—	—	(16,846)
Other net cash used in financing activities	(48,959)	—	—	—	(48,959)

Net cash used in financing activities	(24,505)	—	—	—	(24,505)

Net decrease in cash and cash equivalents	(4,339)	(706)	2,150	—	(2,895)
Cash and cash equivalents at beginning of year	13,698	(1,127)	356	—	12,927

Cash and cash equivalents at end of year	$9,359	$(1,833)	$2,506	$—	$10,032

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Under the direction of Registrant's Chief Executive Officer and President ("CEO") and the Executive Vice President—Chief Financial Officer ("CFO"), Registrant reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-13(d) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, Registrant's CEO and CFO believe, as of the date of such evaluation, that its disclosure controls and procedures are reasonably designed to be effective for the purpose for which they are intended.

Internal Control over Financial Reporting.

        There have not been any changes in Registrant's internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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
10.5
Letter Amendment No. 1, dated November 21, 1997, to the Second Amended and Restated Master Shelf Agreement effective January 31, 1996 by and among Western Gas Resources, Inc. and The Prudential Insurance Company of America and Pruco Life Insurance Company (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).
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
10.11
Letter Amendment No. 6, dated March 1, 2002, to the Second Amended and Restated Master Shelf Agreement by and among Western Gas Resources, Inc., and The Prudential Insurance Company of America and Pruco Life Insurance Company (previously filed as Exhibit 10.27 to our Quarterly Report on Form 10Q filed on May 14, 2002 and incorporated herein by reference).
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
10.13
Letter Amendment No. 1 to Third Amended and Restated Master Shelf Agreement, dated as of April 24, 2003, by and among Western Gas Resources, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Investment Management, Inc. and ING Life Insurance & Annuity Company (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10Q filed on May 13, 2003 and incorporated herein by reference).
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
10.16
Second Amendment, dated November 22, 1999, to Loan Agreement dated April 29, 1999, by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders (previously filed as Exhibit 10.16 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).
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
10.19
Fifth Amendment, dated November 22, 2000, to Loan Agreement dated April 29, 1999, by and among Western Gas Resources, Inc. and NationsBank, as agent, and the Lenders (previously filed as Exhibit 10.19 to our Annual Report on Form 10-Kfiled on March 15, 2001 and incorporated herein by reference).
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

10.28
Restated Retirement Plan of Western Gas Resources, Inc., dated May 1, 2001 (previously filed as Exhibit 4.9 to our Registration Statement on Form S-8 filed on August 14, 2002 and incorporated herein by reference).
10.29	Western Gas Resources, Inc., 1997 Stock Option Plan (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.30
First Amendment to the Western Gas Resources, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.30 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.31
Second Amendment to the Western Gas Resources, Inc. 1997 Stock Option Plan (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.32
Western Gas Resources, Inc., 1999 Stock Option Plan (Previously filed as Exhibit 4.7 to our Registration Statement on Form S-8, Registration No. 333-95255, filed on January 24, 2000 and incorporated herein by reference).*
10.33
First Amendment to the Western Gas Resources, Inc. 1999 Stock Option Plan (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.34
Second Amendment to the Western Gas Resources, Inc. 1999 Stock Option Plan (previously filed as Exhibit 10.34 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.35	Western Gas Resources, Inc. 2002 Stock Option Plan (previously filed as Exhibit 10.35 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.36
First Amendment to the Western Gas Resources, Inc. 2002 Stock Option Plan (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.37
Western Gas Resources, Inc. Non-Employee Director's Stock Option Plan (previously filed as part of Exhibit 4.7 to our Registration Statement on Form S-8, Registration No. 333-95259, filed on January 24, 2000 and incorporated herein by reference).*
10.38
Western Gas Resources, Inc. 2002 Non-Employee Director's Stock Option Plan (previously filed as Exhibit 10.38 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.39
Stock Option Agreement, effective November 1, 2001, by and between Western Gas Resources, Inc. and Peter A. Dea (previously filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on December 21, 2002, and incorporated herein by reference).*
10.40
Agreement, dated November 1, 2001, by and between Western Gas Resources, Inc., and Lanny F. Outlaw (previously filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference).*
10.41
2001 Employment Agreement, dated June 14, 2001, by and between Western Gas Resources, Inc. and Edward A. Aabak, together with 2001 Indemnification Agreement (previously filed as Exhibit 10.41 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*

10.42
2001 Employment Agreement, dated June 14, 2001, by and between Western Gas Resources, Inc. and John F. Chandler, together with 2001 Indemnification Agreement (previously filed as Exhibit 10.42 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.43
2001 Employment Agreement, dated October 15, 2001, by and between Western Gas Resources, Inc. and William J. Krysiak, together with 2001 Indemnification Agreement (previously filed as Exhibit 10.43 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
10.44
2001 Employment Agreement, dated June 14, 2001, by and between Western Gas Resources, Inc. and John C. Walter, together with 2001 Indemnification Agreement (previously filed as Exhibit 10.44 to our Annual Report on Form 10-K filed on March 11, 2004 and incorporated herein by reference).*
11.1	Statement regarding computation of per share earnings.†
21.1	List of Subsidiaries of Western Gas Resources, Inc.†
23.1	Consent of PricewaterhouseCoopers LLP.†
23.2	Consent of Netherland, Sewell & Associates, Inc.†
31.1	Section 302 Certification of the Chief Executive Officer.†
31.2	Section 302 Certification of the Chief Financial Officer.†
32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer.†

*
Management contract or compensating plan or arrangement.

†
Indicates exhibits filed with this Form 10-K/A.

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

(c)
Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on September 29, 2004.

WESTERN GAS RESOURCES, INC. (Registrant)
By:	/s/ PETER A. DEA Peter A. Dea Chief Executive Officer, President and Director