Form 10-K/A
period 2003-12-31
WESTERN GAS RESOURCES INC
filed 2004-11-03
CIK 856716

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

        This amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 11, 2004, and amendment No. 1 to Form 10-K for the year ended December 31, 2003, filed on September 29, 2004, to correct the earnings per share—assuming dilution in the table in Item 6, page 25, and other clarifications and typographical errors.

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

        Double Proven Natural Gas Reserves and Equity Production of Natural Gas from the level at December 31, 2001 over a five year period.    In order to achieve this goal, we will focus on continued development of our leasehold positions in the Powder River Basin coal bed methane play, or CBM, and development in the Greater Green River Basin, and actively seek to add other core natural gas development projects. Overall, we hold drilling rights on approximately 1,043,000 net acres in these and other Rocky Mountain basins. At December 31, 2003, we had proved developed and undeveloped reserves of approximately 685 billion cubic feet equivalent, or Bcfe, of which 42% are proved developed reserves. In total this represents an increase of approximately 44% in our proved developed and undeveloped reserves from December 31, 2001. During 2003 our production of natural gas as compared to 2002 increased by 10% to 52.6 Bcfe. In total this represents an increase of approximately 47% in our average equity production of natural gas from 2001 and we replaced 283% of our 2003 production, primarily from drilling and proved undeveloped locations resulting from drilling. In the Powder River Basin, our future growth lies in over 10,000 potential well locations in the Big George, Wyodak and related coals if the play is fully successful. In the Greater Green River Basin, our reserve potential is in the development of 40-acre and 20-acre locations on our leasehold on the Pinedale Anticline, which target sandstone reservoirs in the Lance and Mesa Verde formations.

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

        The expected gross costs to drill a successful well in this area range from approximately $3.5 million to $5.0 million, depending on location of the well site and the depth of the well. Average well depths in this area range from approximately 13,000 feet to 14,200 feet, and average gross reserves per successful well approximate 6 to 10 Bcfe. During 2003, we produced and sold 7.7 Bcfe, net, from these areas. We had established proven developed and undeveloped reserves totaling 330 Bcfe, net, at December 31, 2003, of which 28% are proved developed reserves. This represents a 105% increase as compared to December 31, 2002. Results in 2003 reflected existing 40-acre downspacing and success in the deeper Mesa Verde sands in the Pinedale Anticline, which have added significant reserves. No proved reserves were attributed to 20-acre pilots at this time. There can be no assurance, however, as to the ultimate recovery of these reserves.

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

Productive wells are defined as those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

	Year Ended December 31,
Productive Area
	2003	2002	2001
Powder River Basin CBM
Productive wells drilled:
Gross wells	536	909	819
Net wells	257	436	393
Dry development wells drilled:
Gross wells	0	0	0
Net wells	0	0	0
Pinedale/Jonah Basin
Productive wells drilled:
Gross wells	53	26	35
Net wells	5	4	5
Dry development wells drilled:
Gross wells	0	0	2
Net wells	0	0	0
Sand Wash Basin
Productive wells drilled:
Gross wells	7	2	2
Net wells	7	2	1
Dry development wells drilled:
Gross wells	1	0	0
Net wells	1	0	0

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

	Year Ended December 31,
	2003		2002	2001	2000	1999
	(000s, except per share amounts and operating data)
Statement of Operations:
Revenues	$2,874,010		$2,489,698	$3,353,162	$3,280,091	$1,909,288
Gross profit(a)	210,430		144,430	200,780	149,155	67,289
Income (loss) before income taxes	144,536		80,703	152,126	88,673	(26,919	)(b)
Provision (benefit) for income taxes	53,593		30,114	56,489	32,565	(9,795)
Income (loss) before cumulative effect of change in accounting principle	90,943		50,589	95,637	56,108	(17,124	)(b)
Cumulative effect of change in accounting principle	(6,724	)(c)	—	—	—	—
Net income (loss)	84,219		50,589	95,637	56,108	(17,124	)(b)
Net income per share of common stock before cumulative effect of change in accounting principle	1.27		0.63	1.30	0.71	(0.43)
Earnings (loss) per share of common stock	1.17		0.63	1.30	0.71	(0.43)
Earnings (loss) per share of common stock—assuming dilution	1.13		0.62	1.24	0.70	(0.43)
Other Financial Data:
Net cash provided by operating activities	$248,732		$131,136	$153,267	$116,262	$95,184
Net cash provided by (used in) investing activities	(197,085)		(105,772)	(131,657)	(82,039)	67,284
Net cash provided by (used in) financing activities	(32,843)		(28,084)	(24,505)	(35,358)	(152,806)
Capital expenditures	203,068		140,637	169,751	108,536	80,089
Balance Sheet Data (at year end):
Total assets	$1,460,524		$1,302,144	$1,267,942	$1,431,422	$1,049,486
Long-term debt	339,000		359,933	366,667	358,700	378,250
Stockholders' equity	562,509		483,068	473,352	391,534	349,743
Dividends on preferred stock	6,841		9,198	11,167	10,416	10,439
Dividends on common stock	6,684		6,603	6,524	6,448	6,426
Dividends per share of common stock	.10		.10	.10	.10	.10
Operating Data:
Average gas sales (MMcf/D)	1,362		1,988	1,961	1,835	1,900
Average NGL sales (MGal/D)	1,635		2,010	2,347	3,085	2,885
Average gas volumes gathered (MMcf/D)	1,343		1,163	1,161	1,248	1,168
Facility capacity (MMcf/D)	2,883		2,581	2,574	2,374	2,485
Average gas prices ($/Mcf)	$4.94		$2.92	$3.97	$3.90	$2.17
Average NGL prices ($/Gal)	$.58		$.42	$.49	$.52	$.33

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

        The following table summarizes the number of stock options exercisable and available for grant under the Company's benefit plans:

	Per Share Price Range	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer's Plan	2002 Stock Incentive Plan	2002 Non-Employee Director's Plan
Exercisable:
December 31, 2003	$0.01-2.50	—	—	27,540	—	—	—	—
	$2.51-5.00	16,700	—	81,726	—	—	—	—
	$5.01-7.50	—	—	35,500	—	—	—	—
	$7.51-10.00	—	—	29,820	800	—	—	—
	$10.01-12.50	—	—	—	61,762	—	—	—
	$12.51-15.00	—	—	—	10,000	300,000	—	—
	$15.01-17.50	—	—	—	203,104	—	84,882	—
	$17.51-20.00	—	—	—	372,400	—	—	10,666

TOTAL		16,700	—	174,586	648,066	300,000	84,882	10,666

December 31, 2002	$0.01-2.50	—	—	42,144	—	—	—	—
	$2.51-5.00	16,700	—	140,668	—	—	—	—
	$5.01-7.50	—	10,948	67,200	28,892	—	—	—
	$7.51-10.00	—	75,612	68,800	6,072	—	—	—
	$10.01-12.50	—	11,632	—	63,950	—	—	—
	$12.51-15.00	—	—	—	3,334	150,000	—	—
	$15.01-17.50	—	8,578	—	22,882	—	—	—
	$17.51-20.00	—	—	—	117,600	—	—	—

TOTAL		16,700	106,770	318,812	242,730	150,000	—	—

December 31, 2001	$0.01-2.50	—	—	80,700	—	—	—	—
	$2.51-5.00	15,578	—	172,890	—	—	—	—
	$5.01-7.50	—	250,402	100,800	24,446	—	—	—
	$7.51-10.00	—	36,716	68,880	4,876	—	—	—
	$10.01-12.50	—	104,368	—	48,352	—	—	—
	$12.51-15.00	—	—	—	—	—	—	—
	$15.01-17.50	—	28,754	—	—	—	—	—
	$17.51-20.00	—	—	—	—	—	—	—

TOTAL		15,578	420,240	423,270	77,674	—	—	—

Available for Grant:
December 31, 2003	—	—	—	—	120,876	—	1,006,972	156,000
December 31, 2002	—	—	—	—	—	—	2,124,006	184,000
December 31, 2001	—	—	—	—	575,268	—	—	—

        The following table summarizes the stock option activity under the Company's benefit plans:

	Per Share Price Range	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer's Plan	2002 Stock Incentive Plan	2002 Non-Employee Director's Plan
Balance 12/31/00		23,366	936,042	1,002,754	281,932	—	—	—
Granted	$12.51-18.17	—	—	—	826,400	600,000	—	—
Exercised	$2.30-17.50	—	(403,880)	(300,112)	(33,480)	—	—	—
Forfeited or expired	$2.30-18.17	—	(75,782)	(5,002)	(39,200)	—	—	—

Balance 12/31/01		23,366	456,380	697,640	1,035,652	600,000	—	—
Granted	$16.48-16.73	—	—	—	340,000	—	375,994	36,000
Exercised	$2.30-17.50	(6,666)	(323,756)	(354,630)	(82,746)	—	—	—
Forfeited or expired	$2.30-18.17	—	(22,570)	(24,200)	(30,140)	—	—	—

Balance 12/31/02		16,700	110,054	318,810	1,262,766	600,000	375,994	36,000
Granted	$16.48-16.73	—	—	—	—	—	1,129,900	32,000
Exercised	$2.30-17.50	—	(16,028)	(144,224)	(130,402)	—	(36,160)	—
Forfeited or expired	$2.30-18.17	—	(94,026)	—	668	—	(12,866)	(4,000)

Balance 12/31/03		16,700	—	174,586	1,133,032	600,000	1,456,868	64,000
Weighted-average remaining contractual life (years)		2.9	—	2.9	4.5	5.3	6.5	5.9

        The following table summarizes the weighted average option exercise price information under the Company's benefit plans:

	1999 Directors Plan	1993 Plan	1997 Plan	1999 Plan	Chief Executive Officer(1)s Plan	2002 Stock Incentive Plan	2002 Non- Employee Director(1)s Plan
Balance 12/31/00	$2.76	9.68	3.91	10.40	—	—	—
Granted	—	—	—	17.36	$12.51	—	—
Exercised	—	(9.78)	(3.61)	(9.15)	—	—	—
Forfeited or expired	—	(12.75)	(2.30)	(14.88)	—	—	—

Balance 12/31/01	2.76	9.08	4.04	15.81	12.51	—	—
Granted	—	—	—	16.48	—	$16.49	$18.91
Exercised	(2.76)	(7.99)	(3.38)	(11.25)	—	—	—
Forfeited or expired	—	(17.50)	(2.96)	(13.23)	—	—	—

Balance 12/31/02	$2.76	$9.87	$4.87	$16.34	$12.51	$16.49	$18.91

Granted	—	—	—	—	—	18.91	19.38
Exercised	—	(9.21)	(5.30)	(11.79)	—	(16.52)	—
Forfeited or expired	—	(14.51)	—	(11.73)	—	(16.48)	(18.91)

Balance 12/31/03	$2.76	$—	$4.52	$16.87	$12.51	$18.37	$19.15

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

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2003
(000s)

	Parent Company	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$24,371	$122	$1,623	$—	$26,116
Trade accounts receivable, net	149,889	99,485	14,786	(1,651)	262,509
Inventory	46,670	1,686	21,948	—	70,304
Assets held for sale	—	—	—	—	—
Assets from price risk management activities	17,149	—	—	—	17,149
Other	9,782	(149)	1,592	—	11,225

Total current assets	247,861	101,144	39,949	(1,651)	387,303

Total property and equipment, net	410,456	504,824	80,858	623	996,761

Other assets:
Gas purchase contracts, net	7,386	21,833	—	—	29,219
Assets from price risk management activities	1,466	—	—	—	1,466
Other assets	78,123	(15)	8	(71,630)	6,486
Investments in subsidiaries	578,640	36,013	3,276	(578,640)	39,289

Total other assets	665,615	57,831	3,284	(650,270)	76,460

Total assets	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

LIABILITIES AND STOCKHOLDERS(1) EQUITY
Current liabilities:
Accounts payable	$233,708	$43,447	$28,597	$(2,566)	$303,186
Accrued expenses	16,145	23,544	2,447	—	42,136
Liabilities from price risk management activities	10,603	—	—	—	10,603
Dividends payable	3,056	—	—	—	3,056

Total current liabilities	263,512	66,991	31,044	(2,566)	358,981

Long-term debt	339,000	44,967	19,931	(64,898)	339,000
Other long-term liabilities	11,534	9,698	825	—	22,057
Liabilities from price risk management activities	1,304	—	—	—	1,304
Deferred income taxes payable	146,073	29,805	5,989	(5,194)	176,673

Total liabilities	761,423	151,461	57,789	(72,658)	898,015

Total stockholders(1) equity	562,509	512,338	66,302	(578,640)	562,509

Total liabilities and stockholders(1) equity	$1,323,932	$663,799	$124,091	$(651,298)	$1,460,524

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2003
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$3,685,973	$367,656	$188,143	$(1,367,762)	$2,874,010
Costs and expenses:
Product purchases	3,514,374	80,097	178,347	(1,316,377)	2,456,441
Plant operating expense	61,402	28,318	2,883	(4,259)	88,344
Oil and gas exploration and production costs	2,816	83,721	156	(34,448)	52,245
Depreciation, depletion and amortization	27,015	44,035	2,856	—	73,906
Selling and administrative expense	38,805	1,443	233	(58)	40,423
(Gain) loss on sale of assets	(66)	634	—	(724)	(156)
Earnings from equity investments	(127,867)	(4,986)	(2,370)	127,867	(7,356)
Interest expense	24,958	12,307	258	(11,896)	25,627

Total costs and expenses	3,541,437	245,569	182,363	(1,239,895)	2,729,474

Income before income taxes	144,536	122,087	5,780	(127,867)	144,536
Total provision for income taxes	53,593	—	—	—	53,593

Income before cumulative change in accounting principle	90,943	122,087	5,780	(127,867)	90,943
Cumulative effect of change in accounting principle	6,724	4,969	253	(5,222)	6,724

Net income	$84,219	$117,118	$5,527	$(122,645)	$84,219

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2003
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$154,210	$93,299	$14,174	$(12,951)	$248,732
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(84,097)	(80,448)	(25,267)	1,494	(188,318)
Proceeds from the disposition of property and equipment	5,579	1,893	4	(1,494)	5,982
Other net cash used in investing activities	(25,616)	(14,750)	12,666	12,951	(14,749)

Net cash used in investing activities	(104,134)	(93,305)	(12,597)	12,951	(197,085)

Cash flows from financing activities:
Payments on revolving credit facility	(1,024,900)	—	—	—	(1,024,900)
Borrowings under revolving credit facility	1,022,300	—	—	—	1,022,300
Dividends paid	(13,875)	—	—	—	(13,875)
Other net cash used in financing activities	(16,368)	—	—	—	(16,368)

Net cash used in financing activities	(32,843)	—	—	—	(32,843)

Net decrease in cash and cash equivalents	17,233	(6)	1,577	—	18,804
Cash and cash equivalents at beginning of year	7,138	128	46	—	7,312

Cash and cash equivalents at end of year	$24,371	$122	$1,623	$—	$26,116

Supplemental Condensed Consolidating Balance Sheet
As of December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,138	$128	$46	$—	$7,312
Trade accounts receivable, net	256,508	14,013	10,382	(27,316)	253,587
Inventory	36,406	737	7,076	—	44,219
Assets held for sale	3,250	—	—	—	3,250
Assets from price risk management activities	34,873	—	—	—	34,873
Other	29,847	(2,718)	572	—	27,701

Total current assets	368,022	12,160	18,076	(27,316)	370,942

Total property and equipment, net	348,937	466,538	51,271	(100)	866,646

Other assets:
Gas purchase contracts, net	7,722	23,202	—	—	30,924
Assets from price risk management activities	406	—	—	—	406
Other assets	64,438	(208)	5	(56,625)	7,610
Investments in subsidiaries	444,823	22,777	2,839	(444,823)	25,616

Total other assets	517,389	45,771	2,844	(501,448)	64,556

Total assets	$1,234,348	$524,469	$72,191	$(528,864)	$1,302,144

LIABILITIES AND STOCKHOLDERS(1) EQUITY
Current liabilities:
Accounts payable	$211,220	$45,003	$15,078	$(28,314)	$242,987
Accrued expenses	40,091	9,472	1,946	—	51,509
Liabilities from price risk management activities	34,811	—	—	—	34,811
Dividends payable	3,464	—	—	—	3,464

Total current liabilities	289,586	54,475	17,024	(28,314)	332,771

Long-term debt	359,933	—	—	—	359,933
Other long-term liabilities	1,713	44,967	6,084	(51,051)	1,713
Liabilities from price risk management activities	406	—	—	—	406
Deferred income taxes payable	99,642	29,287	—	(4,676)	124,253

Total liabilities	751,280	128,729	23,108	(84,041)	819,076

Total stockholders(1) equity	483,068	395,740	49,083	(444,823)	483,068

Total liabilities and stockholders(1) equity	$1,234,348	$524,469	$72,191	$(528,864)	$1,302,144

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$2,943,035	$213,484	$130,457	$(797,278)	$2,489,698
Costs and expenses:
Product purchases	2,758,546	39,773	118,164	(759,304)	2,157,179
Plant operating expense	54,703	25,968	2,834	(1,975)	81,530
Oil and gas exploration and production costs	1,290	61,859	—	(29,142)	34,007
Depreciation, depletion and amortization	31,323	42,739	2,943	—	77,005
Selling and administrative expense	33,066	2,562	254	(54)	35,828
(Gain) loss on sale of assets	1,095	157	272	(576)	948
Earnings from equity investments	(41,206)	(2,259)	(2,194)	41,206	(4,453)
Interest expense	24,498	8,548	132	(6,227)	26,951

Total costs and expenses	2,863,315	179,347	122,405	(756,072)	2,408,995

Income before income taxes	79,720	34,137	8,052	(41,206)	80,703
Total provision for income taxes	29,131	—	983	—	30,114

Net income	$50,589	$34,137	$7,069	$(41,206)	$50,589

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2002
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$24,124	$96,812	$10,200	$—	$131,136
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(36,516)	(84,018)	(7,525)	2,459	(125,600)
Proceeds from the disposition of property and equipment	33,060	4,189	75	(2,459)	34,865
Other net cash used in investing activities	5,195	(15,022)	(5,210)	—	(15,037)

Net cash used in investing activities	1,739	(94,851)	(12,660)	—	(105,772)

Cash flows from financing activities:
Payments on revolving credit facility	(992,945)	—	—	—	(992,945)
Borrowings under revolving credit facility	994,545	—	—	—	994,545
Dividends paid	(15,107)	—	—	—	(15,107)
Other net cash used in financing activities	(14,577)	—	—	—	(14,577)

Net cash used in financing activities	(28,084)	—	—	—	(28,084)

Net decrease in cash and cash equivalents	(2,221)	1,961	(2,460)	—	(2,720)
Cash and cash equivalents at beginning of year	9,359	(1,833)	2,506	—	10,032

Cash and cash equivalents at end of year	$7,138	$128	$46	$—	$7,312

Supplemental Condensed Consolidating Statement of Operations
For the year ended December 31, 2001
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Total revenues	$3,909,286	$238,063	$192,463	$(986,650)	$3,353,162
Costs and expenses:
Product purchases	3,687,109	62,101	186,476	(948,736)	2,986,950
Plant operating expense	52,033	23,932	2,819	(3,251)	75,533
Oil and gas exploration and production costs	793	48,484	—	(21,750)	27,527
Depreciation, depletion and amortization	31,051	31,150	1,930	31	64,162
Selling and administrative expense	27,676	6,356	293	(53)	34,272
(Gain) loss on sale of assets	226	(10,974)	—	—	(10,748)
Earnings from equity investments	(62,747)	(185)	(1,605)	62,747	(1,790)
Interest expense	21,019	14,054	488	(10,431)	25,130

Total costs and expenses	3,757,160	174,918	190,401	(921,443)	3,201,036

Income before income taxes	152,126	63,145	2,062	(65,207)	152,126
Total provision for income taxes	56,489	2,460	—	(2,460)	56,489

Net income	$95,637	$60,685	$2,062	$(62,747)	$95,637

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2001
(000s)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Entries	Total
Net cash provided by operating activities	$59,505	$77,899	$16,327	$(464)	$153,267
Cash flows from investing activities:
Purchases of property and equipment, including acquisitions	(38,174)	(111,314)	(14,489)	—	(163,977)
Proceeds from the disposition of property and equipment	75	38,019	—	—	38,094
Other net cash used in investing activities	(1,240)	(5,310)	312	464	(5,774)

Net cash used in investing activities	(39,339)	(78,605)	(14,177)	464	(131,657)

Cash flows from financing activities:
Payments on revolving credit facility	(528,330)	—	—	—	(528,330)
Borrowings under revolving credit facility	569,630	—	—	—	569,630
Dividends paid	(16,846)	—	—	—	(16,846)
Other net cash used in financing activities	(48,959)	—	—	—	(48,959)

Net cash used in financing activities	(24,505)	—	—	—	(24,505)

Net decrease in cash and cash equivalents	(4,339)	(706)	2,150	—	(2,895)
Cash and cash equivalents at beginning of year	13,698	(1,127)	356	—	12,927

Cash and cash equivalents at end of year	$9,359	$(1,833)	$2,506	$—	$10,032

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Under the direction of Registrant's Chief Executive Officer and President ("CEO") and the Executive Vice President—Chief Financial Officer ("CFO"), Registrant reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-13(d) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, Registrant's CEO and CFO concluded, as of the date of such evaluation, that its disclosure controls and procedures are reasonably designed to be effective for the purpose for which they are intended.

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

(c)
Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on November 1, 2004.

WESTERN GAS RESOURCES, INC. (Registrant)
By:	/s/ PETER A. DEA Peter A. Dea Chief Executive Officer, President and Director