Form 10-K/A
period 2003-12-31
WESTERN GAS RESOURCES INC
filed 2004-11-23
CIK 856716

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

        This Form 10-K/A constitutes Amendment No. 3 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 11, 2004, as amended by Amendment No. 1 filed on September 29, 2004 and Amendment No. 2 filed on November 3, 2004 (the "Amended Report"). We are hereby amending Item 9A as it appeared in the Amended Report.

        This Amendment No. 3 only amends Item 9A of the Amended Report and does not affect the consolidated financial statements and footnotes or other disclosures filed in the Amended Report. Items not amended are presented for the convenience of the reader only. This Amendment No. 3 does not reflect events occurring after the original filing date of March 11, 2004, other than the two-for-one stock split completed on June 18, 2004. Therefore, this Amendment should be read together with other documents we have filed with the Securities and Exchange Commission subsequent to the original filing date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

        Under the direction of Registrant's Chief Executive Officer and President ("CEO") and the Executive Vice President—Chief Financial Officer ("CFO"), Registrant reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, Registrant's CEO and CFO concluded, as of the date of such evaluation, that its disclosure controls and procedures are effective.

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

(c)
Exhibits required by Item 601 of Regulation S-K. See (a) (3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado on November 22, 2004.

WESTERN GAS RESOURCES, INC. (Registrant)
By:	/s/ PETER A. DEA Peter A. Dea Chief Executive Officer, President and Director