Form 10-Q/A
period 2004-03-31
WESTERN GAS RESOURCES INC
filed 2004-11-23
CIK 856716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

On May 1, 2004, there were 73,639,338 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004 (the "Original Report").  We are hereby amending the Original Report to reflect the effect of a two-for-one split of our common stock which occurred on June 18, 2004 and to amend Part I, Item 4 as it appeared in the Original Report.

Other than as set forth above, this Amendment No. 1 does not affect the consolidated financial statements and footnotes or other disclosures filed in the Original Report.  Items not amended are presented for the convenience of the reader only.  Other than the stock split described above, this Amendment No. 1 does not reflect events occurring after the original filing date of May 10, 2004.  Therefore, this Amendment should be read together with other documents we have filed with the Securities and Exchange Commission subsequent to the original filing date.

Western Gas Resources, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,767	$26,116
Trade accounts receivable, net	252,645	262,509
Inventory	30,432	70,304
Assets from price risk management activities	10,941	17,149
Other	3,767	11,225
Total current assets	329,552	387,303

Property and equipment:
Gas gathering, processing and transportation	1,045,972	1,028,176
Oil and gas properties and equipment (successful efforts method)	349,499	329,555
Construction in progress	133,898	134,751
	1,529,369	1,492,482
Less: Accumulated depreciation, depletion and amortization	(509,132)	(495,721)

Total property and equipment, net	1,020,237	996,761

Other assets:
Gas purchase contracts (net of accumulated amortization of $39,365 and $38,937, respectively)	28,790	29,219
Assets from price risk management activities	1,343	1,466
Equity investments	39,766	39,289
Other	5,705	6,486

Total other assets	75,604	76,460

TOTAL ASSETS	$1,425,393	$1,460,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,093	$303,186
Accrued expenses	41,883	42,136
Liabilities from price risk management activities	13,281	10,603
Dividends payable	2,554	3,056
Total current liabilities	378,811	358,981

Long-term debt	245,000	339,000
Liabilities from price risk management activities	1,112	1,304
Other long-term liabilities	22,600	22,057
Deferred income taxes payable, net	189,506	176,673

Total liabilities	837,029	898,015

Stockholders’ equity:
Preferred Stock; 10,000,000 shares authorized: $2.625 cumulative convertible preferred stock, par value $.10; 1,260,000 and 2,060,000 issued and outstanding, respectively ($62,285,200 aggregate liquidation preference)	126	206
Common stock, par value $.10; 100,000,000 shares authorized; 70,626,600 and 68,271,802 shares issued, respectively	3,549	3,438
Treasury stock, at cost; 50,032 common shares in treasury	(788)	(788)
Additional paid-in capital	387,391	385,019
Retained earnings	199,637	173,076
Accumulated other comprehensive income	(1,551)	1,558

Total stockholders’ equity	588,364	562,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,393	$1,460,524

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

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003

Revenues:
Sale of gas	$665,198	$793,270
Sale of natural gas liquids	92,915	92,049
Gathering, processing and transportation revenue	16,829	19,777
Price risk management activities	(5,368)	(17,694)
Other	1,642	704
Total revenues	771,216	888,106

Costs and expenses:
Product purchases	657,342	771,602
Plant and transportation operating expense	21,934	21,922
Oil and gas exploration and production expense	17,110	12,511
Depreciation, depletion and amortization	22,626	18,143
Loss on sale of assets	—	281
Selling and administrative expense	9,946	10,592
(Earnings) from equity investments	(1,926)	(1,562)
Interest expense	5,802	6,814
Total costs and expenses	732,834	840,303
Income before taxes	38,382	47,803
Provision for income taxes:
Current	3,543	521
Deferred	10,465	17,183
Total provision for income taxes	14,008	17,704

Income before cumulative effect of changes in accounting principles	24,374	30,099

Cumulative effect of changes in accounting principles net of tax of $2,710 and net of tax benefit of $3,967, respectively	4,714	(6,724)

Net income	29,088	23,375

Preferred stock requirements	(816)	(1,811)

Income attributable to common stock	$28,272	$21,564

Net income per share of common stock before cumulative effect of changes in accounting principles	$.34	$.43

Cumulative effect of changes in accounting principles	$.07	$(.10)

Earnings per share of common stock	$.41	$.33

Weighted average shares of common stock outstanding	68,365,900	66,175,360

Income attributable to common stock - assuming dilution	$29,088	$23,375

Earnings per share of common stock - assuming dilution	$.39	$.31

Weighted average shares of common stock outstanding - assuming dilution	73,651,610	74,326,196

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

	$2.625 Cumulative Convertible Preferred Stock	Shares of Common Stock	Shares of Common Stock in Treasury	$2.625 Cumulative Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total Stock- holders’ Equity
Balance at December 31, 2003	2,060,000	68,271,802	50,032	$206	$3,438	$(788)	$385,019	$173,076	$1,558	$562,509
Comprehensive income:
Net income, first quarter of 2004	—	—	—	—	—	—	—	29,088	—	29,088
Translation adjustments	—	—	—	—	—	—	—	—	(1,528)	(1,528)
Other comprehensive income
From equity investees	—	—	—	—	—	—	—	—	(983)	(983)
Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	—	2,266	2,266
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	—	(2,850)	(2,850)
Reduction to estimated ineffectiveness	—	—	—	—	—	—	—	—	(14)	(14)
Fair value of new hedge positions	—	—	—	—	—	—	—	—	—	—
Change in accumulated derivative comprehensive income	—	—	—	—	—	—	—	—	(598)	(598)
Total comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	25,979
Stock options exercised	—	234,390	—	—	12	—	2,906	—	—	2,918
Effect of re-priced options	—	—	—	—	—	—	181	—	—	181
Officer loans forgiven	—	—	—	—	—	—	—	—	—	—
Tax benefit related to stock options exercised	—	—	—	—	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	—	—	—	—	(1,765)	—	(1,765)
Dividends declared on $2.625 cumulative convertible preferred stock	—	—	—	—	—	—	—	(789)	—	(789)
Conversion of $2.625 cumulative convertible preferred stock	(786,751)	2,120,408	—	(79)	99	—	(46)	—	—	(26)
Redemption of $2.625 cumulative convertible preferred stock	(13,249)	—	—	(1)	—	—	(669)	27	—	(643)

Balance at March 31, 2004	1,260,000	70,626,600	50,032	$126	$3,549	$(788)	$387,391	$199,637	$(1,551)	$588,364

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

EARNINGS PER SHARE OF COMMON STOCK

Earnings per share of common stock are computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding.  In addition, earnings per share of common stock - assuming dilution is computed by dividing income attributable to common stock by the weighted average shares of common stock outstanding as adjusted for potential common shares.  Income attributable to common stock is net income less preferred stock dividends.  We declared preferred stock dividends of $789,000 and $1.8 million for the three months ended March 31, 2004 and 2003, respectively.  Common stock options and our $2.625 cumulative convertible preferred stock are potential common shares.  In December 2003, we issued a notice of redemption for a total of 800,000 shares of our $2.625 cumulative convertible preferred stock.  The holders of these shares had the right to convert them into shares of our common stock in lieu of receiving the redemption price in cash.   In January 2004, we issued an additional 989,622 (post-split 1,979,244) shares of common stock and paid $672,000 in cash proceeds to complete this redemption.  The following is a reconciliation of the weighted average shares of common stock outstanding to the weighted average common shares outstanding – assuming dilution.  In the first quarter of 2004, we declared dividends on outstanding common stock of $0.05 per share and dividends on outstanding preferred stock of $0.65625 per share.

	Quarter Ended March 31,
	2004	2003
Weighted average shares of common stock outstanding	68,365,900	66,175,360
Potential common shares from:
Common stock options	1,815,528	1,207,438
$2.625 Cumulative convertible preferred stock	3,470,182	6,943,398
Weighted average shares of common stock outstanding - assuming dilution	73,651,610	74,326,196

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

The change in the asset groupings for depreciation and depletion purposes is treated as a change in accounting principle.  Accordingly, the Accumulated depreciation, depletion, and amortization for these assets has been recalculated under the new asset groupings.  The cumulative effect of the change in depreciation and depletion method of $4.7 million, net of tax, or $0.07 per common share assuming dilution, is presented in the Consolidated Statement of Operations under the caption Cumulative effect of changes in accounting principles, net of tax.  This change resulted in an increase in Depreciation expense of  $310,000, or $0.01 per share of common stock, in the first quarter of 2004.

If we had adopted the change in asset groupings for depreciation and depletion purposes on January 1, 2003, we estimate that Depreciation, depletion and amortization expense in the first quarter of 2003 would have been $527,000 lower than reported on the Consolidated Statement of Operations.  The estimated pro forma effect of a January 1, 2003 change in depreciation and depletion methodology would have been $5.5 million in net income and $.07 in earnings per share of common stock.  For 2003, earnings per share after the cumulative effect of change in accounting principle for asset retirement obligations was $.31 per share.  If we had adopted the change in asset groupings for depreciation and depletion purposes on January 1, 2003, earnings per share would have been $.39 per share.

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

SUBSEQUENT EVENT

Conversion of Preferred Stock

On March 16, 2004, we issued a notice of redemption for all our outstanding  $2.625 cumulative convertible preferred stock, or approximately 1,260,000 shares.  On April 20, 2004, a total of 1,556,791 (post-split 3,113,582) common shares were issued and $391,000 was paid in cash to complete the redemption of our $2.625 cumulative convertible preferred stock.  After the completion of the notice of redemption, the $2.625 cumulative convertible preferred stock was delisted from trading on the New York Stock Exchange.

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

We are required to record compensation expense (if not previously accrued) equal to the number of unexercised re-priced options multiplied by the amount by which our stock price at the end of any quarter exceeds $10.50 per share.  We had options covering 48,438 and 119,000 common shares outstanding at March 31, 2004 and 2003, respectively, which were treated as repriced options.  Based on our stock price at March 31, 2004 of $25.42 per share and our stock price at March 31, 2003 of $16.27 per share, expense of $181,000 and $147,000, respectively, was recorded in the three months ended March 31, 2004 and 2003.

SFAS No. 123 requires pro forma disclosures for each quarter that a statement of operations is presented.  The following is a summary of the options to purchase our common stock granted during the quarters ended March 31, 2004 and 2003, respectively.

	Quarter Ended March 31,
	2004	2003
2002 Plan	35,000	60,000

The following is a summary of the weighted average fair value per share of the options granted during the quarters ended March 31, 2004 and 2003, respectively.

	Quarter Ended March 31,
	2004	2003
2002 Plan	$11.26	9.14

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

	Quarter Ended March 31,
	2004 As Reported	2004 Pro Forma	2003 As Reported	2003 Pro Forma
Net income	$29,088	$27,946	$23,375	$22,610
Net income attributable to common stock	28,272	27,130	21,564	20,799
Earnings per share of common stock	0.41	0.39	0.32	0.31
Earnings per share of common stock - assuming dilution	0.39	0.38	0.31	0.30
Stock-based employee compensation cost, net of related tax effects, included in net income	$115	$—	$92	$—
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	$—	$1,257	$—	$857

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

Any participant who elected to allocate a percentage of such participant’s funds in the Retirement Plan to the purchase of Units in the Western Gas Fund at any time during the Rescission Period, and who still holds those Units during the period of the rescission offer, may direct a sale of those Units to us at the price the participant paid for the Units, plus interest.  This election would be beneficial to any participant who purchased Units at a price higher than our stock price at the end of the period of the rescission offer.  At March 31, 2004, our common stock price was $ 50.85 (post-split $25.42) per share and the Western Gas Fund held approximately 136,400 (post-split 272,800) shares of our common stock.  The trustee of the Western Gas Fund sold the remaining 333,600 (post-split 667,200) shares of our common stock acquired during the Rescission Period.  If a participant has already directed and caused the sale of those Units purchased during the Rescission Period at a loss, then the trustee or the participant may receive from us, the price paid for those Units, plus interest, less the sale proceeds.  This election would be beneficial to any participant who sold Units at a loss.

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

17

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

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

(Dollars in thousands, except per share amounts and operating data).

	Three Months Ended March 31,		Percent Change
	2004	2003

Financial results:
Revenues	$771,216	$888,106	(13)
Gross profit	54,130	65,490	(17)
Net income	29,088	23,375	24
Earnings per share of common stock	0.41	0.33	24
Earnings per share of common stock-diluted	0.39	0.31	26
Net cash provided by operating activities	137,101	115,302	19
Net cash used in investing activities	(36,640)	(57,035)	(36)
Net cash used in financing activities	$(94,810)	$(52,391)	81

Operating data:
Average gas sales (MMcf/D)	1,367	1,593	(14)
Average NGL sales (MGal/D)	1,611	1,655	(3)
Average gas prices ($/Mcf)	$5.32	$5.53	(4)
Average NGL prices ($/Gal)	$0.63	$0.62	2

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

Preferred Stock Redemption.  In December 2003, we issued a notice of redemption for a total of 800,000 shares of our $2.625 cumulative convertible preferred stock.  The holders of these shares had the right to convert them into shares of our common stock in lieu of receiving the redemption price in cash.   In January 2004, we issued an additional 989,622 (post-split 1,979,244) shares of common stock to holders who elected to convert their shares and paid $672,000 in cash proceeds to complete this redemption.   In March 2004, we issued an additional notice of redemption for the remaining 1,260,000 shares of our $2.625 cumulative convertible preferred stock.  In April 2004, we issued an additional 1,556,791 (post-split 3,113,582) shares of common stock to holders who elected to convert their shares and paid $391,000 in cash proceeds to complete this redemption.  After the redemption, the $2.625 cumulative convertible preferred stock was delisted from trading on the New York Stock Exchange and application was made to the SEC to deregister such stock.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the direction of the Chief Executive Officer and President ("CEO") and the Executive Vice President and Chief Financial Officer ("CFO"), we reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our CEO and CFO concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WESTERN GAS RESOURCES, INC.
(Registrant)

Date: November 22, 2004	By:	/s/ PETER A. DEA
Peter A. Dea
Chief Executive Officer and President

Date: November 22, 2004	By:	/s/WILLIAM J. KRYSIAK
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