Form 10-Q/A
period 2004-06-30
WESTERN GAS RESOURCES INC
filed 2004-11-23
CIK 856716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 (the “Original Report”).  We are hereby amending the Original Report to correct a typographical error and to amend Part I, Item 4 as it appeared in the Original Report.

Other than as set forth above, this Amendment No. 1 does not affect the consolidated financial statements and footnotes or other disclosures filed in the Original Report.  Items not amended are presented for the convenience of the reader only.  This Amendment No. 1 does not reflect events occurring after the original filing date of August 9, 2004.  Therefore, this Amendment should be read together with other documents we have filed with the Securities and Exchange Commission subsequent to the original filing date.

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

Internal Control over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PricewaterhouseCoopers LLP appointment to serve as our independent auditors for the fiscal year ending December 31, 2004 was ratified as follows.

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