Form 10-Q/A
period 2004-09-30
WESTERN GAS RESOURCES INC
filed 2004-11-23
CIK 856716

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004 (the “Original Report”).  We are hereby amending the Original Report to amend Part I, Item 4 as it appeared in the Original Report.

Other than as set forth above, this Amendment No.1 does not affect the consolidated financial statements and footnotes or other disclosures filed in the Original Report.  Items not amended are presented for the convenience of the reader only.  This Amendment No. 1 does not reflect events occuring after the original filing date of November 9, 2004.  Therefore, this Amendment should be read together with other documents we have filed with the Securities and Exchange Commission subsequent to the original filing date.

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