Form 10-Q/A
period 2005-03-31
WESTERN GAS RESOURCES INC
filed 2005-12-19
CIK 856716

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

Explanatory Note:

Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission, or the SEC, on May 9, 2005, or the Original Filing, is being amended by this Form 10-Q/A to reflect restatements of our Consolidated Balance Sheet at March 31, 2005 and December 31, 2004; and our Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity for each of the three months ended March 31, 2005 and 2004, and the notes thereto.

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

For a more detailed description of these restatements, see the footnote “Restatement of Consolidated Financial Statements” to the accompanying Consolidated Financial Statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A. Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, including our expectations with respect to our 2005 capital budget and other forward-looking information, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our restated Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005 or our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, all of which are being filed concurrently with the filing of this Form 10-Q/A, or in other reports filed with the SEC subsequent to the date of this filing.

Western Gas Resources, Inc.

Form 10-Q/A

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,725	$390
Trade accounts receivable, net	364,459	385,811
Margin deposits	15,588	7,939
Inventory	64,592	94,604
Assets from price risk management activities	2,837	19,893
Deferred income taxes	9,432	—
Other	6,134	12,494
Total current assets	464,767	521,131
Property and equipment:
Gas gathering, processing and transportation	1,191,722	1,150,904
Oil and gas properties and equipment (successful efforts method)	512,175	495,314
Construction in progress	199,183	150,273
	1,903,080	1,796,491
Less: Accumulated depreciation, depletion and amortization	(598,233)	(570,582)
Total property and equipment, net	1,304,847	1,225,909
Other assets:
Gas purchase contracts (net of accumulated amortization of $41,124 and $40,652, respectively)	34,426	27,704
Assets from price risk management activities	424	249
Equity investments	36,108	35,729
Other	26,403	26,676
Total other assets	97,361	90,358
TOTAL ASSETS	$1,866,975	$1,837,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$387,310	$400,672
Accrued expenses	58,592	60,472
Liabilities from price risk management activities	28,979	4,321
Deferred income taxes	—	5,618
Dividends payable	3,710	3,704
Total current liabilities	478,591	474,787
Long-term debt	385,900	382,000
Liabilities from price risk management activities	309	180
Other long-term liabilities	53,187	51,827
Deferred income taxes payable, net	255,444	243,835

Total liabilities	1,173,431	1,152,629

Stockholders’ equity:
Common stock, par value $0.10; 100,000,000 shares authorized; 74,212,479 and 74,078,733 shares issued, respectively	7,444	7,430
Treasury stock, at cost; 50,032 common shares in treasury	(788)	(788)
Additional paid-in capital	394,962	392,437
Retained earnings	297,424	281,428
Accumulated other comprehensive income	(5,498)	4,262

Total stockholders’ equity	693,544	684,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,866,975	$1,837,398

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004

Reconciliation of net income to net cash provided by operating activities:
Net income	$19,706	$34,434
Add income items that do not affect cash:
Depreciation, depletion and amortization	29,078	22,626
Loss on sale of assets	28	—
Deferred income taxes	4,078	13,583
Non-cash change in fair value of derivatives	28,677	(2,245)
Cumulative effect of change in accounting principle	—	(4,714)
Compensation expense from common stock options	273	181
Other non-cash items, net	(1,220)	(2,940)

Adjustments to working capital to arrive at net cash provided by operating activities:
Decrease in trade accounts receivable	13,908	9,939
Decrease in product inventory	29,654	39,927
(Increase) decrease in other current assets	(994)	642
(Increase) in other assets and liabilities, net	(674)	(171)
(Decrease) increase in accounts payable	(10,603)	5,302
Increase in accrued expenses	5,485	7,932

Net cash provided by operating activities	117,396	124,496

Cash flows from investing activities:

Purchases of property and equipment, including acquisitions	(115,332)	(35,441)
Distributions from equity investees	324	—
Proceeds from the dispositions of property and equipment	767	315

Net cash used in investing activities	(114,241)	(35,126)

Cash flows from financing activities:

Proceeds from exercise of common stock options	2,307	2,918
Change in outstanding checks	(4,283)	11,091
Borrowings on revolving credit facility	807,065	260,850
Payments on revolving credit facility	(803,165)	(354,850)
Borrowings on long-term debt	25,000	—
Payments on long-term debt	(25,000)	—
Debt issue costs	(40)	—
Payments for redemption of preferred stock	—	(672)
Dividends paid	(3,704)	(3,056)

Net cash used in financing activities	(1,820)	(83,719)

Net increase in cash and cash equivalents	1,335	5,651

Cash and cash equivalents at beginning of period	390	26,116

Cash and cash equivalents at end of period	$1,725	$31,767

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
	Restated	Restated

Revenues:
Sale of gas	$696,219	$665,310
Sale of natural gas liquids	132,969	92,915
Gathering, processing and transportation revenue	23,880	16,829
Price risk management activities	(20,248)	2,984
Other	1,287	1,642
Total revenues	834,107	779,680

Costs and expenses:
Product purchases	707,354	657,342
Plant and transportation operating expense	27,699	21,934
Oil and gas exploration and production expense	24,896	17,110
Depreciation, depletion and amortization	29,078	22,626
Loss on sale of assets	28	—
Selling and administrative expense	12,532	9,946
(Earnings) from equity investments	(2,134)	(1,926)
Interest expense	3,520	5,802
Total costs and expenses	802,973	732,834
Income before taxes	31,134	46,846
Provision for income taxes:
Current	7,350	3,543
Deferred	4,078	13,583
Total provision for income taxes	11,428	17,126

Income before cumulative effect of changes in accounting principles	19,706	29,720

Cumulative effect of change in accounting principle net of tax of $2,710	—	4,714

Net income	19,706	34,434

Preferred stock requirements	—	(816)

Income attributable to common stock	$19,706	$33,618

Net income per share of common stock before cumulative effect of changes in accounting principles	$0.27	$0.42

Cumulative effect of change in accounting principle	$—	$0.07

Earnings per share of common stock	$0.27	$0.49

Weighted average shares of common stock outstanding	74,148,269	68,365,900

Income attributable to common stock - assuming dilution	$19,706	$34,434

Earnings per share of common stock - assuming dilution	$0.26	$0.47

Weighted average shares of common stock outstanding - assuming dilution	75,559,318	73,651,610

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

							Accumulated
		Shares					Other	Total
	Shares	of Common			Additional		Comprehensive	Stock-
	of Common	Stock	Common	Treasury	Paid-In	Retained	Income (Loss)	holders’
	Stock	in Treasury	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance at December 31, 2004 (Restated)	74,078,733	50,032	$7,430	$(788)	$392,437	$281,428	$4,262	$684,769
Comprehensive income:
Net income, first quarter of 2005 (Restated)	—	—	—	—	—	19,706	—	19,706
Translation adjustments	—	—	—	—	—	—	(2,271)	(2,271)
Other comprehensive income
From equity investees	—	—	—	—	—	—	77	77
Reclassification adjustment for settled contracts	—	—	—	—	—	—	(316)	(316)
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	(7,305)	(7,305)
Change in estimated ineffectiveness	—	—	—	—	—	—	55	55
Fair value of new hedge positions	—	—	—	—	—	—	—	—
Change in accumulated derivative comprehensive income	—	—	—	—	—	—	(7,566)	(7,566)
Total comprehensive income, net of tax	—	—	—	—	—	—	—	9,946
Stock options exercised	133,746	—	14	—	2,293	—	—	2,307
Compensation expense from common stock options	—	—	—	—	273	—	—	273
Tax benefit related to stock options exercised	—	—	—	—	(41)	—	—	(41)
Dividends declared on common stock	—	—	—	—	—	(3,710)	—	(3,710)

Balance at March 31, 2005 (Restated)	74,212,479	50,032	$7,444	$(788)	$394,962	$297,424	$(5,498)	$693,544

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENERAL

We have prepared the accompanying unaudited interim consolidated financial statements under the rules and regulations of the SEC.  As provided by such rules and regulations, we have condensed or omitted certain information and notes normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America.

The interim consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.  The interim Consolidated Financial Statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 included herein are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations expected for the year ended December 31, 2005.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) in 2001, we analyzed our gas storage and gas transportation contracts in detail, and determined that these contracts had the characteristics of a derivative as described in FAS 133.  The treatment of these contracts as derivatives has been consistently applied since adoption of FAS 133 as reflected in our consolidated financial statements.  Historically, we recorded these contracts at fair value with the changes in fair value reflected in earnings. On November 8, 2005, after the release of our third quarter 2005 results and prior to the filing of the Form 10-Q for the quarter ended September 30, 2005, it came to our attention that these contracts may not meet the definition of a derivative.  On November 21, 2005, we announced that our management and our audit committee had completed a review of the accounting treatment of our gas storage and gas transportation contracts and determined that these contracts do not meet the definition of a derivative under generally accepted accounting principles. Specifically, after a detailed review of the contracts and the market for those contracts, we determined that these contracts do not meet the definition of a derivative as: (i) the market for these types of contracts is not sufficiently liquid for us to receive fair value in a ready market and (ii) if any contract is assigned, there is no assurance that we will be relieved of our rights and obligations under that contract.  Accordingly, we have restated our audited financial statements for the years from 2001 through 2004, included herein and the beginning retained earnings as of January 1, 2002.

Historically, the non-cash mark-to-market valuation of the gas storage and transportation contracts, which were considered to be derivatives, effectively offset non-cash mark-to-market changes to the forward derivative contracts to sell our stored or transported natural gas.  The changes in both of these mark-to-market valuations were reflected in Price risk management activities on the Consolidated statement of operations and as reported in the marketing segment.  After the adjustments to correct the prior accounting for the gas storage and gas transportation contracts, the non-cash mark-to-market of the future sale derivative contracts on the sale of gas will fluctuate through earnings with changes in market prices and will not be offset by a corresponding mark-to-market on the gas storage and transportation contracts.  As the stored or transported natural gas is sold and the forward sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

The following table summarizes the impact of the accounting adjustments necessary to correct the treatment of storage and transportation contracts on our previously reported Net income in our original Quarterly Report on Form 10-Q for the period ended March 31, 2005 as filed on May 9, 2005 (000s):

	Three months ending
	March 31, 2005	March 31, 2004
Net income as previously reported	$32,628	$29,088
Accounting correction for derivatives (pre-tax)	(20,207)	8,463
Tax impact of above	7,285	(3,117)
Net income as restated	$19,706	$34,434

The following is a summary of the impact of these accounting adjustments on our Consolidated Balance Sheet and Consolidated Statement of Operations as previously reported in the original Quarterly Report on Form 10-Q as filed on May 9, 2005.  The aforementioned restatement adjustments do not affect cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities, although certain components of cash flows provided by operating activities have been restated.

Consolidated Balance Sheet

	For the period ending
	March 31, 2005		December 31, 2004
	As	As	As	As
(000s)	Reported	Restated	Reported	Restated
Assets:
Current assets from price risk management activities	20,859	2,837	22,238	19,893
Deferred income taxes	—	9,432	—	—
Long-term assets from price risk management activities	536	424	618	249
Total Assets	$1,875,677	$1,866,975	$1,840,112	$1,837,398

Liabilities and Stockholders’ equity
Current liabilities from price risk management activities	31,206	28,979	11,099	4,321
Deferred income taxes	—	—	—	5,618
Long-term liabilities from price risk management activities	310	309	417	180
Deferred income taxes payable, net	251,737	255,444	247,893	243,835
Total liabilities	1,171,952	1,173,431	1,158,084	1,152,629

Stockholders’ equity
Retained earnings	307,605	297,424	278,687	281,428
Total stockholders’ equity	703,725	693,544	682,028	684,769
Total liabilities and stockholders’ equity	$1,875,677	$1,866,975	$1,840,112	$1,837,398

Consolidated Statement of Operations

	Quarter Ended
	March 31, 2005		March 31, 2004
	As	As	As	As
(000s)	Reported	Restated	Reported	Restated
Revenues:
Price risk management activities	(40)	(20,248)	(5,480)	3,096
Total revenues	$854,315	$834,107	$771,216	$779,680

Income before income taxes	51,342	31,134	38,382	46,846
Provision for income taxes:
Deferred	11,364	4,078	10,465	13,583
Total provision for income taxes	18,714	11,428	14,008	17,126
Income before cumulative effect of change in accounting principle	32,628	19,706	24,374	29,720
Net income	32,628	19,706	29,088	34,434
Income attributable to common stock	32,628	19,706	28,272	33,618
Earnings per share of common stock before cumulative effect of change in accounting principle	0.44	0.27	0.34	0.42
Earnings per share of common stock	0.44	0.27	0.41	0.49
Income attributable to common stock - assuming dilution	32,628	19,706	29,088	34,434
Earnings per share of common stock - assuming dilution	$0.43	$0.26	$0.39	$0.47

The net impact of this restatement was to adjust Net income by ($12.9) million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively.  The net impact of this restatement was to adjust Earnings per share of common stock — assuming dilution by ($0.17) and $0.08 for the three months ended March 31, 2005 and 2004, respectively.

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

	Quarter Ended March 31,
	2005	2004
Weighted average shares of common stock outstanding	74,148,269	68,365,900
Potential common shares from:
Common stock options	1,411,049	1,815,528
$2.625 Cumulative Convertible Preferred Stock	—	3,470,182
Weighted average shares of common stock outstanding - assuming dilution	75,559,318	73,651,610

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

	Quarter Ended March 31,
2002 Plan	2005	2004
Options granted	83,000	35,000
Weighted average fair value per share	$15.65	$11.26

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

	Quarter Ended March 31,
	2005	2005	2004	2004
	As Reported Restated	Pro Forma Restated	As Reported Restated	Pro Forma Restated
Net income	$19,706	$18,027	$34,434	$33,293
Income attributable to common stock	19,706	18,027	33,618	32,477
Earnings per share of common stock	0.27	0.24	0.49	0.48
Earnings per share of common stock - assuming dilution	0.26	0.24	0.47	0.45
Stock-based employee compensation cost, net of related tax effects, included in net income	178	—	115	—
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	$—	$1,857	$—	$1,256

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

Transportation.  The Transportation segment reflects the operations of Western’s MIGC, Inc. and MGTC, Inc. pipelines.   The majority of the revenue presented in this segment is derived from transportation of residue gas for our Marketing segment and other third parties.  The Transportation segment’s firm capacity contracts range in duration from seven months to approximately five years.

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

Quarter Ended March 31, 2005:

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Trans-portation	Corporate	Eliminating Entries	Total
Revenues from unaffiliated customers:
Sale of gas	$(227)	$4,035	$690,333	$745	$—	$—	$694,886
Sale of natural gas liquids	49	—	133,766	—	—	—	133,815
Equity hedges:
Gas	107	1,226	—	—	—	—	1,333
Liquids	(846)	—	—	—	—	—	(846)
Gathering, processing andtransportation revenue	22,292	(162)	—	1,750	—	—	23,880
Total revenues from unaffiliated customers	21,375	5,099	824,099	2,495	—	—	853,068
Inter-segment revenues	275,854	69,268	17,704	3,442	10	(366,278)	—
Price risk management activities	(87)	—	(20,161)	—	—	—	(20,248)
Interest income	—	4	—	—	9,502	(9,506)	—
Other, net	1,105	2	—	—	180	—	1,287
Total revenues	298,247	74,373	821,642	5,937	9,692	(375,784)	834,107

Product purchases	221,453	1,279	840,044	858	—	(356,280)	707,354
Plant and transportation operating expense	26,639	4	1	1,812	—	(757)	27,699
Oil and gas exploration and production expense	—	34,138	—	—	—	(9,242)	24,896
(Earnings) from equity investments	(2,134)	—	—	—	—	—	(2,134)
Segment-operating profit (loss)	52,289	38,952	(18,403)	3,267	9,692	(9,505)	76,292

Depreciation, depletion and amortization	11,279	15,629	35	403	1,732	—	29,078
Selling and administrative expense	—	—	—	—	12,542	(10)	12,532
(Gain) loss from sale of assets	31	—	—	(3)	—	—	28
Interest expense	5	1	2	(154)	13,172	(9,506)	3,520
Income before income tax	$40,974	$23,322	$(18,440)	$3,021	$(17,754)	$11	$31,134

Identifiable assets:
Equity investment	$36,108	—	—	$1,071	$757,071	$(758,142)	$36,108
Property and equipment	712,270	$503,184	$15	35,862	53,516	—	1,304,847
Other allocated assets	5,251	19,210	116,149	48,960	434,545	(98,095)	526,020
Total identifiable assets	$753,629	$522,394	$116,164	$85,893	$1,245,132	$(856,237)	$1,866,975

Quarter Ended March 31, 2004:

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Trans-portation	Corporate	Eliminating Entries	Total
Revenues from unaffiliated customers:
Sale of gas	$924	$2,239	$659,936	$562	$—	$—	$663,663
Sale of natural gas liquids	1	—	95,306	—	—	—	95,307
Equity hedges:
Gas	149	1,500	—	—	—	—	1,649
Liquids	(2,392)	—	—	—	—	—	(2,392)
Gathering, processing and transportation revenue	15,086	—	—	1,743	—	—	16,829
Total revenues from unaffiliated customers	13,768	3,739	755,242	2,305	—	—	775,054
Inter-segment revenues	257,652	55,931	12,805	3,434	—	(329,822)	—
Price risk management activities	(21)	—	3,005	—	—	—	2,984
Interest income	—	—	—	—	4,009	(4,009)	—
Other, net	341	1	(2)	—	1,302	—	1,642
Total revenues	271,740	59,671	771,050	5,739	5,311	(333,831)	779,680

Product purchases	215,577	628	759,869	1,581	—	(320,313)	657,342
Plant and transportation operating expense	21,099	248	(242)	1,760	—	(931)	21,934
Oil and gas exploration and production expense	—	25,681	—	—	—	(8,571)	17,110
(Earnings) from equity investments	(1,926)	—	—	—	—	—	(1,926)
Segment-operating profit	36,990	33,114	11,423	2,398	5,311	(4,016)	85,220

Depreciation, depletion and amortization	9,001	10,991	17	416	2,201	—	22,626
Selling and administrative expense	—	—	—	—	9,961	(15)	9,946
(Gain) loss from sale of assets	—	—	—	—	—	—	—
Interest expense	—	34	95	(62)	9,744	(4,009)	5,802
Income before income tax	$27,989	$22,089	$11,311	$2,044	$(16,595)	$8	$46,846

Identifiable assets:
Equity investment	—	—	—	—	$483,720	$(443,954)	$39,766
Property and equipment	$623,219	$304,721	$17	$38,503	54,346	(569)	1,020,237
Other allocated assets	5,974	4,737	58,474	27,152	319,475	(52,120)	363,692
Total identifiable assets	$629,193	$309,458	$58,491	$65,655	$857,541	$(496,643)	$1,423,695

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

SFAS No. 123(R).   SFAS No. 123(R), “Share Based Payment” was issued in December 2004 and now must be adopted for annual periods that begin after June 15, 2005.  This pronouncement requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  We intend to adopt this pronouncement in the first quarter of 2006.  Currently, we are complying with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation.”  If SFAS No. 123(R) had been in effect during the first quarter of 2005, Earnings per share of common stock - assuming dilution in the first quarter ended March 31, 2005 would have been $0.22 per share of common stock or a reduction of approximately $0.02 per share of common stock from the actual results for the first quarter of 2005.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors that have affected our consolidated financial condition and results of operations for the three months ended March 31, 2005 and 2004.  Certain prior year amounts have been reclassified to conform to the presentation used in 2005.  You should also refer to our interim consolidated financial statements and notes thereto included elsewhere in this document.  This section, as well as other sections in this Form 10-Q/A, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as “may,” “intend,” “will,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.  In addition to the important factors referred to herein, numerous factors affecting the gas processing industry generally and in the specific markets for gas and NGLs in which we operate could cause actual results to differ materially from those in such forward-looking statements.

Restatement of Previously Issued Financial Statements

Upon adoption of FAS 133 in 2001, we analyzed our gas storage and gas transportation contracts in detail, and determined that these contracts had the characteristics of a derivative under generally accepted accounting principles. On November 21, 2005, we announced that our management and our audit committee have completed a review of the accounting treatment of our gas storage and gas transportation contracts and determined that these contracts do not meet the definition of a derivative.  Specifically, after a detailed review of the contracts and the market for those contracts, we subsequently determined that these contracts do not meet the definition of a derivative as: (i) the market for these types of contracts is not sufficiently liquid for us to receive fair value in a ready market and (ii) if any contract is assigned, there is no assurance that we will be relieved of our rights and obligations under that contract.

Historically, the non-cash mark-to-market valuation of the gas storage and transportation contracts which, prior to the restatement were considered to be derivatives, effectively offset non-cash mark-to-market changes to the forward derivative contracts to sell our stored or transported natural gas.  After the adjustments to correct the prior accounting for these contracts as derivatives, the non-cash mark-to-market of the forward derivative contract on the sale of gas will fluctuate through earnings with changes in market prices and will not be offset by a corresponding mark to market on the gas storage and transportation contracts.  As the stored or transported natural gas is sold and the forward sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

The effect of the restatement for each of the quarters ended March 31, 2005 and 2004 is as follows (amounts in thousands, except per share amounts).  For additional information on the nature and impact of these accounting corrections provided in Note 2, “Restatement of Consolidated Financial Statements,” please refer to our Consolidated Financial Statements included elsewhere in this Form 10-Q/A.:

	Quarter ended March 31,
	2005		2004
	As	As	As	As
	Reported	Restated	Reported	Restated
Total revenues	$854,315	$834,107	$771,216	$779,680
Income before taxes	51,342	31,134	38,382	46,846
Net income	32,628	19,706	29,088	34,434
Earnings per share-assuming dilution	0.43	0.26	0.39	0.47
Cash flow from operating activities	$117,396	$117,396	$124,496	$124,496

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

(Dollars in thousands, except per share amounts and operating data).

	Three Months Ended March 31,
	2005	2004	Percent
	Restated	Restated	Change

Financial results:
Revenues	$834,107	$779,680	7
Net income	19,706	34,434	(43)
Earnings per share of common stock	0.27	0.49	(45)
Earnings per share of common stock-assuming dilution	0.26	0.47	(45)
Net cash provided by operating activities	117,396	124,496	(6)
Net cash used in investing activities	(114,241)	(35,126)	225
Net cash used in financing activities	$(1,820)	$(83,719)	(97)

Operating data:
Average gas sales (MMcf/D)	1,302	1,367	(5)
Average NGL sales (MGal/D)	1,763	1,611	9
Average gas prices ($/Mcf)	$5.91	$5.32	11
Average NGL prices ($/Gal)	$0.84	$0.63	33

Net income decreased $14.7 million for the three months ended March 31, 2005 compared to the same period in 2004.  In this quarter, we had higher production of equity gas volumes and higher product prices as compared to the first quarter of 2004.  More than offsetting the benefit of the higher production and prices, was a decrease in the non-cash mark-to-market valuation of our gas storage and gas transportation contracts and an increase in operating costs and depreciation, depletion and amortization in the first quarter of 2005 and the cumulative effect of a change in accounting principle in the first quarter of 2004.  Effective as of January 1, 2004, we revised our depreciation and depletion methodology for our oil and gas properties.  This change in accounting principle resulted in a cumulative reduction of depreciation for periods prior to 2004 of $4.7 million, net of tax, in the quarter ended March 31, 2004.

Revenues from the sale of gas increased $31.0 million to $696.2 million for the three months ended March 31, 2005 compared to the same period in 2004.  This increase was primarily due to an increase in product prices in the three months ended March 31, 2005.  Average gas prices realized by us increased $0.59 per Mcf to $5.91 per Mcf for the quarter ended March 31, 2005 compared to the same period in 2004.  Included in the realized gas price were approximately $1.3 million of gains recognized in the three months ended March 31, 2005 related to futures positions on equity gas volumes.  We have entered into additional futures positions for approximately 61% of our equity gas for the remainder of 2005.  See further discussion in “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.  Average gas sales volumes decreased by 5% to 1,302 MMcf per day for the quarter ended March 31, 2005 compared to the same period in 2004.

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

The effect of Price risk management activities changed from $2.9 million for the quarter ended March 31, 2004 to ($20.2) million for the quarter ending March 31, 2005.  This change was due to the non-cash mark-to-market adjustments of our risk management activities.  This account is primarily impacted by changes in the forward price of natural gas in the 2005 quarter as compared to 2004 quarter and the impact of those price changes on the fair value of the forward sale derivatives for our gas in storage.

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

Plant and transportation operating expense increased by $5.8 million for the quarter ended March 31, 2005 compared to the same period in 2004.  The increase was primarily due to increases in property tax expenses, labor costs, repairs and maintenance, and third party gathering expenses.

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

Cash Flow Information

Cash flows from operating activities decreased by $7.1 million in the first quarter of 2005 compared to the first quarter of 2004. This decrease was primarily due to the timing of cash receipts and payables.

Cash flows used in investing activities increased by $79.1 million in the first quarter of 2005 compared to the first quarter of 2004.  This increase was primarily due to an increased level of capital expenditures including the February 2005 acquisition of additional midstream assets in the Greater Green River Basin.

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

	Quarter Ended March 31,
	2005	2004
Gross Margin ($/Mcf)(1)	$0.64	$0.49
Segment Plant operating and transportation expense ($/Mcf)	0.22	0.18
Net Margin ($/Mcf)	$0.42	$0.31
Average gas volumes gathered (MMcf/D)	1,356	1,312

(1) Gross Margin is segment Total revenues excluding net equity hedging losses less segment product purchases.

Exploration and Production.  The Exploration and Production segment realized segment-operating profit of $39.0 million in the first quarter of 2005 compared to $33.1 million in 2004. The increase is due to increased equity production, higher product prices, and the acquisition of production assets in the San Juan basin in the fourth quarter of 2004.   During the first quarter of 2005, our production of natural gas as compared to the same period in 2004 increased by 9% to 14.3 Bcfe.  The following table sets forth the average sales price received for our oil and gas products in the three months ended March 31, 2005 and 2004.

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

Marketing.  The Marketing segment realized a segment-operating loss of ($18.4) million for the three months ended March 31, 2005 compared to segment-operating profit of $11.4 million in the same period of 2004.  The decrease in segment-operating profit is substantially the result of a $23.2 million increase in the non-cash mark-to-market losses from our price risk management activities related to future sales of gas utilizing our storage and transportation capacity.  As the stored or transported natural gas is sold and the future sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings in the quarter in which the gas is physically sold.

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

Sources and Uses of Funds.  Our sources and uses of funds for the quarter ended March 31, 2005 are summarized as follows (dollars in thousands):

Sources of funds:
Borrowings under the revolving credit facility	$807,065
Borrowings under the master shelf agreement	25,000
Proceeds from the dispositions of property and equipment	767
Net cash provided by operating activities	117,396
Distributions from equity investments	324
Proceeds from exercise of common stock options	2,307
Total sources of funds	$952,859

Uses of funds:
Payments related to long-term debt (including debt issue costs)	$828,205
Capital expenditures	115,332
Change in balance of outstanding checks	4,283
Common dividends paid	3,704
Total uses of funds	$951,524

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

(1) Represents net production sold in Mmcfe per day.

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

	Quarter Ended March 31,
Productive Area	2005		2004
	Gross	Net	Gross	Net
Powder River Basin CBM
Productive wells drilled:	173	88	161	83

Jonah/Pinedale Field
Productive wells drilled:	19	2	12	1
Dry exploratory wells drilled:	1	0	0	0

San Juan Basin
Productive wells drilled:	17	16	0	0

Sand Wash Basin
Productive wells drilled:	0	0	3	3
Dry exploratory wells drilled:	1	1	0	0

Other
Exploratory productive wells drilled:	2	1	0	0

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

Our 2005 capital budget for the Powder River Basin coal bed project is estimated at $81.2 million, of which $29.1million was spent in the first quarter of 2005.  In 2005, we plan to participate in the drilling of 730 gross wells, or 365 net wells, in the Big George and related coals and an additional 120 gross wells, or 60 net wells, in the Wyodak and related coals.  An estimated 640 wells of the 850-well program will be on federal leaseholds and require drilling permits from the Bureau of Land Management, or BLM.  The remaining 210 well locations are on fee or state leaseholds.  Together with our co-developer, as of March 5, 2005, we have drilling permits approved for 421 of the federal wells planned for 2005.  Federal drilling permit applications for another 581 locations have been submitted to the BLM.  Timely receipt of these permits would allow us to complete our planned 2005-drilling program, and a portion of our 2006-drilling program, on federal leaseholds.

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

	Year	Gas	Gas	Average for the Quarter Ended March 31, 2005
Facilities (1)	Placed in Service	Gathering System Miles	Throughput Capacity (MMcf/D)(2)	Gas Throughput (MMcf/D) (3)	Gas Production (MMcf/D)(4)	NGL Production (MGal/D) (4)
Texas
Gomez Treating (5)	1971	389	280	89	81	—
Midkiff/Benedum	1949	2,332	165	141	93	810
Mitchell Puckett Treating (5)	1972	126	120	36	22	1
Wyoming
Coal Bed Methane Gathering	1990	1,369	548	387	356	—
Desert Springs Gathering	1979	65	10	6	6	21
Fort Union Gas Gathering(12)	1999	167	635	469	469	—
Granger Complex (6)(7)(8)	1987	714	325	289	248	396
Granger Straddle Plant	2004	—	200	155	—	12
Hilight Complex (6)	1969	657	124	17	13	60
Kitty/Amos Draw (6)	1969	321	17	5	3	24
Newcastle (6)	1981	146	5	3	2	21
Patrick Draw(6) (9)	1997	284	150	23	19	54
Red Desert (6)	1979	125	42	18	31	58
Rendezvous (10)	2001	238	275	326	326	—
Reno Junction (7)	1991	—	—	—	—	110
Table Rock Gathering	1979	100	20	13	13	—
Wamsutter Gathering (11)	1979	242	50	44	40	25
Wind River Gathering	1979	137	80	46	46	—
Oklahoma
Chaney Dell/Westana	1966	3,307	175	191	168	302
New Mexico
San Juan River (5)	1955	277	60	25	20	36
Utah
Four Corners Gathering	1988	104	15	3	2	15
Yellow Creek (9) (13)	1985	—	—	—	—	66
Total		11,100	3,296	2,286	1,958	2,011

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

We enter into derivatives for the future sale or purchase of natural gas to use our storage and transportation capacity.  These transactions utilizing our capacity are economic hedges, but are not afforded hedge accounting treatment.  Therefore, the non-cash mark-to-market of these economic hedges will fluctuate through earnings with changes in market prices.  As the stored or transported natural gas is sold and the future sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

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

Earnings Sensitivity.  Historically, the non-cash mark-to-market valuation of the gas storage and transportation contracts which were considered to be derivatives effectively offset non-cash mark-to-market changes to the forward derivative contract to sell our stored or transported natural gas.  After the adjustments to correct the prior accounting for these contracts as derivatives, the non-cash mark-to-market of the future sale derivative contract on the sale of gas will fluctuate through earnings with changes in market prices and will not be offset by a corresponding mark to market on the gas storage and transportation contracts.  For example, at March 31, 2005, we held gas in our contracted storage facilities and in imbalances of approximately 13.4 Bcf.  This inventoried gas was sold forward with derivatives.  Based on a $1.00 increase in the forward price of gas in the anticipated month of withdrawal, the change in the non-cash mark-to-market value of these derivatives will reduce pre-tax earnings by $13.4 million and a $1.00 decrease in the forward price of gas in the anticipated month of withdrawal will increase pre-tax earnings by $13.4 million. As the stored or transported natural gas is sold and the future sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

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

Summary of Derivative Positions.  A summary of the change in our derivative position from December 31, 2004 to March 31, 2005 is as follows (dollars in thousands):

Fair value of contracts outstanding at December 31, 2004 (restated)	$15,640
Decrease in value due to change in price	(14,442)
Decrease in value due to new contracts entered into during the period	(17,030)
(Gains) realized during the period from existing and new contracts	(10,197)
Changes in fair value attributable to changes in valuation techniques	—
Fair value of contracts outstanding at March 31, 2005 (restated)	$(26,029)

A summary of our outstanding derivative positions at March 31, 2005 is as follows (dollars in thousands):

	Fair Value of Contracts at March 31, 2005 (restated)
Source of Fair Value	Total Fair Value	Maturing In 2005	Maturing In 2006-2007	Maturing In 2008-2009	Maturing Thereafter
Exchange published prices	$(8,255)	$(5,888)	$(2,367)	—	—
Other actively quoted prices (1)	(4,643)	(4,112)	(555)	$24	—
Other valuation methods (2)	(13,131)	(13,131)	—	—	—
Total fair value	$(26,029)	$(23,131)	$(2,922)	$24	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting relating to the determination and periodic review of whether its gas storage and transportation contracts meet the definition of a derivative under generally accepted accounting principles which was previously identified in “Management’s Report on Internal Control over Financial Reporting (as restated)” included in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”) had not yet been remediated, our disclosure controls and procedures were ineffective as of March 31, 2005. Notwithstanding this material weakness, the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this Form 10-Q/A.

Remediation Efforts to Address This Material Weakness

In the fourth quarter of 2005, we implemented controls to ensure that all contracts accounted for as derivatives are reviewed as to their terms and the markets on which they are traded to reaffirm that each contract meets the definition of a derivative.  This control will be performed on a monthly basis.

Changes in Internal Control Over Financial Reporting

There were no material changes to internal controls over financial reporting during the first quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to work on its remediation plan to address the material weakness relating to the accounting for gas transportation and storage contracts identified in our 2004 Form 10-K/A.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) – Legal Proceedings,” in Item 1 of this Form 10-Q/A and incorporated by reference in this Item 1.

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

WESTERN GAS RESOURCES, INC.
(Registrant)

Date: December 19, 2005	By:	/s/ PETER A. DEA
Peter A. Dea
Chief Executive Officer and President

Date: December 19, 2005	By:	/s/WILLIAM J. KRYSIAK
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