Form 10-Q/A
period 2005-06-30
WESTERN GAS RESOURCES INC
filed 2005-12-19
CIK 856716

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

Explanatory Note

Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission, or the SEC, on August 9, 2005, or the Original Filing, is being amended by this Form 10-Q/A to reflect restatements of our Consolidated balance sheet at June 30, 2005 and December 31, 2004; and our Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity for each of the quarters and six months ended June 30, 2005 and 2004, and the notes thereto.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, including our expectations with respect to our 2005 capital budget and other forward-looking information, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in either our restated Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is being filed concurrently with the filing of this Form 10-Q/A, or in other reports filed with the SEC subsequent to the date of this filing.

Western Gas Resources, Inc.

Form 10-Q/A

Table of Contents

PART I - Financial Information

Explanatory Note

Item 1.	Financial Statements

Consolidated Balance Sheet - June 30, 2005 and December 31, 2004

Consolidated Statement of Cash Flows - Six Months Ended June 30, 2005 and 2004

Consolidated Statement of Operations – Three and Six Months Ended June 30, 2005 and 2004

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

WESTERN GAS RESOURCES, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
	Restated	Restated
ASSETS

Current assets:
Cash and cash equivalents	$6,038	$390
Trade accounts receivable, net	314,415	385,811
Margin deposits	16,885	7,939
Product inventory	92,096	94,604
Assets from price risk management activities	5,970	19,893
Deferred income tax	3,399	—
Other	11,766	12,494
Total current assets	450,569	521,131
Property and equipment:
Gas gathering, processing and transportation	1,215,286	1,150,904
Oil and gas properties and equipment (successful efforts method)	549,715	495,314
Construction in progress	219,866	150,273
	1,984,867	1,796,491
Less: Accumulated depreciation, depletion and amortization	(620,606)	(570,582)

Total property and equipment, net	1,364,261	1,225,909
Other assets:
Gas purchase contracts (net of accumulated amortization of $41,606 and $40,652, respectively)	33,044	27,704
Assets from price risk management activities	540	249
Equity investments	36,084	35,729
Other	25,796	26,676

Total other assets	95,464	90,358

TOTAL ASSETS	$1,910,294	$1,837,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$357,560	$400,672
Accrued expenses	57,541	60,472
Liabilities from price risk management activities	15,391	4,321
Deferred income tax	—	5,618
Dividends payable	3,733	3,704
Total current liabilities	434,225	474,787
Long-term debt	417,000	382,000
Liabilities from price risk management activities	1,436	180
Other long-term liabilities	59,325	51,827
Deferred income taxes payable, net	265,947	243,835

Total liabilities	1,177,933	1,152,629

Stockholders’ equity:
Common stock, par value $.10; 100,000,000 shares authorized; 74,612,053 and 74,078,733 shares issued, respectively	7,483	7,430
Treasury stock, at cost; 50,032 common shares in treasury	(788)	(788)
Unearned compensation	(10,741)	—
Additional paid-in capital	407,693	392,437
Retained earnings	331,339	281,428
Accumulated other comprehensive income	(2,625)	4,262

Total stockholders’ equity	732,361	684,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,910,294	$1,837,398

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004

Reconciliation of net income to net cash provided by operating activities:
Net income	$57,335	$48,083
Add income items that do not affect cash:
Depreciation, depletion and amortization	59,877	44,974
Loss on sale of assets	27	1,639
Deferred income taxes	19,775	27,068
Non-cash change in fair value of derivatives	17,614	(3,303)
Cumulative effect of a change in accounting principle	—	(4,714)
Compensation expense from common stock options and restricted stock	926	476
Other non-cash items, net	(1,532)	1,815

Adjustments to working capital to arrive at net cash provided by operating activities:
(Increase) decrease in trade accounts receivable	71,601	(23,972)
(Increase) decrease in margin deposits	(8,946)	1,956
(Increase) decrease in product inventory	1,933	(3,008)
Increase in other current assets	(11,379)	(3,856)
(Increase) decrease in other assets and liabilities, net	(565)	322
Increase (decrease) in accounts payable	(57,156)	2,975
Increase (decrease) in accrued expenses	10,592	(2,323)

Net cash provided by operating activities	160,102	88,132

Cash flows from investing activities:

Purchases of property and equipment, including acquisitions	(193,112)	(79,548)
Distributions from equity investees	613	1,196
Proceeds from the dispositions of property and equipment	1,411	697

Net cash used in investing activities	(191,088)	(77,655)

Cash flows from financing activities:

Proceeds from exercise of common stock options	2,735	3,492
Change in outstanding checks	6,335	26,168
Borrowings under revolving credit facility	1,789,015	810,630
Payments on revolving credit facility	(1,754,015)	(809,630)
Borrowings of long-term debt	25,000	100,000
Payments on long-term debt	(25,000)	(155,000)
Debt issue costs paid	(40)	(1,827)
Payments for the redemption of preferred stock	—	(1,930)
Dividends paid	(7,396)	(5,610)

Net cash provided by (used in) financing activities	36,634	(33,707)

Net increase (decrease) in cash and cash equivalents	5,648	(23,230)

Cash and cash equivalents at beginning of period	390	26,116

Cash and cash equivalents at end of period	$6,038	$2,886

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Restated	Restated	Restated	Restated
Revenues:
Sale of gas	$678,087	$595,881	$1,374,306	$1,261,191
Sale of natural gas liquids	149,481	102,021	282,450	194,936
Gathering, processing and transportation revenue	27,823	24,410	51,703	41,239
Price risk management activities	11,205	2,995	(9,043)	5,979
Other	1,430	531	2,717	2,173
Total revenues	868,026	725,838	1,702,133	1,505,518

Costs and expenses:
Product purchases	707,516	602,166	1,414,870	1,259,508
Plant and transportation operating expense	26,831	22,255	54,530	44,189
Oil and gas exploration and production expense	24,059	19,812	48,955	36,922
Depreciation, depletion and amortization	30,799	22,348	59,877	44,974
(Gain) loss on sale of assets	(1)	1,639	27	1,639
Selling and administrative expense	17,537	17,255	30,069	27,201
(Earnings) from equity investments	(2,246)	(1,776)	(4,380)	(3,702)
Loss from early extinguishment of debt	—	10,662	—	10,662
Interest expense	4,033	5,351	7,553	11,153
Total costs and expenses	808,528	699,712	1,611,501	1,432,546

Income before taxes	59,498	26,126	90,632	72,972
Provision for income taxes:
Current	6,172	(1,008)	13,522	2,535
Deferred	15,697	13,485	19,775	27,068
Total provision for income taxes	21,869	12,477	33,297	29,603

Income before cumulative effect of change in accounting principle	37,629	13,649	57,335	43,369

Cumulative effect of change in accounting principle, net of tax of $2,710	—	—	—	4,714

Net income	37,629	13,649	57,335	48,083

Preferred stock requirements	—	(19)	—	(835)

Income attributable to common stock	$37,629	$13,630	$57,335	$47,248

Net income per share of common stock before cumulative effect of change in accounting principle	$.51	$.19	$.77	$.60

Cumulative effect of change in accounting principle	$—	$—	$—	$.07

Earnings per share of common stock	$.51	$.19	$.77	$.67

Weighted average shares of common stock outstanding	74,234,424	73,158,240	74,191,346	70,942,578

Income attributable to common stock – assuming dilution	$37,629	$13,649	$57,335	$47,248

Earnings per share of common stock – assuming dilution	$.50	$.18	$.76	$.65

Weighted average shares of common stock outstanding assuming dilution	75,678,389	75,329,143	75,603,310	72,820,040

The accompanying notes are an integral part of the consolidated financial statements.

WESTERN GAS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share amounts)

								Accumulated
		Shares						Other	Total
	Shares	of Common				Additional		Comprehensive	Stock-
	of Common	Stock	Common	Treasury	Unearned	Paid-In	Retained	Income (Loss)	holders’
	Stock	in Treasury	Stock	Stock	Compensation	Capital	Earnings	Net of Tax	Equity

Balance at December 31, 2004 (restated)	74,078,733	50,032	$7,430	$(788)	$—	$392,437	$281,428	$4,262	$684,769
Comprehensive income:
Net income (restated)	—	—	—	—	—	—	57,335	—	57,335
Translation adjustments	—	—	—	—	—	—	—	(2,510)	(2,510)
Other comprehensive income
From equity investees	—	—	—	—	—	—	—	77	77
Reclassification adjustment for settled contracts	—	—	—	—	—	—	—	(623)	(623)
Changes in fair value of outstanding hedge positions	—	—	—	—	—	—	—	(2,339)	(2,339)
Change in estimated ineffectiveness	—	—	—	—	—	—	—	79	79
Fair value of new hedge positions	—	—	—	—	—	—	—	(1,571)	(1,571)
Change in accumulated derivative comprehensive income	—	—	—	—	—	—	—	(4,454)	(4,454)
Total comprehensive income, net of tax	—	—	—	—	—	—	—	—	50,448
Stock options exercised	171,060	—	17	—	—	2,718	—	—	2,735
Compensation expense from common stock options	—	—	—	—	—	463	—	—	463
Unearned compensation on restricted stock	362,260	—	36	—	(10,741)	11,168	—	—	463
Tax benefit related to stock options exercised	—	—	—	—	—	907	—	—	907
Dividends declared on common stock	—	—	—	—	—	—	(7,424)	—	(7,424)

Balance at June 30, 2005 (restated)	74,612,053	50,032	$7,483	$(788)	$(10,741)	$407,693	$331,339	$(2,625)	$732,361

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) in 2001, we analyzed our gas storage and gas transportation contracts in detail, and determined that these contracts had the characteristics of a derivative as described in FAS 133.  The treatment of these contracts as derivatives has been consistently applied since adoption of FAS 133 as reflected in our consolidated financial statements.  Historically, we recorded these contracts at fair value with the changes in fair value reflected in earnings. On November 8, 2005, after the release of our third quarter 2005 results and prior to the filing of the Form 10-Q for the quarter ended September 30, 2005, it came to our attention that these contracts may not meet the definition of a derivative.  On November 21, 2005, we announced that our management and our audit committee had completed a review of the accounting treatment of our gas storage and gas transportation contracts and determined that these contracts do not meet the definition of a derivative under generally accepted accounting principles. Specifically, after a detailed review of the contracts and the market for those contracts, we determined that these contracts do not meet the definition of a derivative as: (i) the market for these types of contracts is not sufficiently liquid for us to receive fair value in a ready market and (ii) if any contract is assigned, there is no assurance that we will be relieved of our rights and obligations under that contract.  Accordingly, we have restated our audited financial statements for the years from 2001 through 2004 included herein and the beginning retained earnings as of January 1, 2002.

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

The following table summarizes the impact of the accounting adjustments necessary to correct the treatment of storage and transportation contracts on our previously reported Net Income in our original Quarterly Report on Form 10-Q for the period ended June 30, 2005 as filed on August 9, 2005 (000s):

	Three months ending		Six months ending
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as previously reported	$33,318	$13,976	$65,946	$43,063
Accounting correction for derivatives (pre-tax)	6,830	(465)	(13,377)	7,998
Tax impact of above	(2,519)	138	4,766	(2,978)
Net income as restated	$37,629	$13,649	$57,335	$48,083

The following is a summary of the impact of these accounting adjustments on our Consolidated Balance Sheet and Consolidated Statement of Operations as previously reported in the original Quarterly Report on Form 10-Q as filed on August 9, 2005.  The aforementioned restatement adjustments do not affect cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities, although certain components of cash flows provided by operating activities have been restated.

Consolidated Balance Sheet

	For the period ending
	June 30, 2005		December 31, 2004
	As	As	As	As
(000s)	Reported	Restated	Reported	Restated
Assets:
Current assets from price risk management activities	17,131	5,970	22,238	19,893
Deferred income tax	—	3,399	—	—
Long-term assets from price risk management activities	539	540	618	249
Total Assets	$1,918,055	$1,910,294	$1,840,112	$1,837,398

Liabilities and Stockholders’ equity
Current liabilities from price risk management activities	17,474	15,391	11,099	4,321
Deferred income tax	—	—	—	5,618
Long-term liabilities from price risk management activities	1,437	1,436	417	180
Deferred income taxes payable, net	265,755	265,947	247,893	243,835
Total liabilities	1,179,825	1,177,933	1,158,084	1,152,629

Stockholders’ equity
Retained earnings	337,208	331,339	278,687	281,428
Total stockholders’ equity	738,230	732,361	682,028	684,769
Total liabilities and stockholders’ equity	$1,918,055	$1,910,294	$1,840,112	$1,837,398

Consolidated Statement of Operations

	Three Months Ending,				Six Months Ending,
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	As	As	As	As	As	As	As	As
(000s)	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Revenues:
Price risk management activities	4,375	11,205	3,460	2,995	4,335	(9,043)	(2,020)	5,979
Total revenues	$861,196	$868,026	$726,303	$725,838	$1,715,511	$1,702,133	$1,497,519	$1,505,518

Income before income taxes	52,668	59,498	26,591	26,126	104,010	90,632	64,973	72,972
Provision for income taxes:
Deferred	13,178	15,697	13,624	13,485	24,542	19,775	24,089	27,068
Total provision for income taxes	19,350	21,869	12,616	12,477	38,064	33,297	26,624	29,603
Income before cumulative effect of change in accounting principle	33,318	37,629	13,975	13,649	65,946	57,335	38,349	43,369
Net income	33,318	37,629	13,975	13,649	65,946	57,335	43,063	48,083
Income attributable to common stock	33,318	37,629	13,956	13,630	65,946	57,335	42,228	47,248
Earnings per share of common stock before cumulative effect of change in accounting principle	0.45	0.51	0.19	0.19	0.89	0.77	0.53	0.60
Earnings per share of common stock	0.45	0.51	0.19	0.19	0.89	0.77	0.60	0.67
Income attributable to common stock - assuming dilution	33,318	37,629	13,975	13,649	65,946	57,335	42,228	47,248
Earnings per share of common stock - assuming dilution	$0.44	$0.50	$0.19	$0.18	$0.87	$0.76	$0.58	$0.65

The net impact of this restatement was to adjust Net income by $4.3 million and ($326,000) for the three months ended June 30, 2005 and 2004, respectively, and ($8.6) million and $5.0 million for each of the six months ended June 30, 2005 and 2004, respectively.  The net impact of this restatement was to adjust Earnings per share of common stock – assuming dilution by $0.06 and ($0.01) for the three months ended June 30, 2005 and 2004, respectively, and ($0.11) and $0.7 for each of the six months ended June 30, 2005 and 2004, respectively.

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

In the second quarter of 2005, we granted approximately 362,000 shares of restricted common stock to our employees.  In conjunction with the grant of restricted stock, we will record as compensation expense over the three-year vesting period, the value of the restricted stock on the date of grant.  Accordingly, we recorded unearned compensation of $10.7 million in Stockholders’ equity and compensation expense of $463,000 in the second quarter of 2005.

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

The calculation of fully diluted earnings per share reflects potential common shares, if dilutive, and any related preferred dividends.

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

INCOME TAXES

The Total provision for income taxes, as a percentage of Income before taxes was approximately 36.8% and 36.7%, respectively, during the quarter and six months ended June 30, 2005 as compared to 47.8% and 40.6%, respectively, in the same periods of 2004.  This decrease is due to the civil penalty paid to the CFTC in 2004, which was non-deductible for tax purposes.

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

	Quarter Ended June 30,
	2005	2005	2004	2004
	As Reported Restated	Pro Forma Restated	As Reported Restated	Pro Forma Restated
Net income	$37,629	$35,062	$13,649	$12,523
Net income attributable to common stock	37,629	35,062	13,630	12,504
Earnings per share of common stock	0.51	0.47	0.19	0.17
Earnings per share of common stock - assuming dilution	0.50	0.46	0.18	0.17
Stock-based employee compensation cost, net of related tax effects, included in net income	412	—	188	—
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	$—	$2,979	$—	$1,314

	Six Months Ended June 30,
	2005	2005	2004	2004
	As Reported Restated	Pro Forma Restated	As Reported Restated	Pro Forma Restated
Net income	$57,335	$53,089	$48,083	$45,816
Net income attributable to common stock	57,335	53,089	47,248	44,981
Earnings per share of common stock	0.77	0.71	0.67	0.63
Earnings per share of common stock -assuming dilution	0.76	0.70	0.65	0.63
Stock-based employee compensation cost, net of related tax effects, included in net income	585	—	300	—
Stock-based employee compensation cost, net of related tax effects, includable in net income if the fair value based method had been applied	$—	$4,831	$—	$2,567

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

Quarter ended June 30, 2005

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Transportation	Other	Eliminating Entries	Total
Revenues from unaffiliated customers:
Sale of gas	$956	$3,040	$673,235	$409	$—	$—	$677,640
Sale of natural gas liquids	3	—	150,581	—	—	—	150,584
Equity hedges:
Residue	68	378	—	—	—	—	446
Liquids	(1,103)	—	—	—	—	—	(1,103)
Gathering, processing and transportation revenue	26,154	—	—	1,669	—	—	27,823
Total revenues from unaffiliated customers:	26,078	3,418	823,816	2,078	—	—	855,390

Inter-segment sales	300,326	78,376	24,940	3,353	10	(407,005)	—
Price risk management activities	(37)	—	11,242	—	—	—	11,205
Interest Income	—	4	18	—	12,435	(12,457)	—
Other, net	1,089	118	3	—	221	—	1,431
Total revenues	327,456	81,916	860,019	5,431	12,666	(419,462)	868,026

Product purchases	252,906	1,084	849,636	776	—	(396,886)	707,516
Plant and transportation operating expense	25,852	164	144	1,653	—	(982)	26,831
Oil and gas exploration and production expense	—	33,155	—	—	—	(9,096)	24,059
(Earnings) from equity investments	(2,246)	—	—	—	—	—	(2,246)
Segment operating profit	50,944	47,513	10,239	3,002	12,666	(12,498)	111,866

Depreciation, depletion and amortization	11,594	16,899	35	436	1,835	—	30,799
Selling and administrative expense	—	—	—	—	17,546	(9)	17,537
(Gain) loss from sale of assets	(213)	61	—	151	—	—	(1)
Interest expense	—	3	587	(194)	16,094	(12,457)	4,033
Income before tax	$39,563	$30,550	$9,617	$2,609	$(22,809)	$(32)	$59,498

Identifiable assets:
Equity investments	$32,675	$—	$—	$1,150	$857,160	$(854,901)	$36,084
Property and equipment	725,336	539,888	13	39,154	60,438	(568)	1,364,261
Other allocated assets	38,465	13,960	150,709	35,804	339,206	(68,195)	509,949
Total identifiable assets	$796,476	$553,848	$150,722	$76,108	$1,256,804	$(923,664)	$1,910,294

Quarter ended June 30, 2004

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Transportation	Other	Eliminating Entries	Total

Revenues from unaffiliated customers:
Sale of gas	$965	$1,544	$591,336	$303	$—	$—	$594,148
Sale of natural gas liquids	2	—	104,605	—	—	—	104,607
Equity hedges:
Residue	116	1,617	—	—	—	—	1,733
Liquids	(2,586)	—	—	—	—	—	(2,586)
Gathering, processing and transportation revenue	22,756	—	—	1,654	—	—	24,410
Total revenues from unaffiliated customers:	21,253	3,161	695,941	1,957	—	—	722,312

Inter-segment sales	251,772	60,425	14,796	3,711	—	(330,704)	—
Price risk management activities	(5)	—	3,000	—	—	—	2,995
Interest Income	—	3	—	—	4,333	(4,336)	—
Other, net	471	—	7	47	6	—	531
Total revenues	273,491	63,589	713,744	5,715	4,339	(335,040)	725,838

Product purchases	212,543	304	710,825	1,374	—	(322,880)	602,166
Plant and transportation operating expense	21,189	(178)	70	1,812	—	(638)	22,255
Oil and gas exploration and production expense	—	26,904	—	—	—	(7,092)	19,812
(Earnings) from equity investments	(1,776)	—	—	—	—	—	(1,776)
Segment operating profit	41,535	36,559	2,849	2,529	4,339	(4,430)	83,381

Depreciation, depletion and amortization	9,211	10,875	35	408	1,819	—	22,348
Selling and administrative expense	—	—	—	—	17,266	(11)	17,255
(Gain) loss from sale of assets	244	(196)	—	—	292	1,299	1,639
Loss from early extinguishment of debt	—	—	—	—	10,662		10,662
Interest expense	—	8	82	(71)	9,668	(4,336)	5,351

Income before tax	$32,080	$25,872	$2,732	$2,192	$(35,368)	$(1,382)	$26,126

Identifiable assets:
Equity investments	$2,469	$—	$—	$—	$697,196	$(662,882)	$36,783
Property and equipment	623,982	321,009	1,253	38,225	56,240	(569)	1,040,140
Other allocated assets	2,739	7,004	122,284	44,951	281,912	(38,451)	420,439
Total identifiable assets	$629,190	$328,013	$123,537	$83,176	$1,035,348	$(701,902)	$1,497,362

Six months ended June 30, 2005

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Transportation	Other	Eliminating Entries	Total

Revenues from unaffiliated customers:
Sale of gas	$730	$7,075	$1,363,568	$1,154	$—	$—	$1,372,527
Sale of natural gas liquids	51	—	284,347	—			284,398
Equity hedges:
Residue	175	1,604	—	—	—	—	1,779
Liquids	(1,949)	—	—	—	—	—	(1,949)
Gathering, processing and transportation revenue	48,446	(162)	—	3,419	—	—	51,703
Total revenues from unaffiliated customers:	47,453	8,517	1,647,915	4,573	—	—	1,708,458

Inter-segment sales	576,179	147,643	42,644	6,795	20	(773,281)	—
Price risk management activities	(125)	—	(8,918)	—	—	—	(9,043)
Interest Income	—	8	18	—	21,937	(21,963)	—
Other, net	2,194	120	3	—	401	—	2,718
Total revenues	625,701	156,288	1,681,662	11,368	22,358	(795,244)	1,702,133

Product purchases	474,358	2,364	1,689,680	1,634	—	(753,166)	1,414,870
Plant and transportation operating expense	52,491	168	146	3,464	—	(1,739)	54,530
Oil and gas exploration and production expense	—	67,294	—	—	—	(18,339)	48,955
(Earnings) from equity investments	(4,380)	—	—	—	—	—	(4,380)
Segment operating profit (loss)	103,232	86,462	(8,164)	6,270	22,358	(22,000)	188,158

Depreciation, depletion and amortization	22,872	32,528	71	839	3,567	—	59,877
Selling and administrative expense	—	—	—	—	30,089	(20)	30,069
(Gain) loss from sale of assets	(182)	61	—	148	—	—	27
Interest expense	5	4	589	(348)	29,266	(21,963)	7,553

Income before tax	$80,537	$53,869	$(8,824)	$5,631	$(40,564)	$(17)	$90,632

Identifiable assets:
Equity investments	$32,675	$—	$—	$1,150	$857,160	$(854,901)	$36,084
Property and equipment	725,336	539,888	13	39,154	60,438	(568)	1,364,261
Other allocated assets	38,465	13,960	150,709	35,804	339,206	(68,195)	509,949
Total identifiable assets	$796,476	$553,848	$150,722	$76,108	$1,256,804	$(923,664)	$1,910,294

Six months ended June 30, 2004

Restated

	Gas Gathering and Processing	Exploration and Production	Marketing	Transportation	Other	Eliminating Entries	Total

Revenues from unaffiliated customers:
Sale of gas	$1,889	$3,783	$1,251,272	$865	$—	$—	$1,257,809
Sale of natural gas liquids	3	—	199,911	—			199,914
Equity hedges:
Residue	265	3,117	—	—	—	—	3,382
Liquids	(4,978)	—	—	—	—	—	(4,978)
Gathering, processing and transportation revenue	37,842	—	—	3,397	—	—	41,239
Total revenues from unaffiliated customers:	35,021	6,900	1,451,183	4,262	—	—	1,497,366

Inter-segment sales	509,424	116,356	27,601	7,145	—	(660,526)	—
Price risk management activities	(26)	—	6,005	—	—	—	5,979
Interest Income	—	3	—	—	8,342	(8,345)	—
Other, net	812	1	5	47	1,308	—	2,173
Total revenues	545,231	123,260	1,484,794	11,454	9,650	(668,871)	1,505,518

Product purchases	428,120	932	1,470,694	2,955	—	(643,193)	1,259,508
Plant and transportation operating expense	42,288	70	(172)	3,572	—	(1,569)	44,189
Oil and gas exploration and production expense	—	52,585	—	—	—	(15,663)	36,922
(Earnings) from equity investments	(3,702)	—	—	—	—	—	(3,702)
Segment operating profit	78,525	69,673	14,272	4,927	9,650	(8,446)	168,601

Depreciation, depletion and amortization	18,212	21,866	52	824	4,020	—	44,974
Selling and administrative expense	—	—	—	—	27,227	(26)	27,201
(Gain) loss from sale of assets	244	(196)	—	—	292	1,299	1,639
Loss from early extinguishment of debt	—	—	—	—	10,662	—	10,662
Interest expense	—	42	177	(133)	19,412	(8,345)	11,153
Income before tax	$60,069	$47,961	$14,043	$4,236	$(51,963)	$(1,374)	$72,972

Identifiable assets:
Equity investments	$2,469	$—	$—	$—	$697,196	$(662,882)	$36,783
Property and equipment	623,982	321,009	1,253	38,225	56,240	(569)	1,040,140
Other allocated assets	2,739	7,004	122,284	44,951	281,912	(38,451)	420,439
Total identifiable assets	$629,190	$328,013	$123,537	$83,176	$1,035,348	$(701,902)	$1,497,362

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

SFAS No. 123(R).   SFAS No. 123(Revised 2004), “Share Based Payment”, or SFAS No. 123(R), was issued in December 2004 and now must be adopted for annual periods that begin after June 15, 2005.  This pronouncement requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  We intend to adopt this pronouncement in the first quarter of 2006.  Currently, we are complying with the pro forma disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation.  SFAS 123(R) provides for various methods of adoption.  We have not yet determined which method of adoption we will utilize.

SFAS No. 151.    SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued in November 2004 and is effective for the Company for inventory costs incurred in fiscal years beginning after June 15, 2005, and will be applied prospectively.  SFAS No. 151 amends APB Opinion No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of costs and the allocation of fixed production overheads.  We will adopt SFAS No. 151 on January 1, 2006 and believe that the adoption of this pronouncement will not affect our results of operations, financial position or cash flows.

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

Historically, the non-cash mark-to-market valuation of the gas storage and transportation contracts which, prior to the restatement were considered to be derivatives, effectively offset non-cash mark-to-market changes to the future sale derivatives for our stored or transported natural gas.  Without this offsetting valuation, the non-cash mark-to-market of the future sale derivative contracts on the sale of gas will fluctuate through earnings with changes in market prices and will not be offset by a corresponding mark to market on the gas storage and transportation contracts which are no longer derivatives.  As the stored or transported natural gas is sold and the forward derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

The effect of the restatement for each of the three and six months ending June 30, 2005 and 2004 is as follows. Additional information on the nature and impact of these accounting corrections is provided in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q/A (amounts in thousands, except per share amounts):

	Three months ending				Six months ending
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Total revenues	$861,196	$868,026	$726,304	$725,838	$1,715,511	$1,702,133	$1,497,519	$1,505,518
Income before taxes	52,668	59,498	26,592	26,126	104,010	90,632	64,973	72,972
Net income	33,318	37,629	13,976	13,649	65,946	57,335	43,063	48,083
Earnings per share-assuming dilution	0.44	0.50	0.19	0.18	0.87	0.76	0.58	0.65
Cash flow from operating activities	$42,706	$42,706	$(36,364)	$(36,364)	$160,102	$160,102	$88,132	$88,132

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004

(Dollars in thousands, except per share amounts and operating data).

	Restated			Restated
	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Financial results:
Revenues	$868,026	$725,838	20	$1,702,133	$1,505,518	13
Net income	37,629	13,649	176	57,335	48,083	19
Earnings per share of common stock	0.51	0.19	168	0.77	0.67	15
Earnings per share of common stock - diluted	0.50	0.18	178	0.76	0.65	17
Net cash (used in) provided by operating activities	42,706	(36,364)	217	160,102	88,132	82
Net cash (used in) investing activities	(76,847)	(42,529)	81	(191,088)	(77,655)	146
Net cash (used in) provided by financing activities	$38,454	$50,012	(23)	$36,634	$(33,707)	209

Operating data:
Average gas sales (MMcf/D)	1,162	1,190	(2)	1,231	1,279	(4)
Average NGL sales (MGal/D)	1,876	1,643	14	1,819	1,627	12
Average gas prices ($/Mcf)	$6.38	$5.49	16	$6.13	$5.40	14
Average NGL prices ($/Gal)	$0.88	$0.68	29	$0.86	$0.66	30

Net income increased $24.0 million for the three months ended June 30, 2005, compared to the same period in 2004.  The increase in net income was primarily attributable to higher production of equity gas volumes, higher commodity prices in the second quarter of 2005, and mark-to-market non-cash gains from our price risk management activities related to our future sales of gas utilizing our gas storage and gas transportation capacity.  In addition, the second quarter of 2004 was negatively impacted by an after-tax charge associated with a settlement with the CFTC of $7.0 million, and an after-tax charge associated with the early extinguishment of long-term debt of $6.7 million.  In the second quarter of 2005, we had an increase in operating costs and depreciation, depletion and amortization and an after-tax charge of $3.8 million recorded in connection with a settlement of litigation.

Net income increased $9.3 million for the six months ended June 30, 2005, compared to the same period in 2004. This increase was primarily attributable to higher production of equity gas volumes and higher commodity prices, offset in part by mark-to-market non-cash losses from our price risk management activities related to our future sales of gas utilizing our storage and transportation capacity.  In addition, the first six months of 2004 were negatively impacted by the 2004 settlement with the CFTC, and the 2004 early extinguishment of long-term debt.  Partially offsetting these items in the 2004 period was the cumulative effect of a change in accounting principle.  Effective as of January 1, 2004, we revised our depreciation and depletion methodology for our oil and gas properties.  This change in accounting principle resulted in a cumulative reduction of depreciation for periods prior to 2004 of $4.7 million, net of tax, in 2004.

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

The effect of Price risk management activities changed from $3.0 million for the quarter ended June 30, 2004 to $11.2 million for the quarter ended June 30, 2005.  This change was due to the non-cash mark-to-market of our risk management activities.  This account is primarily impacted by changes in the forward price of natural gas in the 2005 quarter as compared to 2004 quarter and the impact of those price changes on the fair value of the forward sale derivatives for our gas in storage.

The effect of Price risk management activities changed from $6.0 million for the six months ended June 30, 2004 to ($9.0) million for the six months ended June 30, 2005.  This change was due to the non-cash mark-to-market of our risk management activities.  This account is primarily impacted by changes in the forward price of natural gas in the 2005 period as compared to 2004 period and the impact of those price changes on the fair value of the forward sale derivatives for our gas in storage.

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

Depreciation, depletion and amortization increased by $8.5 million and $14.9 million, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  For the quarter ended June 30, 2005 as compared to the same period in 2004, we had a $2.4 million increase in DD&A in our midstream operations primarily due to our expanding CBM gathering system in the Powder River Basin and the October 2004 acquisition of additional midstream assets in the San Juan Basin, and a $6.0 million increase in DD&A in our upstream operations primarily due to our continued development in the Powder River Basin, downward revisions to reserves in the Powder River Basin based on the December 2004 reserve report, and our October 2004 acquisition of producing properties in the San Juan Basin.  For the six months ended June 30, 2005 as compared to the same period in 2004, we had a $4.7 million increase in DD&A in our midstream operations and a $10.6 million increase in our upstream operations primarily due to those items mentioned above.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross Margin ($/Mcf)(1)	$0.60	$0.53	$0.62	$0.51
Segment Plant operating and transportation expense ($/Mcf)	0.20	0.18	0.21	0.18
Net Margin ($/Mcf)	0.40	0.35	0.41	0.33
Average gas volumes gathered (MMcf/D)	1,394	1,314	1,375	1,313

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

Marketing.  The Marketing segment realized segment-operating loss of $8.2 million for the six months ended June 30, 2005 compared to a segment-operating profit of $14.3 million in the same period of 2004.  The decrease was due to lower price differentials between the Rocky Mountain and Mid Continent market centers, which reduced the Marketing segment’s ability to capitalize on our transportation contracts, and by non-cash mark-to-market losses from our price risk management activities related to our future sales of gas utilizing our storage and transportation capacity.  As the stored or transported natural gas is sold and the future sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings in the quarter in which the gas is physically sold.

Transportation.  The Transportation segment realized segment-operating profit of $6.3 million for the six months ended June 30, 2005 compared to $4.9 million in the same period of 2004.  The Transportation segment includes the results from the MIGC and MGTC pipelines in the Powder River Basin.

Recently Issued Accounting Pronouncements.  We continually monitor and revise our accounting policies as new rules are issued.  See Notes to Consolidated Financial Statements (Unaudited) in Item 1 of this Form 10-Q/A for a detailed description of recently issued accounting pronouncements.

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

(2)	Gas throughput capacity is as of June 30, 2005 and represents capacity in accordance with design specifications unless other constraints exist, including permitting or field compression limits.
(3)	Aggregate natural gas volumes delivered into our gathering systems.
(4)	Volumes of gas and NGLs are allocated to a facility when a well is connected to that facility; volumes exclude NGLs fractionated for third parties.
(5)	Sour gas facility (capable of processing or treating gas containing hydrogen sulfide and/or carbon dioxide).
(6)	Processing facility that includes fractionation (capable of fractionating raw NGLs into end-use products).
(7)	NGL production includes conversion of third-party feedstock to iso-butane.
(8)	The Granger Complex includes the Lincoln Road facility. The volume information for this facility is reported with the volume information for Granger.
(9)	This facility was acquired in a transaction, which was completed on February 1, 2005.
(10)	The majority of the gas gathered by the Rendezvous gas gathering system is delivered to our Granger facility and is included with the volume information reported for Granger.
(11)	A portion of the gas gathered by the Wamsutter gas gathering system is delivered to our Red Desert facility and is included with the volume information reported for Red Desert.
(12)	A portion of the gas gathered by Fort Union is also reported under Coal Bed Methane Gathering.
(13)	NGL fractionation facility that receives product from third parties via liquids pipeline and truck.

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

Marketing

Gas.    We market gas produced at our wells and at our plants and gas purchased from third parties to end-users, local distribution companies, or LDCs, pipelines and other marketing companies throughout the United States and Canada.  In addition to our offices in Denver, we have marketing offices in Houston, Texas and Calgary, Alberta.  Third-party sales, firm transportation capacity on interstate pipelines and our gas storage positions, combined with the stable supply of gas from our facilities and production, enable us to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods.  One of the primary goals of our gas marketing operations continues to be the preservation and enhancement of the value received for our equity volumes of natural gas.  This goal is achieved through the use of hedges on the production of our equity natural gas and through the use of firm transportation capacity.

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

Earnings Sensitivity.  Historically, the non-cash mark-to-market valuation of the gas storage and transportation contracts which were considered to be derivatives effectively offset non-cash mark-to-market changes to the forward derivative contract to sell our stored or transported natural gas.  After the adjustments to correct the prior accounting for these contracts as derivatives, the non-cash mark-to-market of the future sale derivative contract on the sale of gas will fluctuate through earnings with changes in market prices and will not be offset by a corresponding mark to market on the gas storage and transportation contracts.  For example, at June 30, 2005, we held gas in our contracted storage facilities and in imbalances of approximately 18.8 Bcf.  This inventoried gas was sold forward with derivatives.  Based on a $1.00 increase in the forward price of gas in the anticipated month of withdrawal, the change in the non-cash mark-to-market value of these derivatives will reduce pre-tax earnings by $18.8 million and a $1.00 decrease in the forward price of gas in the anticipated month of withdrawal will increase pre-tax earnings by $18.8 million.  As the stored or transported natural gas is sold and the future sale derivatives are settled, we will realize the benefit of the storage and transportation transactions through earnings.

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

Summary of Derivative Positions.  A summary of the change in our derivative position from December 31, 2004 to June 30, 2005 is as follows (dollars in thousands):

Fair value of contracts outstanding at December 31, 2004 (restated)	$15,640
Decrease in value due to change in price	(7,767)
Decrease in value due to new contracts entered into during the period	(9,552)
Gains realized during the period from existing and new contracts	(8,640)
Changes in fair value attributable to changes in valuation techniques	—
Fair value of contracts outstanding at June 30, 2005 (restated)	$(10,319)

A summary of our outstanding derivative positions at June 30, 2005 is as follows (dollars in thousands):

	Fair Value of Contracts at June 30, 2005 (restated)
Source of Fair Value	Total Fair Value	Maturing In 2005	Maturing In 2006-2007	Maturing In 2008-2009	Maturing Thereafter
Exchange published prices	$(4,867)	$(810)	$(4,057)	—	—
Other actively quoted prices (1)	3,619	3,348	247	$24	—
Other valuation methods (2)	(9,071)	(6,411)	(2,660)	—	—
Total fair value	$(10,319)	$(3,873)	$(6,470)	$24	—

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting relating to the determination and periodic review of whether its gas storage and transportation contracts meet the definition of a derivative under generally accepted accounting principles, which was previously identified in “Management’s Report on Internal Control over Financial Reporting (as restated)” included in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”) had not yet been remediated, our disclosure controls and procedures were ineffective as of June 30, 2005.  Notwithstanding this material weakness, the Company’s management believes that the consolidated financial condition, results of operations and cash flows are fairly presented in this Form 10-Q/A.

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

Changes in Internal Control Over Financial Reporting.

There were no material changes to internal controls over financial reporting during the first quarter ended June 30, 2005, that have materially affected, are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to work on its remediation plan to address the material weakness relating to the accounting for gas transportation and storage contracts identified in our 2004 Form 10-K/A.

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